Form 10KSB
period 2002-12-31
CARLETON VENTURES CORP
filed 2003-03-31
CIK 1162324

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[ X ]	Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the fiscal year ended December 31, 2002

[ ]	Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from __________________________ to __________________________

COMMISSION FILE NUMBER                    000-50180

CARLETON VENTURES CORP.

(Name of small business issuer in its charter)

NEVADA	98-0365605

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 306, 1140 Homer Street, Vancouver, BC	V6B 2X6

(Address of principal executive offices)	(Zip Code)

604-689-1659

Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act:	NONE.

Securities registered under Section 12(g) of the Exchange Act:	COMMON STOCK, PAR VALUE $0.001
PER SHARE.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year $NIL

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $MARKET VALUE], based on a price of $ per share, being the last sale price of the Registrant’s common stock

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 5,640,500 Shares of Common Stock

Transitional Small Business Disclosure Format (check one): Yes [  ]     No [  ]

     CARLETON VENTURES CORP.
ANNUAL REPORT ON FORM 10-KSB

PART I

ITEM 1.      DESCRIPTION OF BUSINESS.

CORPORATE ORGANIZATION

Carleton Ventures Corp. (“We”, the “Company” or “Carleton”) was incorporated on May 26, 1999 under the laws of the State of Nevada.

We purchased fourteen unpatented mineral claims located in Elko County in the State of Nevada from Senate Capital Group Inc. in March 2001.

Mr. Dennis Higgs, our president and a director, and Ms. Aileen Lloyd, our secretary, treasurer and a director, have been our sole promoters since our inception.

DESCRIPTION OF BUSINESS

In General

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We own fourteen unpatented mineral claims that we refer to as the Burner Hills mineral claims. Further exploration of these mineral claims is required before a final determination as to their viability can be made. There is no assurance that a commercially viable mineral deposit exists on our mineral claims. Our plan of operations is to carry out exploration work on these claims in order to ascertain whether they possess commercially exploitable quantities of gold or silver. We can provide no assurance to investors that our mineral claims contain a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability.

Acquisition of the Burner Hills Unpatented Mineral Claims

We purchased a 100% interest in fourteen unpatented mineral claims located in Elko County in the State of Nevada from Senate Capital Group Inc. in March 2001. We paid a purchase price of $10,051.88 and issued 1,500,000 shares of our common stock to Senate Capital Group in consideration for these mineral claims.

The Burner Hills mineral claims were recorded on November 19, 2000 by Mr. John A. Rice. The Burner Hills mineral claims were subsequently sold to Senate Capital Group, a private company controlled by Mr. Dennis Higgs, our president and a director, in December 2000 for a purchase price of $10,051.88. This amount was comprised of Mr. Rice’s costs in acquiring the mineral claims, plus a finders fee of $6,000.

Mr. Rice prepared a geological report on the Burner Hills mineral claims in December 2000 for Mr. Higgs on behalf of Senate Capital Group. This initial geological report summarized the information from previous exploration of the mineral claims and recommended exploration procedures on the mineral claims.

We entered into the mineral property purchase agreement with Senate Capital Group on March 14, 2001. Under the terms of this agreement, we acquired title to the Burner Hills mineral claims and the December 2000 geological report prepared by Mr. Rice in a non-arms-length transaction. We paid to Senate Capital Group the amount of $10,051.88 and issued to Senate Capital Group a total of 1,500,000 shares of our common stock in consideration for this acquisition. The total consideration issued to Senate Capital Group was based on the determination of the value of the Burner Hills mineral claims by our board of directors as being equal to $25,051.88 as of March 14, 2001. This determination was a subjective determination made by our board of directors based on several factors, including the cost to acquire the mineral claims, the subjective assessment by our board of directors of the results of the December 2000 geological report received from Mr. Rice and the subjective assessment by our board of directors of the market for prospective gold exploration properties of similar merit in the region of the Burner Hills minerals claims. Our board of directors did not obtain or consider any evaluation of the Burner Hills mineral claims made by any arms-length party in making this subjective determination. Accordingly, we can give investors no assurance that the value of the Burner Hills mineral claims arrived at by our board of directors is representative of the fair market value of the Burner Hills mineral claims. The cash consideration of $10,051.88 paid to Senate Capital Group was based on the cost paid by Senate Capital Group to acquire the mineral claims from Mr. Rice. The share consideration issued was based on the last sales price of our common stock of $0.01 per share, for total share consideration of $15,000.

The transaction that we entered into with Senate Capital Group was not an arms length transaction as Mr. Dennis Higgs, our president and a director, is the sole shareholder of Senate Capital Group. Mr. Higgs is one of our two directors and had a conflict of interest in this transaction. Accordingly, the determination of the market value of the Burner Hills mineral claims and the consideration that we paid for the Burner Hills was not an independent arms-length transaction.

Recording of the Burner Hills Unpatented Mineral Claims

The Burner Hills mineral claims were recorded with the Bureau of Land Management of the United States Department of the Interior under the following names and claim numbers:

Name of Mineral Claim	Claim Number

Pepper 1	NMC#822713
Pepper 2	NMC#822714
Pepper 3	NMC#822715
Pepper 4	NMC#822716
Pepper 5	NMC#822717
Pepper 6	NMC#822718
Pepper 7	NMC#822719
Pepper 8	NMC#822720
Pepper 9	NMC#822721
Pepper 10	NMC#822722
Pepper 11	NMC#822723
Pepper 12	NMC#822724
Pepper 13	NMC#822725
Pepper 14	NMC#822726

The township, range and sections of the Burner Hills mineral claims are as follows:

Name of Mining Claim	Section	Township	Range
Pepper 1	12	41N	47E
Pepper 2	12	41N	47E
Pepper 3	12	41N	47E
Pepper 4	12	41N	47E
Pepper 5	12	41N	47E
Pepper 6	12	41N	47E
Pepper 7 SW Pepper 7 NW	12 13	41N 41N	47E 47E
Pepper 8 SW Pepper 8 NW	12 13	41N 41N	47E 47E

Name of Mining Claim	Section	Township	Range
Pepper 9	13	41N	47E
Pepper 10	13	41N	47E
Pepper 11	13	41N	47E
Pepper 12	13	41N	47E
Pepper 13	13	41N	47E
Pepper 14	13	41N	47E

Mr. Rice recorded these claims in November 2000 to cover the main area of potential gold and silver mineralization. We are the legal and beneficial owner of title to the mineral claims, and no other person or entity has any interest in the mineral claims. The mineral claims are unpatented mineral claims that give us a property right to the minerals in the claims and the right to use the surface to extract minerals. Title to the land comprising the mineral claims and the surface resources is owned by the United States.

In order to maintain our mineral claims in good standing, we must pay maintenance fees in lieu of completing exploration work with the Bureau of Land Management of the United States Department of the Interior. Currently, a maintenance fee of $100 per mineral claim must be paid in each year to maintain the mineral claims for an additional year. In total, we must pay $1,400 per year to maintain the Burner Hills mineral claims in good standing for each year. Extension of our claims is automatic upon payment of the required maintenance fees. If we fail to pay the maintenance fees, then our mineral claims will lapse and we will lose all interest that we have in these mineral claims. We extended our mineral claims to September 1, 2003 by paying the required maintenance fees to the Bureau of Land Management in August, 2002.

Location of the Burner Hills Unpatented Mineral Claims

The Burner Hills mineral claims are located approximately sixteen miles north, northeast of Midas, Nevada. Elevations in the area range from 1700 meters to 1925 meters. The property is accessed via a two-track dirt road from County Road 18, a well-maintained gravel road that provides access to Midas from either Winnemucca or Elko.

Geological Report

We received an initial geological evaluation report on the Burner Hills mineral claims prepared by Mr. John A. Rice and dated December 2000. Mr. Rice is a graduate of the Colorado State University and holds a Bachelors of Science degree in Geology (1978) and a Masters of Science degree in Economic Geology (1984) from the Colorado State University. Mr. Rice is a member of the Geological Society of Nevada and the Society of Economic Geologists. We received this December 2000 geological report upon our acquisition of the Burner Hills mineral claims. We have received an updated geological work program from Mr. Rice dated November 2001. This updated geological report incorporates the results of the completion by Mr. Rice as our geological consultant of phase one of the geological work program recommended by Mr. Rice in his December 2000 geological report.

The purpose of the initial geological report was to summarize the information from the previous exploration of the mineral claims and to recommend exploration procedures on the mineral claims. The initial geological report summarizes the results of the history of the exploration of the mineral claims, the regional and local geology of the mineral claims and the mineralization and the geological formations identified as a result of the prior exploration. The initial geological report also gives conclusions regarding potential mineralization of the mineral claims and recommended a two phase geological exploration program.

Exploration History of the Unpatented Mineral Claims

The history of the exploration of the mineral claims is summarized in the geological report that we obtained from Mr. Rice. The following summary of the exploration history of the mineral claims is based on Mr. Rice’s description.

1	.	The earliest activities in the area of the mineral claims began in the 1880’s when miners extracted silver-lead ore from the Mint mine, an abandoned mine located on the Burner Hills mineral claims;

2	.	In 1893, mining operations ceased, but were renewed in the 1930’s and 1940’s;

3	.	We completed the first phase of our exploration program consisting of additional mapping and rock sampling during the 2001 field season.

Geology of the Unpatented Mineral Claims

In the updated report of Mr. Rice dated November 2001, Mr. Rice concludes that there are three veins that have the potential of hosting economic gold and silver mineralization on the Burner Hills mineral claims. Economic mineralization is the presence of mineralization on our mineral claims in sufficient quantity and concentration and in an accessible location that would justify the commercial extraction of these minerals through an operating mine. Economic mineralization would be identified by delineation of a body of ore by drilling and/or underground sampling to demonstrate that the ore body has a sufficient tonnage and average grade of metals to justify commercial extraction.

The quartz veins identified on the Burner Hills mineral claims are present within volcanic and sedimentary rocks present on the Burner Hills mineral claims. A quartz vein is a body of quartz rock, frequently long and narrow, that may contain gold. Quartz veins that host gold, silver and base metal mineralization are typical of a low sulfidation, epithermal hot-springs gold system. A low sulfidation, epithermal hot-springs gold system is a gold deposit formed by hot-springs activity with low sulfur content.

The primary area of exploration interest on the Burner Hills mineral claims is the area of the Mint Mine, where historic production of silver and lead began in the 1880’s. The Mint mine is an abandoned mine located on the Burner Hills mineral claims. The Mint mine is located on a quartz vein known as the Mint vein. The Mine vein refers to a quartz vein identified on the Burner Hills mineral claims. Prospect pits and quartz vein material associated with the Mint vein occur on the surface of the Burner Hills mineral claims over an extent of 450 meters (approximately 1500 feet). A parallel vein to the south of the Mint vein has also been identified on the Burner Hills mineral claims. Mineralization occurring at the junctions of the identified veins are primary exploration targets because of the possibility of locating high grade gold and silver deposits at these structurally prepared intersections.

Mr. Rice notes in his updated report that recent successes in Nevada have occurred in old mining districts with drilling below zones of historic production. The Burner Hills property has this type of potential, and thus, Mr. Rice concludes that it should be thoroughly explored.

Exploration Program

In his geological report dated December 2000, Mr. Rice recommended the completion of a two phase geological work program on the Burner Hills mineral claims. The first phase of the work program was recommended to consist of geologic mapping and sampling and a soil geochemistry orientation survey. A soil geochemistry orientation survey involves the identification of elements or suite of elements present in soil sampled from the mineral claims with the objective of assessing the geology of the mineral claims. We proceeded with a portion of this recommended first phase of the exploration program during the 2001 field season at a cost of $1,830. This work program was completed by Mr. Rice as our consulting geologist and included the geological mapping and sampling work recommended by Mr. Rice in his December 2000 geological report, but did not include the soil geochemistry survey. As a result of the completion of this first phase of the work program, Mr. Rice delivered to us an updated geological report dated November 2001.

Results and Recommendations of the Phase I Report and Phase II Reports .

Samples collected by Mr. Rice from the Burner Hills mineral claims during phase one of our exploration program show that the area of the mineral claims is anomalous in gold and highly anomalous with silver, with the best results in the northeast striking veins, the Mint vein and the parallel vein to the south of the Mint vein. Assay results from these rock chip samples indicate that a mineralized system containing gold and silver is present. An assay is a chemical analysis of a rock sample to determine the amounts of metals in the rock sample and to test the rock sample for mineral composition, purity and weight. Anomalous concentrations of gold and silver are defined as concentrations of gold and silver that are statistically significantly greater than the base concentrations of gold and silver that would be expected to be found in the bedrock. The best assay results are from the Mint vein and the parallel vein identified to the south of the Mint claim. The assay results indicating a mineralized system containing gold and silver are important as we would not proceed to further stages of exploration on our property without assay results indicating mineralization in rock samples taken from the surface of the property.

Based on these assay results, Mr. Rice recommended a further three phase geological work program. This recommendation was based on the conclusion of Mr. Rice that the assay results were indicative of a gold and silver mineralized system below the surface of the Burner Hills mineral claims. The second and third phases of this exploration program were recommended in order to better identify exploration targets and to determine if further additional claims are required. If the location of additional claims was recommended, we would conduct a search of the Bureau of Land Management to determine if the land of interest adjacent to our unpatented mineral claims is available for staking. If the land had not been staked by any other person and was available for staking, we would retain our consulting geologist to complete the staking and make the required filings with the Bureau of Land Management in order to acquire unpatented mineral claims to this land. The location of further additional mineral claims adjacent to the existing Burner Hills mineral claims may be required if the exploration completed on the existing claims indicates that the identified mineralization extends beyond these claims, thereby warranting the location of additional claims to adequately cover the prospective mineralized system. The fourth phase would consist of a modest drilling program of a minimum of three holes.

We accepted the recommendations of the phase one updated geological report and we proceeded to complete the second phase of the recommended exploration program in the summer of 2002. Mr. Rice visited the site of the mineral claims and completed the gathering of samples for analysis as part of this phase of exploration. The second phase included the completion of a detailed orientation soil grid. We received the geological report on Mr. John Rice summarizing the results of this second phase and giving further conclusions and recommendations in August 2002.

In his August 2002 geological report, Mr. Rice concluded that the results of the soil survey completed as part of the second phase show that there is a recognizable zone of mineralization present on the Burner Hills mineral claims. This zone is indicated by anomalous values of gold, silver and arsenic. Anomalous values of elements are concentrations that are statistically significantly greater than the base concentrations of elements that would be expected to be found in the bedrock. Mr. Rice concluded that these anomalies correlate with the Mint vein zone. Mr. Rice also concluded that the soil survey agrees with the geological map of the Mint vein is a discontinuous geological structure that trends from the old workings in the northeast to the southwestern edge of the property: a minimum distance of 900 metres (approximately 3000 feet). The gold soil map and silver soil map prepared by Mr. Rice as part of his August 2002 report show that high values of gold and silver are confined to the Mint vein structure. Mr. Rice concluded that these results were encouraging and recommended proceeding to phase three of the recommended exploration program. Phase three would involve the completion of an induced polarization geophysical survey. An induced polarization geophysical survey will involve the application of a current into the ground using a pair of electrodes and sampling of the results at various locations throughout the mineral claims. The results are then plotted on a map in order to map the lateral and vertical variations in electrical resistivity and chargeability of the minerals present on the claims. These results would then be interpreted by our geologist. The data from this work would be used to define targeted locations for the drilling program to be completed as part of the fourth phase of exploration. The estimated cost of completion of this third phase is $13,000. This estimate includes the costs associated with a geologist’s review of the work conducted and interpretation of results.

The fourth phase of the recommended exploration program is to complete a modest drilling program consisting of a minimum of three drill holes. The estimated cost of completion of this fourth phase is $40,000. This estimate includes the costs associated with a geologist’s review of the work conducted and interpretation of results.

The total cost for these two additional phases of the exploration program is thus estimated to be $53,000. Our working capital deficit position as of December 31, 2002 was $10,619. While our working capital is not sufficient to enable us to complete the third and fourth stages of our exploration program, we have received a commitment from Senate Capital Group, a related party, to loan us additional funds, to a maximum of $13,000, being the budged cost of phase three, to complete the third phase. Accordingly, we will require additional financing in order to complete the full four stage exploration program. We currently do not have any arrangements for additional financing and we can provide no assurance to investors that we will be able to obtain additional financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for silver and gold and the costs of mining these materials. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

We will make a determination whether to proceed with phase four upon completion of phase three and our review of the results of this third phase. In making this determination, we will assess whether the results of phase three are sufficiently positive to enable us to obtain the financing we will need for us to continue through phase four of the exploration program. Results that would be sufficiently positive will be based on the recommendations and conclusions of our geologist that will be contained in a geological report that we will receive on the results of this phase of exploration. The conclusions and recommendations will be based on the professional opinion of our geologist based on the results of this phase of exploration. Whether these conclusions and recommendations will warrant further investment will be based on many factors, including the price of gold, the market for shares of junior exploration companies, the market for financing of mineral exploration projects and the individual decisions of investors at the time of their evaluation of an investment. Given these factors, we can give investors no assurance as to what recommendations and conclusions arising from the results of phase three will be sufficiently positive for us to obtain additional financing and proceed with further exploration.

If we determine not to proceed with additional exploration on the Burner Hills mineral claims based on the results of phase three, then we anticipate that we will pursue the acquisition of an interest in an additional mineral property. We anticipate that any acquisition of an interest in an additional mineral property would be made by the acquisition of an option to acquire an interest in the mineral property that would be exercisable by our completing exploration work on the property. We anticipate that the acquisition of an option in a mineral property would be our only feasible plan of operations, as we anticipate that our financial resources after completion of phase two will be insufficient to acquire a full ownership interest in a property of merit. There is no assurance that we would be able to acquire an interest in any additional mineral property or achieve the additional financing necessary for us to proceed with exploration if an interest in an additional mineral property was acquired.

Each phase of the recommended work program would include a geological review and interpretation of the results of the phase. The geological review and interpretations required in each phase of the exploration program would be comprised of reviewing the data acquired and analyzing this data to assess the potential mineralization of the mineral claims. Geological review entails the geological study of an area to determine the geological characteristics, identification of rock types and any obvious indications of mineralization. The purpose of undertaking the geological review would be to determine if there is sufficient indication of mineralization to warrant additional exploration. Positive results at each stage of the exploration program would be required to justify continuing with the next phase. Such positive results would include the identification of the zones of mineralization.

If we are not able to further proceed with phase four of the exploration of the Burner Hills mineral claims due to our inability to fund future exploration, then we plan to pursue the acquisition of another mineral property. We anticipate that any future acquisition would involve the acquisition of an option to earn an interest in a mineral claim as we anticipate that we would not have sufficient cash to purchase a mineral claim of sufficient merit to warrant exploration. We may also decide to expand the scope of targeted properties to include potential oil and gas properties if the market for minerals continues to be depressed. If we are unable to secure a mineral or natural resource property for exploration, then we would pursue the acquisition of another business or business asset. There is no assurance that we would be able to acquire any interest in any other mineral or natural resource property or other business in view of our limited financial resources. Further, we anticipate that we would be required to secure further financing in order to conduct any exploration on any mineral or natural resource property or business acquired. There is no assurance that we would be able to secure the required financing or that we would achieve profitability if financing was completed.

Our reasons for pursuing the acquisition of an additional property if we do not continue with exploration of the Burner Hills mineral claims would be to create value for our shareholders, although we anticipate that shareholders would suffer dilution if we were able to achieve additional financing to explore any new property. We anticipate that any new property would not be acquired in a related-party transaction with one of our officers or directors. However, our articles and bylaws and Nevada corporate law do not prohibit an acquisition of a new property in a related-party transaction with one of our officers or directors. Accordingly, it is possible that we could property in a related-party transaction with one of our officers or directors. We have no present intention to acquire or merge with any other company or to acquire any new property in a related-party transaction with one of our officers or directors. While our bylaws do not contain any required procedures in the event of a potential acquisition of any new property in a related-party transaction, our policy is to require the interested director to disclose to the board of directors the nature and extent of their interest in the transaction. The remaining directors on our board who do not have any interest in the possible transaction will then consider and if deemed fair to the corporation, approve the acquisition. In making this determination, the disinterested directors will have the authority, but will not be required to, seek an independent valuation of the assets to be acquired. The consideration or entering into of a related party transaction with one of our directors will create the potential for a conflict between our interests and the interests of the interest director.

Current State of Exploration

Our mineral claims presently do not have any mineral reserves. The property that is the subject of our mineral claims is undeveloped and does not contain any open-pit or underground mines. There is no mining plant or equipment located on the property that is the subject of the mineral claim. Currently, there is no power supply to the mineral claims.

We have only recently commenced exploration of the mineral claims and exploration is currently in the preliminary stages. Our planned exploration program is exploratory in nature and there is no assurance that mineral reserves will be found.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. We may not have sufficient capital available to cover the payment of such liabilities or damages which could result in our having to shut down our exploration activities. We do not have any insurance to cover such potential liabilities or damages.

Competitive Conditions

We are a junior mineral resource exploration company engaged in the business of mineral exploration. We compete with other junior mineral resource exploration companies for financing from a limited number of investors that are prepared to make investments in junior mineral resource exploration companies. The presence of competing junior mineral resource exploration companies may impact on our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors.

We also compete for mineral properties of merit with other junior exploration companies. Competition could reduce the availability of properties of merit or increase the cost of acquiring the mineral properties. This competition could result in junior exploration companies acquiring mineral claims adjacent to the Burner Hills mineral claims which would result in our inability to acquire those adjacent mineral claims.

If the results of our mineral exploration program are successful, we may try to sell our mineral claims to a senior exploration company or to enter into a joint venture agreement with a senior exploration company for the further exploration and possible production of our mineral claims. We would face competition from other junior mineral resource exploration companies if we attempt to enter into a sale or a joint venture agreement with a senior exploration company. Senior exploration companies have limited ability to purchase properties from junior exploration properties or to enter into joint venture agreements with junior exploration programs and will seek the junior exploration companies who have the properties that they deem to be the most attractive in terms of potential return and investment cost.

Many of the junior mineral resource exploration companies with whom we compete have greater financial and technical resources than we do. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit and on exploration of their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in our competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and to senior exploration companies that may purchase mineral properties or enter into joint venture agreements with junior exploration companies. This competition could adversely impact on our ability to finance further exploration, to sell our mineral claims to a senior exploration company or to enter into a joint venture agreement with a senior exploration company.

Compliance with Government Regulation

We will be required to conduct all mineral exploration activities in accordance with the Bureau of Land Management of the United States Department of the Interior. We have paid all maintenance fees on the Burner Hills mineral claims required to date. We have the right to remove mineral samples from the claims, to complete a soil geochemistry survey and an IP survey without obtaining any permit or government approval, provided that none of these exploration activities result in disturbance to the surface. Accordingly, we will be able to complete phase three of our exploration program without obtaining any permits or other government approval. The completion of phase three will not result in any environmental impact on the Burner Hills minerals claims and consequently there will be no expense associated with compliance with environmental laws for this phase.

We will be required to obtain a permit prior to the initiation of the fourth phase of the recommended exploration program as this stage will involve diamond drilling on the property. This permit must be obtained from the Bureau of Land Management. In order to obtain the permit, we would file a notice of intent with the BLM which would describe our plan of operations, including a description of our planned drilling program, the number of holes to be drilled and the disturbance to the land. We would also be required to demonstrate to the BLM that we had the necessary resources to pay for any required reclamation. It is estimated that it would take approximately two months to obtain the required permit at an estimated cost to us of $1,000.

We will incur additional expense associated with compliance with environmental laws in completing the fourth phase of the exploration program. Environmental laws will require that we reclaim the roads that we construct to carry out the drilling program comprising phase four and that we contain and bury the drilling fluids generated in the drilling process. The cost of road reclamation is typically 50% of the cost of road construction. This reclamation cost is estimated to be approximately $1,000 and is included in the budget of $40,000 for the completion of phase four. The cost of containing and burying the drilling fluids is negligible as it can be completed as part of the road reclamation project.

Employees

We have no employees as of the date of this Annual Report other than our two officers.

We conduct our business largely through agreements with consultants and arms-length third parties.

Exploration Expenditures

We incurred $5,605 in exploration expenditures during the year ended December 31, 2002 and $4,091 in exploration expenditures during our fiscal year ended December 31, 2001. These exploration expenditures were comprised of expenses incurred in connection with the exploration of our mineral claims.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this Annual Report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

Risks Related To Our Financial Condition And Business Model

If we do not obtain additional financing, our business will fail.

Our current operating funds are less than necessary to complete the exploration of the mineral claims, and therefore we will need to obtain additional financing in order to complete our business plan. As of December 31, 2002, we had cash in the amount of $7,814 and a working capital deficit of $10,619. We currently do not have any operations and we have no income. Our business plan calls for significant expenses in connection with the exploration of our mineral claims. We have sufficient funds to commence phase three of the recommended exploration program on the Burner Hills mineral claim and we have a financing commitment from a related party to advance to us a maximum of $13,000, being the budgeted cost of phase three, to enable us to complete this phase. However, we will require additional financing in order to complete the fourth phase of our exploration program due to our working capital deficiency. We will also require additional financing if the costs of the exploration of our optioned mineral claim are greater than anticipated. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. We currently do not have any arrangements for financing and we can provide no assurance to investors that we will be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for silver and gold and the costs of mining these materials. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. Even if we are successful in completing our current exploration program and we receive positive results, we will still have to undertake an extensive and expensive drilling program to determine the extent of mineralization on the Burner Hills mineral claims.

There is substantial doubt about our ability to continue as a going concern.

Our financial statements included with this Annual Report have been prepared assuming we will continue as a going concern. Our auditors have made reference to the substantial doubt about our ability to continue as a going concern in their audit report on our audited financial statements for the year ended December 31, 2001. As discussed in the notes to our audited financial statements, we have incurred a net loss of $49,623 from May 26, 1999 (inception) to December 31, 2001, have not attained profitable operations and are dependent upon obtaining adequate financing to fulfil our exploration activities. We have incurred a net loss of $101,294 from May 26, 1999 (inception) to December 31, 2002. These factors raise substantial doubt that we will be able to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Because we have not earned revenues from business operations, we face a high risk of business failure.

We have just begun the initial stages of exploration of our mineral claims, and thus have no way to evaluate the likelihood that we will be able to operate the business successfully. We were incorporated on May 26, 1999 and to date have been involved primarily in organizational activities, the acquisition of the mineral claims and obtaining a geological report on our mineral claims. We have not earned any revenues as of the date of this Annual Report and there is no assurance that we will achieve revenues if we carry out our plan of operations. We face a high risk of business failure as a result of these factors.

Because of the speculative nature of exploration of mineral exploration properties, there is substantial risk that no commercially exploitable minerals will be found and our business will fail.

The search for valuable minerals as a business is extremely risky. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. We can provide investors with no assurance that our mineral claims contain commercially exploitable reserves of gold and silver. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures to be made by us in the exploration of the mineral claims may not result in the discovery of commercial quantities of ore. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. Additional potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates of recommended work programs. These risks may result in us being able to establish the presence of commercial quantities of ore on our mineral claims with the result that we may not be able to fund future exploration activities. In such a case, we would be unable to complete our business plan.

Because we anticipate our operating expenses will increase prior to our earning revenues, we may never achieve profitability.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of our mineral claims and the production of minerals thereon, if any, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. We may not have sufficient capital available to cover the payment of such liabilities or damages which could result in our having to shut down our operations. We do not have any insurance to cover such potential liabilities or damages.

Because our president has only agreed to provide his services on a part-time basis, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Mr. Higgs, our president, is a consultant who provides his management services to many companies, including companies involved in geological exploration. Mr. Higgs provides his services on a part-time basis averaging approximately 8 hours per week. We have entered into an office facilities and service contract with Senate Capital Group Inc., wholly owned by Dennis Higgs to provide office facilities and administrative services. This agreement, however, provides that Mr. Higgs and Senate Capital are entitled to pursue other business activities, provided that these other activities do not interfere with Mr. Higgs’s obligations to us. Mr. Higgs anticipates that he will not spend a significant amount of his business time on our business activities based on our current plan of operations. If the demands of our business require the full business time of Mr. Higgs, he is prepared to adjust his timetable to devote more time to our business. However, there can be no assurance that Mr. Higgs will be able to devote sufficient time to the management of our business, as and when needed.

Because our executive officers do not have formal training specific to the technicalities of mineral exploration, there is a higher risk our business will fail.

While Mr. Dennis Higgs and Ms. Aileen Lloyd, our executive officers and directors, have experience managing a mineral exploration company, they do not have formal training as geologists or in the technical aspects of management of a mineral exploration company. Additionally, neither Mr. Higgs nor Ms. Lloyd have ever managed any company involved in starting or operating a mine. With no direct training or experience in these areas, our management may not be fully aware of many of the specific requirements related to working within this industry. Our decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, the lack of training and experience of our management in this industry could result in management making decisions that could result in a reduced likelihood of our being able to locate commercially exploitable reserves on our mineral claims with the result that we would not be able to achieve revenues or raise further financing to continue exploration activities. In view of this risk, we will have to rely on the technical services of others trained in appropriate areas. If we are unable to contract for the services of such individuals, it will make it difficult and maybe impossible to pursue our business plan.

Our management may have conflicts of interest that will not be resolved in the best financial interest of Carleton Ventures.

Our president and one of our directors, Mr. Dennis Higgs, is the sole shareholder of a private company, Senate Capital Group Inc., which originally purchased our mineral claims and subsequently sold our mineral claims to us at a cost greater than the cost originally paid for the claims. In addition, we are party to a management agreement with Senate Capital Group Inc. whereby Senate Capital Group provides the management services of Mr. Higgs and office administration services in consideration for a monthly fee of $1,000 per month. Neither of these transactions were arms-length transactions as Mr. Higgs was one of our directors and officers at the time we entered into the transaction. There is a risk that Mr. Higgs may develop a conflict of interest with respect to the management contract or other business matters, pursuant to which he and Carleton Ventures have adverse interests. There can be no assurance that any conflict that may arise will be resolved in the best economic interest of Carleton Ventures.

Because members of our management control all matters requiring shareholder approval, there is a possibility that they may cause Carleton Ventures to act or refrain from acting in a way that is inconsistent with the best interest of shareholders other than themselves.

Our management presently controls 57.6% of our common stock, representing a majority of our common stock. Mr. Dennis Higgs owns 2,250,000 shares, representing 39.9% of our common stock. Ms. Aileen Lloyd, our secretary, treasurer and one of our directors, owns 1,000,000 shares, representing 17.7% of our common stock. Accordingly, Mr. Higgs and Ms. Lloyd will have the ability to elect all of the members of our board of directors and will have the ability to approve or disapprove all significant corporate transactions to which we are a party. This control over all matters requiring shareholder approval could lead our management to cause us to enter into agreements, take actions or refrain from taking action that is in their individual best interests, but not in the best interests of other shareholders.

Because we face competition from other junior exploration companies, there is risk that we will face a decreased likelihood of being able to obtain necessary financing, additional mineral properties of merit or being able to enter into arrangements for the further exploration of our mineral property.

We presently compete with other junior mineral exploration companies. We compete for financing from a limited number of investors that are prepared to make investments in junior mineral resource exploration companies. We also compete for mineral properties of merit which may affect our ability to acquire additional claims in the region of the Burner Hills mineral claims. We will also face competition if we try to sell our mineral claims to a senior exploration company or if we attempt to enter into a joint venture agreement with a senior exploration company for the further exploration of our mineral claims. These factors could result in a decreased likelihood of our obtaining additional financing and could adversely impact on our ability to continue further exploration.

Risks Related To Legal Uncertainty

As we undertake exploration of our mineral claims, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program.

There are several governmental regulations that materially restrict the exploration and use of minerals. We will be subject to the State of Nevada and US federal laws as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program.

Risks Related To The Market For Our Common Stock

If a market for our common stock does not develop, shareholders may be unable to sell their shares.

There is currently no market for our common stock and we can provide no assurance that a market will develop. We have applied for trading of our common stock on the NASD over-the-counter bulletin board. However, we can provide investors with no assurance that our shares will be approved for trading on the bulletin board or, if traded, that a public market will materialize. If our common stock is not traded on the bulletin board or if a public market for our common stock does not develop, investors may not be able to re-sell the shares of our common stock that they have purchased and may lose all of their investment.

If our selling shareholders sell a large number of shares all at once or in blocks, the market price of our shares would most likely decline.

We have registered the resale of up to 1,340,500 shares of our common stock by our existing shareholders on a registration statement filed with the United States Securities and Exchange Commission. Our common stock is presently not traded on any market or securities exchange, but should a market develop, shares sold at a price below the current market price at which the common stock is trading will cause that market price to decline. Moreover, the offer or sale of a large number of shares at any price may cause the market price to fall. The outstanding shares of common stock covered by the registration statement represent approximately 23.8% of our shares of common stock outstanding as of the date of this Annual Report.

Our common stock will be “penny stock”, with the result that trading of our common stock in any secondary market may be impeded.

The Securities Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

ITEM 2.      DESCRIPTION OF PROPERTY.

We own a 100% interest in the Burner Hills mineral claims, as described in Item 1 – Description of Business of this Annual Report on Form 10-KSB. We do not own or lease any property other than our interest in the Burner Hills mineral claims.

Our principal executive offices are located at Suite 306 – 1140 Homer Street, Vancouver, British Columbia in the business premises of Senate Capital Group. These offices are provided to us pursuant to an office facilities and service agreement with Senate Capital Group whereby we are provided with office space, administrative services and phone and equipment usage in exchange for a payment of $1,000 per month. Mr. Dennis Higgs, our president and a director, is the sole stockholder of Senate Capital Group.

ITEM 3.      LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the fourth quarter of our fiscal year ending December 31, 2002.

PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

No Public Market for Common Stock

There is presently no public market for our common stock. We are in the process of making an application for trading of our common stock on the NASD over the counter bulletin board. However, we can provide no assurance that our shares will be traded on the bulletin board or, if traded, that a public market will materialize.

Holders of Our Common Stock

As of the date of this registration statement, we had forty-four (44) registered shareholders.

Dividends

There are no restrictions in our Articles of Incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

(A)	we would not be able to pay our debts as they become due in the usual course of business; or

(B)
our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have neither declared nor paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with the Nevada Revised Statutes.

RECENT SALES OF UNREGISTERED SECURITIES

Since the date of our incorporation, we have completed the sales of the following securities that were not registered pursuant to the Securities Act of 1933:

We issued 1,500,000 shares of common stock on February 26, 2001 to Mr. Dennis Higgs, Senate Equities Corp. and Ms. Aileen Lloyd. Mr. Higgs is one of our directors and is our president and chief executive officer. Mr. Higgs acquired 375,000 shares at a price of $0.001 per share. Senate Equities Corp. is a company wholly owned by Menace Capital Corp. Mr. Higgs is the sole shareholder of Menace Capital Corp. and Senate Equities Corp. Senate Equities acquired an additional 375,000 shares at a price of $0.001 per share. Ms. Lloyd is one of our directors and is our secretary, treasurer and chief financial officer. Ms. Lloyd acquired 750,000 shares at a price of $0.001 per share. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and are restricted shares as defined in the Act.

We completed an offering of 2,500,000 shares of our common stock at a price of $0.01 per share to a total of ten purchasers on March 12, 2001. The total amount we received from this offering was $25,000. We completed the offering pursuant to Regulation S of the Securities Act. Each purchaser represented to us that he was a non-US person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. Each purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends were affixed to the stock certificate issued to each purchaser in accordance with Regulation S. Each investor was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

We issued 1,500,000 shares of our common stock on March 14, 2001 to Senate Capital Group Inc. pursuant to the mineral property purchase agreement in which we acquired our mineral claims. Senate Capital Group is a company controlled by Mr. Dennis Higgs. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and are restricted shares as defined in the Act.

We completed an offering of 90,500 shares of our common stock at a price of $0.35 per share to a total of twenty-nine purchasers on June 14, 2001. The total amount we received from this offering was $31,675. We completed the offering pursuant to Regulation S of the Securities Act. The purchaser represented to us that he was a non-US person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. The purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends were affixed to the stock certificate issued to the purchaser in accordance with Regulation S. The investor was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to the purchaser.

We completed an offering of 50,000 shares of our common stock at a price of $0.35 per share to one purchaser on June 21, 2002. The total amount we received from this offering was $17,500. We completed the offering pursuant to Regulation S of the Securities Act. Each purchaser represented to us that he was a non-US person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. Each purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends were affixed to the stock certificate issued to each purchaser in accordance with Regulation S. Each investor was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Plan Of Operations

Our business plan is to proceed with the exploration of the Burner Hills mineral claims to determine whether there are commercially exploitable reserves of gold and silver. We have completed the initial two phases of a recommended geological work program on the Burner Hills mineral claims. We have decided to continue through the third phase of the exploration program recommended by the geological report. We anticipate that phase three of the recommended geological exploration program will cost approximately $13,000. We had $7,814 in cash reserves as of December 31, 2002 and a working capital deficit of $10,619 as of December 31, 2002. Senate Capital, a private company controlled by Mr. Dennis Higgs, one of our directors, has agreed to advance to us the funds necessary to enable us to complete phase three of the exploration program to the extent that we have insufficient cash reserves necessary to pay for this expense, to a maximum of $13,000, being the budgeted cost of phase three.

We have advanced funds to Mr. Rice, our geologist, to commence the third phase of the work program. We anticipate receiving a geological report summarizing the results of this phase of the exploration program from Mr. Rice upon completion of this third phase of exploration. We will assess the results of this program upon receipt of Mr. Rice’s report.

We will assess whether to proceed to phase four of the recommended geological exploration program upon completion of an assessment of the results of phase three. In making this determination, we will review the conclusions and recommendations that we receive from Mr. Rice based on his geological review of the results of the first three phases. In making this determination, we will make an assessment as to whether the results of phase three are sufficiently positive to enable us to obtain the financing necessary to proceed. If we decide to proceed with the fourth phase of the recommended exploration program, we will have to raise additional funds as the anticipated cost of this fourth phase, which would include a drilling program, is $40,000. The anticipated cost of the fourth phase of the exploration program is in excess of our projected cash reserves remaining upon completion of phase three. We anticipate that we would start phase four in the first half of 2003 if we determine to proceed with this phase and we are successful in raising the required financing. We would apply to the Bureau of Land Management for the permit required to enable us to proceed with the fourth phase, which would include a drilling program, once we had raised the financing necessary for us to proceed with this fourth phase. We anticipate that we would apply for this permit approximately two months prior to proceeding to commence the fourth phase.

We anticipate that additional funding required to fund future phases of our exploration program will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the exploration program, should we decide to proceed with any additional phase beyond phase three. We believe that debt financing will not be an alternative for funding future phases of our exploration program. We do not have any arrangements in place for any future equity financing.

If we determine not to proceed with additional exploration on the Burner Hills mineral claims based on the results of phase three, then we anticipate that we will pursue the acquisition of an interest in an additional mineral property. We anticipate that any acquisition of an interest in an additional mineral property would be made by the acquisition of an option to acquire an interest in the mineral property that would be exercisable by our completing exploration work on the property. We anticipate that the acquisition of an option in a mineral property would be our only feasible plan of operations, as we anticipate that our financial resources after completion of phase three will be insufficient to acquire a full ownership interest in a property of merit. There is no assurance that we would be able to acquire an interest in any additional mineral property or achieve the additional financing necessary for us to proceed with exploration if an interest in an additional mineral property was acquired. Our reasons for pursuing the acquisition of an additional property if we do not continue with exploration of the Burner Hills mineral claims would be to create value for our shareholders, although we anticipate that shareholders would suffer dilution if we were able to achieve additional financing to explore any new property. We anticipate that any new property would not be acquired in a related-party transaction with one of our officers or directors. We have no present intention to acquire or merge with any other company.

We anticipate that we will incur the following expenses over the next twelve months:

1.	$13,000 in connection with the completion of the third phase of our recommended geological work program;

2.	$40,000 in connection with the completion of the fourth phase of our recommended geological work program, if we decide to proceed with this phase;

3.
$22,000 for operating expenses, including professional legal and accounting expenses associated with complying with ongoing reporting obligations under the Securities Exchange Act of 1934. These operating expenses include our expenses under our office and facilities contract with Senate Capital Group, in the amount of $12,000;

We had cash in the amount of $7,814 and a working capital deficit in the amount of $10,619 as of December 31, 2002. Our total expenditures over the next twelve months are anticipated to be $75,000, of which $23,000 are anticipated to be incurred during the next six months. This total expenditure figure includes the third and fourth phase to our exploration program and all operating expenses, including the legal and accounting fees associated with this registration statement. We will require additional financing to fund our operations for the next twelve months.

We plan to pursue additional financing in order to fund our plan of operations. We anticipate that any financing would involve private placement sales of our common stock. We can give investors no assurance as to whether we will achieve the financing required to continue our plan of operations or whether the financing will be completed as we are planning. If we do not raise any additional financing at this time, then we will not be able to continue our plan of operations.

Our plan of operations subsequent to the completion of phase four will depend on the success of the drilling program completed in phase four and on the success of further exploration that we will be required to carry out if we continue with exploration based on the results of phase four. If we proceeded to complete phase four, we would still be required to carry out further exploration activities, including completion of the following steps:

1.
Completion of additional geological analysis, including additional geologic mapping and sampling. We estimate that this additional geological analysis could take approximately three months and cost up to $20,000;

2.	Completion of additional road building, drilling and sampling. We estimate that this additional work could take up to three months and cost up to $20,000;

3.
bulk sampling for metallurgical testing and engineering testing of drill samples for mineral recovery rates. We estimate that this additional testing could take approximately six months and cost up to $75,000.

These subsequent exploration activities would be determined based upon the results of the drilling program completed in phase four and a geological interpretation of the results of this phase. These results would be the subject of a geological report on the results of phase four. The nature of the subsequent exploration activities, the extent of additional exploration activities and the cost of these additional exploration activities would be determined based on the recommendations contained in this geological report. Accordingly, the projected timetable and costs for completing the subsequent exploration activities are estimates only. Even once these additional exploration activities are undertaken, we may still be required to take further exploration activities to establish the commercial viability of our mineral claims. There is no assurance that we would be able to establish the commercial viability of our mineral claims if these additional exploration activities are undertaken.

Even if we are successful in completing our current exploration program and we receive positive results, we will still have to undertake an extensive and expensive drilling program to determine the extent of mineralization on the Burner Hills mineral claims. Even if this further exploration is successful, we will have to undertake expensive engineering and feasibility studies.

If we do not obtain additional financing necessary to conduct continued exploration, we may consider bringing in a joint venture partner to provide the required funding. We have not undertaken any efforts to locate a joint venture partner. In addition, we cannot provide investors with any assurance that we will be able to locate a joint venture partner who will assist us in funding our exploration of the Burner Hills mineral claim.

Results of Operations for Year Ended December 31, 2002 and the Year ended December 31, 2001

We did not earn any revenues during the year ended December 31, 2002 or the year ended December 31, 2001. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $51,671 for the year ended December 31, 2002, compared to $47,158 for the year ended December 31, 2001. Our loss for the year ended December 31, 2002 was comprised primarily of professional fees in the amount of $33,666 incurred in connection with our filing a registration statement with the Securities and Exchange Commission under the Securities Act of 1933 and consulting fees paid or accrued to Senate Capital Group in the amount of $12,000. Acquisition and exploration expenses for the year ended December 31, 2002 were $5,605, compared to $29,143 for the year ended December 31, 2001.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to our completion of phase three of our geological exploration program and ongoing operating expenses will also increase due to complying with ongoing reporting obligations under the Securities Exchange Act of 1934.

We incurred a loss in the amount of $51,671 for the year ended December 31, 2002, compared to $47,158 for the year ended December 31, 2001. Our losses were attributable entirely to our operating expenses.

Liquidity and Capital Resources

We had cash of $7,814 as of December 31, 2002, compared to cash of $30,576 as of December 31, 2001. We had a working capital deficit of $10,619 as of December 31, 2002, compared to working capital of $23,552 as of December 31, 2001.

Senate Capital Group, a private company controlled by Mr. Dennis Higgs, one of our directors, has agreed to advance to us the funds necessary to enable us to complete phase three of the exploration program to the extent that we have insufficient cash reserves necessary to pay for this expense. This commitment to advance funds is capped at a maximum of $13,000, being the budgeted cost of phase three. Any funds would be advanced to us as a loan repayable on demand without interest. We anticipate that we will be required to borrow approximately $10,000 from Senate Capital Group during our current fiscal quarter under this commitment to complete phase three of our exploration program.

We had accounts payable of $18,433 as of December 31, 2002. Of this amount, $[@] was owed to Senate Capital Group. Senate Capital Group has agreed to defer payment of this amount in order to enable us to proceed with phase three of our recommended exploration program. We anticipate spending $12,000 over the next twelve months in connection with our office and facilities contract with Senate Capital Group. We do not anticipate making any other payments to Senate Capital Group over the next twelve months, other than payment of the deferred management fees outlined above. Carleton’s payment of these deferred management fees will only be made if we achieve sufficient additional financing that would enable us to pay these accrued liabilities without impeding our exploration plans. We entered into a legally binding agreement with Senate Capital Group effective December 31, 2002 whereby Senate Capital Group has agreed to defer payment of accrued liabilities in the amount of $5,500 and its monthly management fee of $1,000 per month until such time as we achieve sufficient additional financing that would enable us to pay these accrued liabilities without impeding our exploration plans.

We completed the sale of 50,000 shares of our common stock at a price of $0.35 per share for total proceeds of $17,500 in June 2002. We will apply a portion of the proceeds of this offering to the third phase of our exploration program. We will require additional financing in order to enable us to proceed with any further exploration of our mineral claims, as discussed above under Plan of Operations. In addition, we anticipate that we will require approximately $75,000 over the next twelve months to pay for our ongoing expenses if we proceed with both phase three and phase four of our recommended exploration program. These expenses include consulting expenses payable to Senate Capital Group in respect of office facilities and services and professional fees associated with our being a reporting company under the Securities Exchange Act of 1934. These cash requirements are in excess of our current cash resources. Accordingly, we will require additional financing in order to continue operations. We have no arrangements in place for any additional financing and there is no assurance that we will achieve the required additional funding.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

ITEM 7.      FINANCIAL STATEMENTS.

Index to Financial Statements:

1.	Auditors’ Report;

2.	Audited Financial Statements for the year ended December 31, 2002, including:

	a.	Balance Sheets as at December 31, 2002 and 2001;

	b.	Statements of Loss and deficit for the years ended December 31, 2002 and 2001;

	c.	Statements of Stockholders’ Equity (Deficiency) for the years ended December 31, 2002 and 2001;

	d.	Statements of Cash Flows for the years ended December 31, 2002 and 2001;

	e.	Notes to Financial Statements.

CARLETON VENTURES CORP.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001
(Stated in U.S. Dollars)

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Directors of
Carleton Ventures Corp.
(An exploration stage company)

We have audited the balance sheets of Carleton Ventures Corp. (an exploration stage company) as at December 31, 2002 and 2001, and the statements of loss and deficit accumulated during the exploration stage, cash flows, and stockholders’ equity for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States of America generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2002 and 2001, and the results of its operations and cash flows for the years ended December 31, 2002 and 2001 in accordance with United States of America generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in to Note 1(c) to the financial statements, the Company has incurred a net loss of $101,294 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its exploration activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, B.C.	“Morgan & Company”

March 18, 2003	Chartered Accountants

CARLETON VENTURES CORP.
(An Exploration Stage Company)

     BALANCE SHEETS
(Stated in U.S. Dollars)

	DECEMBER 31
	2002	2001

ASSETS

Current
Cash	$7,814	$30,576

Mineral Property Interest (Note 3)	-	-

	$7,814	$30,576

LIABILITIES

Current
Accounts payable	$18,433	$7,024

SHAREHOLDERS’ EQUITY (DEFICIENCY)

Share Capital
Authorized:
100,000,000 Common shares, par value $0.001 per share
10,000,000 Preferred shares, par value $0.001 per share

Issued and outstanding:
5,640,500 Common shares at December 31, 2002 and
5,590,500 Common shares at December 31, 2001	5,641	5,591

Additional paid-in capital	85,034	67,584

Deficit Accumulated During The Exploration Stage	(101,294)	(49,623)

	(10,619)	23,552

	$7,814	$30,576

     CARLETON VENTURES CORP.
(An Exploration Stage Company)
STATEMENTS OF LOSS AND DEFICIT
(Stated in U.S. Dollars)

			PERIOD
			FROM
			INCEPTION
			MAY 26
	YEARS ENDED		1999 TO
	DECEMBER 31		DECEMBER
			31
	2002	2001	2002

Expenses
Professional fees	$33,666	$5,632	$41,763
Office and sundry	400	1,383	1,783
Office facilities and services	12,000	11,000	23,000
Mineral property acquisition and
exploration expenditures	5,605	29,143	34,748

Net Loss For The Year	51,671	47,158	$101,294

Deficit Accumulated During The
Exploration Stage, Beginning Of Year	49,623	2,465

Deficit Accumulated During The
Exploration Stage, End Of Year	$101,294	$49,623

	$0.01	$0.01
Basic And Diluted Loss Per Share

Weighted Average Number Of Shares	5,616,527	4,529,042
Outstanding

CARLETON VENTURES CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			PERIOD
			FROM
			INCEPTION
			MAY 26
	YEARS ENDED		1999 TO
	DECEMBER 31		DECEMBER
			31
	2002	2001	2002

Cash Flows From Operating Activity
Net loss for the year	$(51,671)	$(47,158)	$(101,294)

Adjustments To Reconcile Net Loss To Net
Cash Used By Operating Activity
Stock issued for other than cash	-	15,000	15,000
Changes in accounts payable	11,409	4,559	18,433

	(40,262)	(27,599)	(67,861)

Cash Flows From Financing Activity
Share capital issued	17,500	58,175	75,675

Increase (Decrease) In Cash	(22,762)	30,576	7,814

Cash, Beginning Of Year	30,576	-	-

Cash, End Of Year	$7,814	$30,576	$7,814

Supplemental Disclosure Of Non-Cash
Financing And Investing Activities

Common shares issued to acquire mineral	$-	$15,000	$15,000
property interest

CARLETON VENTURES CORP.
(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

DECEMBER 31, 2002 AND 2001
(Stated in U.S. Dollars)

	COMMON STOCK			DEFICIT
				ACCUMULATED
			ADDITIONAL	DURING THE
			PAID-IN	EXPLORATION
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

Net loss for the period	-	$-	$-	$(2,465)	$(2,465)

December 31, 1999	-	-	-	(2,465)	(2,465)
Net loss for the year	-	-	-	-	-

Balance, December 31, 2000	-	-	-	(2,465)	(2,465)
Shares issued for cash at
$0.001	1,500,000	1,500	-	-	1,500
Shares issued for cash at
$0.01	2,500,000	2,500	22,500	-	25,000
Shares issued to acquire
mineral property interest at
$0.01	1,500,000	1,500	13,500	-	15,000
Shares issued for cash at
$0.35	90,500	91	31,584	-	31,675
Net loss for the year	-	-	-	(47,158)	(47,158)

Balance, December 31, 2001	5,590,500	5,591	67,584	(49,623)	23,552
Shares issued for cash at
$0.35	50,000	50	17,450	-	17,500
Net loss for the year	-	-	-	(51,671)	(51,671)

Balance, December 31, 2002	5,640,500	$5,641	$85,034	$(101,294)	$(10,619)

CARLETON VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001
(Stated in U.S. Dollars)

1.	NATURE OF OPERATIONS

	a)	Organization

The Company was incorporated in the State of Nevada, U.S.A., on May 26, 1999.

	b)	Exploration Stage Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

	c)	Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $101,294 for the period from inception, May 26, 1999, to December 31, 2002, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2.	SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

CARLETON VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

	a)	Mineral Property Acquisition Payments and Exploration Costs

The Company expenses all costs related to the acquisition and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of its exploration prospects, therefore, all costs are being expensed.

	b)	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates.

	c)	Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

i)	monetary items at the rate prevailing at the balance sheet date;
ii)	non-monetary items at the historical exchange rate;
iii)	revenue and expense at the average rate in effect during the applicable accounting period.

d)	Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 – “Accounting for Income taxes” (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a  valuation allowance is recognized.

CARLETON VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	e)	Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2002 , the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

3.	MINERAL PROPERTY INTEREST

Pursuant to an agreement, dated March 14, 2001, the Company has acquired a 100% interest in fourteen mineral claims located in northwestern Elko County, Nevada, in consideration of the cash payment of $10,052, and the issuance of 1,500,000 common shares with a fair value of $15,000.

4.	RELATED PARTY TRANSACTIONS

	a)	During the year ended December 31, 2002, the Company incurred $12,000 (2001 - $11,000) for office facilities and services to a company related by common directors.

	b)	Accounts payable at December 31, 2002 includes $8,500 (2001 - $6,000) owed to a company related by common directors.

	c)	The mineral claims referred to in Note 3 were acquired from a company controlled by a director.

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

PART III

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our executive officers and directors and their respective ages as of March 24, 2003 are as follows:

Directors:

Name of Director	Age

Dennis Higgs	45
Aileen Lloyd	50

Executive Officers:

Name of Officer	Age	Office

Dennis Higgs	45	President and Chief Executive Officer
Aileen Lloyd	50	Secretary, Treasurer and Chief Financial Officer

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

Mr. Dennis Higgs is our president and chief executive officer and is a member of our board of directors. Mr. Higgs was appointed to our board of directors as our president and chief executive officer on May 26, 1999.

In 1981, Mr. Higgs graduated from the University of British Columbia, Vancouver, British Columbia, Canada with a Bachelor of Commerce degree. He then completed the Canadian Securities Course conducted by the Canadian Securities Institute of Toronto, Canada. In 1982, Mr. Higgs completed The Registered Representatives Exam also conducted by the Canadian Securities Institute, Toronto, Canada. In 1983, Mr. Higgs completed the Canadian Options Course offered by the Canadian Securities Institute, Canada.

Mr. Higgs has served as a director and officer of the following companies during the past five years:

1.
Mr. Higgs is a director and officer of Senate Capital Group Inc., a British Columbia company since July 1990. In this position, Mr. Higgs provides management consulting and investor relations services.

2.
Mr. Higgs has been a director and the president of Miranda Gold Corp. (formerly Miranda Diamond Corp. and formerly Thrush Industries Inc.), a Canadian public reporting gold exploration company, since May 1993. In this position, Mr. Higgs provides management consulting services to Miranda Gold Corp.

3.
Mr. Higgs has been a director and officer of Ubex Capital Inc., a private British Columbia company since February 1984. Ubex Capital is in the business of investing in start-up companies and providing management consulting services, including advising on the acquisition and disposition of mineral properties. These management consulting services include services provided by Mr. Higgs through Ubex Capital.

4.
Mr. Higgs was a director and the president of Airbomb.com Inc, a public reporting company from July 1987 to July 1990 and then again from March 1991 through December 1999. From December 1999 to December 2000, Mr. Higgs was only a director of Airbomb. Airbomb is a sporting goods company reporting under the US Securities Exchange Act of 1934.

5.
Mr. Higgs was a director of Braddick Resources Ltd., a Canadian public reporting company from October 1993 to December 1997. Braddick is a junior resource company engaged in the business of mineral exploration.

6.
Mr. Higgs was a director of First Choice Industries Inc., a Canadian public reporting company from October 1993 to March 1998. Mr. Higgs was president from October 1993 to April 1995. First Choice is a junior resource company engaged in the business of mineral exploration.

Ms. Aileen Lloyd is our secretary, treasurer and chief financial officer and is a member of our board of directors. Ms. Lloyd was appointed to our board of directors and as our secretary, treasurer and chief financial officer on May 26, 1999.

Ms. Lloyd has been an administrative assistant with Senate Capital Group Inc., a private venture capital and management consulting company, since October 1990. In this position she provides management services to publicly traded companies.

Ms. Lloyd has served as a director or officer of the following companies during the past five years:

1.
Ms. Lloyd has been a director of Miranda Gold Corp. (formerly Miranda Diamond Corp. and formerly Thrush Industries Inc.), a Canadian public reporting gold exploration company since May 1993. In this position, Ms. Lloyd provides management services.

2.
Ms. Lloyd was a director of First Choice Industries Inc., a Canadian public reporting resource exploration company from July 1992 through March 1998. In this position, Ms. Lloyd provided management services.

3.	Ms. Lloyd was a director of North American Scientific Inc., a US public reporting manufacturing company from July 1990 through 1997. In this position, Ms. Lloyd provided management services.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than the officers and directors described above.

ITEM 10.      EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal years ended December 31, 2002, 2001 and 2000:

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/* SARs (#)	LTIP payouts ($)	All Other Compensation
Dennis Higgs*	President, CEO and Director	2002 2001 2000	$0 $0 $0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Aileen Lloyd	Secretary, Treasurer, CFO and Director	2002 2001 2000	$0 $0 $0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

* Senate Capital Group receives $1,000 per month under an office facilities and service contract. All of the shares of common stock of Senate Capital Group is owned by Mr. Dennis Higgs.

STOCK OPTION GRANTS

We did not grant any stock options to any of our officers, directors or employees during our most recent fiscal year ended December 31, 2002. We have also not granted any stock options to any of our officers, directors or employees since December 31, 2002.

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

No stock options were exercised by our officers, directors or employees during the financial year ended December 31, 2002. No stock options have been exercised since December 31, 2002.

OUTSTANDING STOCK OPTIONS

We do not have any stock options outstanding.

COMPENSATION AGREEMENT

We are not party to any compensation agreements, including any employment or consultant agreements, with either Mr. Higgs or Ms. Lloyd, our sole executive officers. We do not pay any amount to Mr. Higgs or Ms. Lloyd in consideration for their acting as directors of Carleton.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. These filing requirements under Section 16(a) of the Exchange

Act did not apply to our executive officers, directors and 10% shareholders during the fiscal year ended December 31, 2002 due to the fact that we did not become a reporting issuer under the Exchange Act until February 12, 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 24, 2003 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

	Name and address	Number of Shares	Percentage of
Title of class	of beneficial owner	of Common Stock	Common Stock (1)

DIRECTORS AND EXECUTIVE OFFICERS

Common Stock	Dennis Higgs	2,250,000 shares (2)	39.9%
	Director, President and
	Chief Executive Officer
	Suite 306 – 1140 Homer Street
	Vancouver, British Columbia
	Canada V6B 2X6

Common Stock	Aileen Lloyd	1,000,000 shares (3)	17.7%
	Director, Secretary, Treasurer
	and Chief Financial Officer
	Suite 306 – 1140 Homer Street
	Vancouver, British Columbia
	Canada V6B 2X6 (3)

Common Stock	All Officers and Directors	3,250,000 shares	57.6%
	as a Group (2 persons)

5% STOCKHOLDERS

Common Stock	Eric G. Fergie	300,000 shares	5.3%
	2221 Venables St.
	Vancouver, BC
	Canada V5V 2J5

Common Stock	Darcy Higgs	700,000 shares (4)	12.4%
	4756 Drummond Drive
	Vancouver, BC
	Canada V6R 1K8

Common Stock	Carleen Higgs	700,000 shares (5)	12.4%
	4756 Drummond Drive
	Vancouver, BC
	Canada V6R 1K8

(1)	The percent of class is based on 5,640,500 shares of common stock issued and outstanding as of March 24, 2003.
(2)
Includes 375,000 shares in the name of Dennis Higgs, 375,000 shares held in the name of Senate Equities Corp., which is wholly owned by Menace Capital Corp., which is in turn wholly owned by Dennis Higgs, and 1,500,000 shares were acquired in the name of Senate Capital Group Inc. in exchange for the assignment of the mineral claims. Senate Capital is wholly owned by Dennis Higgs.

(3)	Includes 750,000 shares in the name of Aileen Lloyd and 250,000 in the name of her husband, Gordon Lloyd.
(4)	Includes 350,000 shares in the name of Darcy Higgs and 350,000 shares in the name of Santorini Investment Corp., a private company controlled by Carleen Higgs, the wife of Darcy Higgs.
(5)	Includes 350,000 shares in the name of Santorini Investment Corp., a private company controlled by Carleen Higgs, and 350,000 shares in the name of Darcy Higgs, the husband of Carleen Higgs.

It is believed by us that all persons named have full voting and investment power with respect to the shares indicated, unless otherwise noted in the table. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

CHANGE IN CONTROL

We are not aware of any arrangement that might result in a change in control in the future.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as described below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than noted in this section:

  Any of our directors or officers;
  Any person proposed as a nominee for election as a director;
  Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
  Any of our promoters;
  Any relative or spouse of any of the foregoing persons who has the same house as such person.

Mr. Dennis Higgs, our president, chief executive officer, and director, acquired 375,000 shares of our common stock in his own name at a price of $0.001 US per share on February 26, 2001. Mr. Dennis Higgs paid a total purchase price of $375 for these shares. Senate Equities Corp., a company that is wholly owned and operated by Menace Capital Corp., acquired 375,000 shares of our common stock at a price of $0.001 US per share on February 26, 2001. Senate Equities Corp. paid a total purchase price of $375 for these shares. Mr. Dennis Higgs is the sole stockholder of Menace Capital Corp, the sole shareholder of Senate Equities Corp .

In addition to this acquisition of stock, Mr. Dennis Higgs acquired a beneficial interest in 1,500,000 shares of our common stock through the issuance of common stock to Senate Capital Group Inc. in exchange for its assignment of the Burner Hills mineral claims. Mr. Dennis Higgs owns all of the stock of Senate Capital Group. Senate Capital Group also received $10,051.88 as part of this transaction.

In addition, Senate Capital Group has entered into an office facilities and service contract with us in which it provides office space, services, phones and equipment usage in exchange for a payment of $1,000 per month. Through September 30, 2002, $20,000 had been charged to us under this agreement, of which $5,500 has been accrued and $14,500 has been paid. We entered into a legally binding agreement with Senate Capital Group effective September 30, 2002 whereby Senate Capital Group has agreed to defer payment of accrued liabilities in the amount of $5,500 and its monthly management fee of $1,000 per month until such time as we achieve sufficient additional financing that would enable us to pay these accrued liabilities without impeding our exploration plans.

Senate Capital Group has agreed to advance to us the funds necessary to enable us to complete phase three of the exploration program to the extent that we have insufficient cash reserves necessary to pay for this expense. Any funds would be advanced to us as a loan repayable on demand without interest. We anticipate that we will be required to borrow approximately $10,000 from Senate Capital Group under this commitment to complete phase three of our exploration program.

Ms. Lloyd, our Secretary, Treasurer and Chief Financial Officer, acquired 750,000 shares of our common stock at a price of $0.001 US per share on February 26, 2001. Ms. Lloyd paid a total purchase price of $750 for these shares. Gordon Lloyd, the husband of Aileen Lloyd, acquired 250,000 shares of our common stock at a price of $0.01 per share for a total cash acquisition cost of $2,500 on March 12, 2001.

Mr. Darcy Higgs, one of our 5% shareholders, acquired 350,000 shares of our common stock at a price of $0.01 per share for a total cash acquisition cost of $3,500 on March 12, 2001. Santorini Investment Corp., a private company controlled by Carleen Higgs, the wife of Darcy Higgs, acquired 350,000 shares of our common stock at a price of $0.01 per share for a total cash acquisition cost of $3,500 on March 12, 2001.

Mr. Eric Fergie, one of our 5% shareholders, acquired 300,000 shares of our common stock at a price of $0.01 per share for a total cash acquisition cost of $3,000 on March 12, 2001.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits and Index of Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation(1)
3.2	Bylaws, as amended(1)
4.1	Share Certificate(1)
10.1	Mineral Property Purchase Agreement between the Company and Senate Equities Corp. dated March 14, 2001(1)
10.2	Office Facilities and Services Contract(1)
10.3	Agreement between the Company and Senate Capital Group dated September 30, 2002 regarding deferral of payment of amounts owing under Office Facilities and Services Contract(1)
10.4	Funding Commitment Letter of Senate Capital Group (1)
99.1	Certification of Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)
99.2	Certification of Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form SB-2 Registration Statement originally filed on March 15, 2002, as amended.

(2)	Filed as an exhibit to this Annual Report on Form 10-KSB.

(b)      Reports on Form 8-K.

No reports on Form 8-K were filed during the last quarter of our fiscal year ended December 31, 2002.

No reports on Form 8-K have been filed since December 31, 2002.

ITEM 14.      CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Dennis Higgs, and Chief Financial Officer, Mr. Aileen Lloyd. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARLETON VENTURES CORP.

By:	/s/ Dennis Higgs

Dennis Higgs, President and Chief Executive Officer
Director
Date: March 28, 2003

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Dennis Higgs

Dennis Higgs, President and Chief Executive Officer
(Principal Executive Officer)
Director
Date: March 28, 2003

By:	/s/ Aileen Lloyd

Aileen Lloyd, Treasurer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Director
Date: March 28, 2003

CERTIFICATION

I, Dennis Higgs, Chief Executive Officer of Carleton Ventures Corp., certify that;

1.	I have reviewed this annual report on Form 10-KSB of Carleton Ventures Corp.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 28, 2003	/s/ Dennis Higgs

(Signature)

Chief Executive Officer

(Title)

CERTIFICATION

I, Aileen Lloyd, Chief Financial Officer of Carleton Ventures Corp., certify that;

1.	I have reviewed this annual report on Form 10-KSB of Carleton Ventures Corp.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 28, 2003	/s/ Aileen Lloyd

(Signature)

Chief Financial Officer

(Title)

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, AILEEN LLOYD, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report on Form 10-KSB of Carleton Ventures Corp. for the year ended December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Annual Report on Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Carleton Ventures Corp.

By:	/s/ Aileen Lloyd

Name:	AILEEN LLOYD

Title:	Chief Financial Officer

Date:	March 28, 2003

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, DENNIS HIGGS, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report on Form 10-KSB of Carleton Ventures Corp. for the year ended December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Annual Report on Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Carleton Ventures Corp.

By:	“ Dennis Higgs”

Name:	DENNIS HIGGS

Title:	Chief Executive Officer

Date:	March 28, 2003