Form 10QSB
period 2003-06-30
CARLETON VENTURES CORP
filed 2003-08-13
CIK 1162324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934
For the quarterly period ended June 30, 2003

☐ Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934
For the transition period from _____ to _____

COMMISSION FILE NUMBER: 000-50180

CARLETON VENTURES CORP.
(Name of small business issuer in its charter)

NEVADA	98-0365605
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 306, 1140 Homer Street, Vancouver, BC	V6B 2X6
(Address of principal executive offices)	(Zip Code)

604-689-1659
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: NONE.

Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK, PAR VALUE $0.001 PER SHARE.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer's revenues for its most recent fiscal year $NIL

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $MARKET VALUE], based on a price of $ per share, being the last sale price of the Registrant’s common stock

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 5,640,500 Shares of Common Stock

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

CARLETON VENTURES CORP.
QUARTERLY REPORT ON FORM 10-QSB

PART I

ITEM 1.     Financial Statements

Index to Financial Statements:

Financial Statements for the six month period ended June 30, 2003, including:

a.	Balance Sheet as at June 30, 2003 and December 31, 2002;

b.	Statement of Loss and Deficit for the three month and six month period ended June 30, 2003 and 2002;

c.	Statement of Stockholders’ Equity for the period ended June 30, 2003;

d.	Statements of Cash Flows for the three month and six month period ended June 30, 2003 and 2002;

e.	Notes to Financial Statements.

CARLETON VENTURES CORP.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

JUNE 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

CARLETON VENTURES CORP.
(An Exploration Stage Company)

BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	JUNE 30	DECEMBER 31
	2003	2002

ASSETS

Current
Cash	$4	$7,814

Mineral Property Interest (Note 3)	-	-

	$4	$7,814

LIABILITIES

Current
Accounts payable	$25,064	$18,433

SHAREHOLDERS’ DEFICIENCY

Share Capital
Authorized:
100,000,000 Common shares, par value $0.001 per
share
10,000,000 Preferred shares, par value $0.001 per
share

Issued and outstanding:
5,640,500 Common shares at June 30, 2003 and
December 31, 2002	5,641	5,641

Additional paid-in capital	85,034	85,034

Deficit Accumulated During The Exploration Stage	(115,735)	(101,294)

	(25,060)	(10,619)

	$4	$7,814

CARLETON VENTURES CORP.
(An Exploration Stage Company)

STATEMENT OF LOSS AND DEFICIT
(Unaudited)
(Stated in U.S. Dollars)

					PERIOD FROM
					INCEPTION
					MAY 26
					1999 TO
	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30		JUNE 30
	2003	2002	2003	2002	2003

Expenses
Professional fees	$2,109	$8,758	$6,919	$22,611	$48,682
Office and sundry	1,228	157	1,522	325	3,305
Office facilities and services	3,000	3,000	6,000	6,000	29,000
Mineral property acquisition
and exploration
expenditures	-	2,352	-	2,352	34,748

Net Loss For The Period	6,337	14,267	14,441	31,288	$115,735

Deficit Accumulated During
The Exploration Stage,
Beginning Of Period	109,398	66,644	101,294	49,623

Deficit Accumulated During
The Exploration Stage, End
Of Period	$115,735	$80,911	$115,735	$80,911

Net Loss Per Share	$0.02	$0.01	$0.02	$0.01

Weighted Average Number Of
Shares Outstanding	5,593,797	5,593,797	5,592,157	5,592,157

CARLETON VENTURES CORP.
(An Exploration Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

					PERIOD FROM
					INCEPTION
					MAY 26
					1999 TO
	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30		JUNE 30
	2003	2002	2003	2002	2003

Cash Flows From Operating Activity
Net loss for the period	$(6,337)	$(14,267)	$(14,441)	$(31,288)	$(115,735)

Adjustments To Reconcile Net Loss
To Net Cash Used By Operating
Activity
Stock issued for other than cash	-	-	-	-	15,000
Changes in accounts payable	5,833	11,490	6,631	8,506	25,064

	(504)	(2,777)	(7,810)	(22,782)	(75,671)

Cash Flows From Financing Activity
Share capital issued	-	17,500	-	17,500	75,675

Increase (Decrease) In Cash	(504)	14,723	(7,810)	(5,282)	4

Cash, Beginning Of Period	508	10,571	7,814	30,576	-

Cash, End Of Period	$4	$25,294	$4	$25,294	$4

Supplemental Disclosure Of Non-
Cash Financing And Investing
Activities
Common shares issued to acquire
mineral property interest	$-	$-	$-	$-	$15,000

CARLETON VENTURES CORP.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

JUNE 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

	COMMON STOCK			DEFICIT
				ACCUMULATED
			ADDITIONAL	DURING THE
			PAID-IN	EXPLORATION
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

Net loss for the period	-	$-	$-	$(2,465)	$(2,465)

December 31, 1999	-	-	-	(2,465)	(2,465)
Net loss for the year	-	-	-	-	-

Balance, December 31, 2000	-	-	-	(2,465)	(2,465)
Shares issued for cash at
$0.001	1,500,000	1,500	-	-	1,500
Shares issued for cash at
$0.01	2,500,000	2,500	22,500	-	25,000
Shares issued to acquire
mineral property interest at
$0.01	1,500,000	1,500	13,500	-	15,000
Shares issued for cash at
$0.35	90,500	91	31,584	-	31,675
Net loss for the year	-	-	-	(47,158)	(47,158)

Balance, December 31, 2001	5,590,500	5,591	67,584	(49,623)	23,552
Shares issued for cash at
$0.35	50,000	50	17,450	-	17,500
Net loss for the year	-	-	-	(51,671)	(51,671)

Balance, December 31, 2002	5,640,500	5,641	85,034	(101,294)	(10,619)
Net loss for the period	-	-	-	(14,441)	(14,441)

Balance, June 30, 2003	5,640,500	$5,641	$85,034	$(115,735)	$(25,060)

CARLETON VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

1.

BASIS OF PRESENTATION

The unaudited financial statements as of June 30, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States of America generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the December 31, 2002 audited financial statements and notes thereto.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $115,735 for the period from inception, May 26, 1999, to June 30, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

CARLETON VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2003
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

CARLETON VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

d)

Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 –“Accounting for Income taxes” (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

e)

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2003, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

4.

MINERAL PROPERTY INTEREST

Pursuant to an agreement, dated March 14, 2001, the Company has acquired a 100% interest in fourteen mineral claims located in northwestern Elko County, Nevada, in consideration of the cash payment of $10,052, and the issuance of 1,500,000 common shares with a fair value of $15,000.

5.	RELATED PARTY TRANSACTIONS

	a)	During the period ended June 30, 2003, the Company incurred $6,000 (2002 - $6,000) for office facilities and services to a company related by common directors.

	b)	Accounts payable at June 30, 2003 includes $14,500 owed to a company related by common directors.

	c)	The mineral claims referred to in Note 3 were acquired from a company controlled by a director.

ITEM 2.     Management’s Discussion and Analysis or Plan of Operations

Plan Of Operations

Our business plan is to proceed with the exploration of the Burner Hills mineral claims to determine whether there are commercially exploitable reserves of gold and silver. We have completed the initial two phases of a recommended geological work program on the Burner Hills mineral claims. We have decided to continue through the third phase of the exploration program recommended by the geological report. We anticipate that phase three of the recommended geological exploration program will cost approximately $13,000. We had $4 in cash reserves as of June 30, 2003 and a working capital deficit of $25,060 as of June 30,2003. Senate Capital, a private company controlled by Mr. Dennis Higgs, one of our directors, has agreed to advance to us the funds necessary to enable us to complete phase three of the exploration program to the extent that we have insufficient cash reserves necessary to pay for this expense, to a maximum of $13,000, being the budgeted cost of phase three. Subsequent to the quarter end Senate Capital has advanced funds to enable us to continue the Phase Three exploration program.

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

We had cash in the amount of $4 and a working capital deficit in the amount of $25,060 as of June 30, 2003. Our total expenditures over the next twelve months are anticipated to be $75,000, of which $23,000 are anticipated to be incurred during the next twelve months. This total expenditure figure includes the third and fourth phase to our exploration program and all operating expenses, including legal and accounting fees. We will require additional financing to fund our operations for the next twelve months.

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

Results of Operations for the six month period ended June 30, 2003 and the Year ended December 31, 2002.

We did not earn any revenues during the quarter ended June 30, 2003 or the year ended December 31, 2002. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $6,337 for the quarter period ending June 30, 2003, compared to $14,267 for the three month period ended June 30, 2002. Our loss for the quarter ending June 30, 2003 was comprised primarily of professional fees in the amount of $2,109 incurred in connection with our filing a registration statement with the Securities and Exchange Commission under the Securities Act of 1933 and consulting fees paid or accrued to Senate Capital Group in the amount of $3,000.The Company did not incur any exploration expenses during the month period ended June 30, 2003.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to our completion of phase three of our geological exploration program and ongoing operating expenses will also increase due to complying with ongoing reporting obligations under the Securities Exchange Act of 1934.

We incurred a loss in the amount of $6,337 for the three month period ending June 30, 2003, compared to $14,267 for the three month period ended June 30, 2002 Our losses were attributable entirely to our operating expenses.

Liquidity and Capital Resources

We had cash of $4 as of June 30, 2003, compared to cash of $7,814 as of December 31, 2002. We had a working capital deficit of $25,060 as of June 30, 2003, compared to working capital deficit of $10,619 as of December 31, 2002.

Senate Capital Group, a private company controlled by Mr. Dennis Higgs, one of our directors, has advanced to us the funds necessary to enable us to continue phase three of the exploration program to the extent that we have insufficient cash reserves necessary to pay for this expense. This commitment to advance funds is capped at a maximum of $13,000, being the budgeted cost of phase three. Any funds would be advanced to us as a loan repayable on demand without interest. We anticipate that we will be required to borrow approximately $10,000 from Senate Capital Group under this commitment to complete phase three of our exploration program.

We had accounts payable of $25,064 as of June 30, 2003. Of this amount, $14,500 was owed to Senate Capital Group. Senate Capital Group has agreed to defer payment of this amount in order to enable us to proceed with phase three of our recommended exploration program. We anticipate spending $12,000 over the next twelve months in connection with our office and facilities contract with Senate Capital Group. We do not anticipate making any other payments to Senate Capital Group over the next twelve months, other than payment of the deferred management fees outlined above. Carleton’s payment of these deferred management fees will only be made if we achieve sufficient additional financing that would enable us to pay these accrued liabilities without impeding our exploration plans. We entered into a legally binding agreement with Senate Capital Group effective December 31, 2002 whereby Senate Capital Group has agreed to defer payment of accrued liabilities in the amount of $5,500 and its monthly management fee of $1,000 per month until such time as we achieve sufficient additional financing that would enable us to pay these accrued liabilities without impeding our exploration plans.

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

Exploration Expenditures

We did not incur any exploration expenditures during the three month period ended June 30, 2003 compared to $34,748 in exploration expenditures during our fiscal year ended December 31, 2002.

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

None

Item 3.     Defaults Upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the first quarter of our fiscal year ending June 30, 2003.

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

(b)        Reports on Form 8-K.

No reports on Form 8-K were filed during the second quarter of our fiscal year ended December 31, 2003.

No reports on Form 8-K have been filed since December 31, 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARLETON VENTURES CORP.

By:	/s/ Dennis Higgs
Dennis Higgs, President and Chief Executive Officer
Director
Date: August 13, 2003

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Dennis Higgs
Dennis Higgs, President and Chief Executive Officer
(Principal Executive Officer)
Director
Date: August 13, 2003

By:	/s/ Aileen Lloyd
Aileen Lloyd, Treasurer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Director
Date: August 13, 2003

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

Date: August 13, 2003

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

Date: August 13, 2003

/s/ Aileen Lloyd
(Signature)

Chief Financial Officer
(Title)