Form 10QSB
period 2003-09-30
CARLETON VENTURES CORP
filed 2003-11-14
CIK 1162324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934
For the quarterly period ended September 30, 2003

☐ Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934
For the transition period from ________ to ________

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
$MARKET VALUE], based on a price of $0.35 per share, being the last sale price of the Registrant’s common stock. $679,175.00

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
5,640,500 Shares of Common Stock as of November 12, 2003

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

CARLETON VENTURES CORP.
QUARTERLY REPORT ON FORM 10-QSB

PART I

ITEM 1.     Financial Statements

Index to Financial Statements:

1.	Financial Statements for the nine month period ended September 30, 2003, including:

	a.	Balance Sheet as at September 30, 2003 and December 31, 2002;

	b.	Statement of Loss and Deficit for the three month and nine month period ended September 30, 2003 and 2002;

	c.	Statement of Stockholders’ Equity for the period ended September 30, 2003;

	d.	Statements of Cash Flows for the three month and nine month period ended September 30, 2003 and 2002;

	e.	Notes to Financial Statements.

CARLETON VENTURES CORP.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

CARLETON VENTURES CORP.
(An Exploration Stage Company)

BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	SEPTEMBER 30	DECEMBER 31
	2003	2002

ASSETS

Current
Cash	$551	$7,814

Mineral Property Interest (Note 3)	-	-

	$551	$7,814

LIABILITIES

Current
Accounts payable	$32,374	$18,433

SHAREHOLDERS’ DEFICIENCY

Share Capital
Authorized:
100,000,000 Common shares, par value $0.001 per
share
10,000,000 Preferred shares, par value $0.001 per
share

Issued and outstanding:
5,640,500 Common shares at September 30, 2003
and December 31, 2002	5,641	5,641

Additional paid-in capital	85,034	85,034

Deficit Accumulated During The Exploration Stage	(122,498)	(101,294)
	(31,823)	(10,619)

	$551	$7,814

CARLETON VENTURES CORP.
(An Exploration Stage Company)

STATEMENT OF LOSS AND DEFICIT
(Unaudited)
(Stated in U.S. Dollars)

					PERIOD FROM
					INCEPTION
					MAY 26
	THREE MONTHS ENDED		NINE MONTHS ENDED		1999 TO
	SEPTEMBER 30		SEPTEMBER 30		SEPTEMBER 30
	2003	2002	2003	2002	2003

Expenses
Professional fees	$906	$8,155	$7,825	$30,766	$49,588
Office and sundry	73	45	1,595	370	3,378
Office facilities and services	3,000	3,000	9,000	9,000	32,000
Mineral property acquisition
and exploration
expenditures	2,784	2,253	2,784	4,605	37,532

Net Loss For The Period	6,763	13,453	21,204	44,741	$122,498

Deficit Accumulated During
The Exploration Stage,
Beginning Of Period	115,735	80,911	101,294	49,623

Deficit Accumulated During
The Exploration Stage, End
Of Period	$122,498	$94,364	$122,498	$94,364

Net Loss Per Share	$0.02	$0.01	$0.02	$0.01

Weighted Average Number Of
Shares Outstanding	5,640,500	5,640,500	5,640,500	5,608,449

CARLETON VENTURES CORP.
(An Exploration Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

					PERIOD FROM
					INCEPTION
					MAY 26
	THREE MONTHS ENDED		NINE MONTHS ENDED		1999 TO
	SEPTEMBER 30		SEPTEMBER 30		SEPTEMBER 30
	2003	2002	2003	2002	2003

Cash Flows From Operating
Activity
Net loss for the period	$(6,763)	$(13,453)	$(21,204)	$(44,741)	$(122,498)

Adjustments To Reconcile Net
Loss To Net Cash Used By
Operating Activity
Stock issued for other than cash	-	-	-	-	15,000
Changes in accounts payable	7,310	(2,995)	13,941	5,511	32,374
	547	(16,448)	(7,263)	(39,230)	(75,124)

Cash Flows From Financing
Activity
Share capital issued	-	-	-	17,500	75,675

Increase (Decrease) In Cash	547	(16,448)	(7,263)	(21,730)	551

Cash, Beginning Of Period	4	25,294	7,814	30,576	-

Cash, End Of Period	$551	$8,846	$551	$8,846	$551

Supplemental Disclosure Of Non-
Cash Financing And Investing
Activities
Common shares issued to
acquire mineral property
interest	$-	$-	$-	$-	$15,000

CARLETON VENTURES CORP.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

SEPTEMBER 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

				DEFICIT
	COMMON STOCK			ACCUMULATED
			ADDITIONAL	DURING THE
			PAID-IN	EXPLORATION
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

Net loss for the period	-	$-	$-	$(2,465)	$(2,465)

December 31, 1999	-	-	-	(2,465)	(2,465)

Net loss for the year	-	-	-	-	-

Balance, December 31, 2000	-	-	-	(2,465)	(2,465)

Shares issued for cash at
$ 0.001	1,500,000	1,500	-	-	1,500
Shares issued for cash at
$ 0.01	2,500,000	2,500	22,500	-	25,000
Shares issued to acquire
mineral property interest at
$ 0.01	1,500,000	1,500	13,500	-	15,000
Shares issued for cash at
$ 0.35	90,500	91	31,584	-	31,675
Net loss for the year	-	-	-	(47,158)	(47,158)

Balance, December 31, 2001	5,590,500	5,591	67,584	(49,623)	23,552

Shares issued for cash at
$ 0.35	50,000	50	17,450	-	17,500
Net loss for the year	-	-	-	(51,671)	(51,671)

Balance, December 31, 2002	5,640,500	5,641	85,034	(101,294)	(10,619)

Net loss for the period	-	-	-	(21,204)	(21,204)

Balance, September 30, 2003	5,640,500	$5,641	$85,034	$(122,498)	$(31,823)

CARLETON VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

1.

BASIS OF PRESENTATION

The unaudited financial statements as of September 30, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States of America generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the December 31, 2002 audited financial statements and notes thereto.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $122,498 for the period from inception, May 26, 1999, to September 30, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

CARLETON VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2003
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

CARLETON VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2003
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

5.	RELATED PARTY TRANSACTIONS
	a)	During the period ended June 30, 2003, the Company incurred $9,000 (2002 - $9,000) for office facilities and services to a company related by common directors.
	b)	Accounts payable at June 30, 2003 includes $20,500 owed to a company related by common directors.
	c)	The mineral claims referred to in Note 3 were acquired from a company controlled by a director.

ITEM 2.     Management’s Discussion and Analysis or Plan of Operations

Plan Of Operations

We are proceeding with the exploration of the Burner Hills mineral claims to determine whether there are commercially exploitable reserves of gold and silver. We have completed the initial two phases of a recommended geological work program on the Burner Hills mineral claims. We have commenced the third phase of the exploration program recommended by the geological report. We anticipate that phase three of the recommended geological exploration program will cost approximately $13,000. We had $551 in cash reserves as of September 30, 2003 and a working capital deficit of $31,823 as of September 30, 2003. Senate Capital, a private company controlled by Mr. Dennis Higgs, one of our directors, has agreed to advance to us the funds necessary to enable us to complete phase three of the exploration program to the extent that we have insufficient cash reserves necessary to pay for this expense, to a maximum of $13,000, being the budgeted cost of phase three. During this quarter Senate Capital has advanced funds in the amount of $3,000 to enable us to commence preliminary work on the Phase Three exploration program. The Company may continue with Phase Three in the fourth quarter of our fiscal year. Based on preliminary work that has been done so far, we have received an updated geological report dated October, 2003, summarizing the initial results of this phase of the exploration program.

We will assess whether to proceed to phase four of the recommended geological exploration program upon completion of an assessment of the results of phase three. In making this determination, we will review the conclusions and recommendations that we receive from Mr. Rice based on his geological review of the results of the first three phases. In making this determination, we will make an assessment as to whether the results of phase three are sufficiently positive to enable us to obtain the financing necessary to proceed. If we decide to proceed with the fourth phase of the recommended exploration program, we will have to raise additional funds as the anticipated cost of this fourth phase, which would include a drilling program, is $40,000. The anticipated cost of the fourth phase of the exploration program is in excess of our projected cash reserves remaining upon completion of phase three. We anticipate that we could start phase four if we determine to proceed with this phase and we are successful in raising the required financing. We would apply to the Bureau of Land Management for the permit required to enable us to proceed with the fourth phase, which would include a drilling program, once we had raised the financing necessary for us to proceed with this fourth phase. We anticipate that we would apply for this permit approximately two months prior to proceeding to commence the fourth phase.

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

We anticipate that we will incur the following expenses over the next twelve months:

$10,000 in connection with the completion of the third phase of our recommended geological work program, if we decide to continue with this phase;

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

We had cash in the amount of $551 and a working capital deficit in the amount of $31,823 as of September 30, 2003. Our total expenditures over the next twelve months are anticipated to be approximately $72,000. This total expenditure figure includes the fourth phase of our exploration program and all operating expenses, including legal and accounting fees. We will require additional financing to fund our operations for the next twelve months.

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

Results of Operations for the Nine month period ended September 30, 2003 and the three month period ended September, 2003

We did not earn any revenues during the quarter ended September, 2003 or the year ended December 31, 2002. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $6,763 for the three month period ending September 30, 2003, compared to $$21,204 for the nine month period ended September 30, 2003. Our loss for the quarter ending September 30, 2003 was comprised primarily of exploration expenditures in the amount of $2,784 and consulting fees paid or accrued to Senate Capital Group in the amount of $3,000.

We incurred exploration expenditures during the nine month period ended September 30, 2003 in the amount $2,784 compared to $4,605 for the nine month period ended September 30, 2002.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to our continuation of Phase Three and the completion of phase four of our geological exploration program if we choose to commence Phase 4, and ongoing operating expenses will also increase due to complying with ongoing reporting obligations under the Securities Exchange Act of 1934.

We incurred a loss in the amount of $6,763 for the three month period ending September 30, 2003, compared to $21,204 for the nine month period ended September 30, 2003. Our losses were attributable entirely to our operating expenses.

Liquidity and Capital Resources

We had cash of $551 as of September 30, 2003, compared to cash of $7,814 as of December 31, 2002. We had a working capital deficit of $31,823 as of September 30, 2003, compared to working capital deficit of $10,619 as of December 31, 2002.

Senate Capital Group, a private company controlled by Mr. Dennis Higgs, one of our directors, has advanced to us the funds necessary to enable us to continue phase three of the exploration program to the extent that we have insufficient cash reserves necessary to pay for this expense. This commitment to advance funds is capped at a maximum of $13,000, being the budgeted cost of phase three. Any funds would be advanced to us as a loan repayable on demand without interest. Senate Capital Group has advanced $3,000 and we anticipate that we will be required to borrow additional amounts from Senate Capital Group if we choose to complete phase three of our exploration program.

We had accounts payable of $32,374 as of September 30, 2003. Of this amount, $20,500 was owed to Senate Capital Group. Senate Capital Group has agreed to defer payment of this amount in order to enable us to proceed with phase three of our recommended exploration program. We anticipate spending $12,000 over the next twelve months in connection with our office and facilities contract with Senate Capital Group. We do not anticipate making any other payments to Senate Capital Group over the next twelve months, other than payment of the deferred management fees outlined above. Carleton’s payment of these deferred management fees will only be made if we achieve sufficient additional financing that would enable us to pay these accrued liabilities without impeding our exploration plans. We entered into a legally binding agreement with Senate Capital Group effective December 31, 2002 whereby Senate Capital Group has agreed to defer payment of accrued liabilities in the amount of $20,500 and its monthly management fee of $1,000 per month until such time as we achieve sufficient additional financing that would enable us to pay these accrued liabilities without impeding our exploration plans.

We will require additional financing in order to enable us to proceed with any further exploration of our mineral claims, as discussed above under Plan of Operations. In addition, we anticipate that we will require approximately $72,000 over the next twelve months to pay for our ongoing expenses if we complete with both phase three and phase four of our recommended exploration program. These expenses include consulting expenses payable to Senate Capital Group in respect of office facilities and services and professional fees associated with our being a reporting company under the Securities Exchange Act of 1934. These cash requirements are in excess of our current cash resources. Accordingly, we will require additional financing in order to continue operations. We have no arrangements in place for any additional financing and there is no assurance that we will achieve the required additional funding.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

ITEM 3.     Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2003, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Dennis Higgs and Chief Financial Officer, Ms. Aileen Lloyd. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended September 30, 2003, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

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

Description of Exhibit

Articles of Incorporation(1)

Bylaws, as amended(1)

Share Certificate(1)

Mineral Property Purchase Agreement between the Company and Senate Equities Corp. dated March 14, 2001(1)

Office Facilities and Services Contract(1)

Agreement between the Company and Senate Capital Group dated September 30, 2002 regarding deferral of payment of amounts owing under Office Facilities and Services Contract(1)

Funding Commitment Letter of Senate Capital Group (1)

99.1	Updated Geological Report dated October, 2003 (2)

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer (2)

31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer (2)

32.1	Certification of Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

32.2	Certification of Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form SB-2 Registration Statement originally filed on March 15, 2002, as amended.
(2)	Filed as an exhibit to this Quarterly Report on Form 10-QSB.

(b) Reports on Form 8-K.

No reports on Form 8-K were filed during the third quarter of our fiscal year ended December 31, 2003.

No reports on Form 8-K have been filed since December 31, 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARLETON VENTURES CORP.

By:	/s/ “Dennis Higgs”
Dennis Higgs, President and Chief Executive Officer
Director
Date: November 12, 2003

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ “Dennis Higgs”
Dennis Higgs, President and Chief Executive Officer
(Principal Executive Officer)
Director
Date: November 12, 2003

By:	/s/ “Aileen Lloyd”
Aileen Lloyd, Treasurer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Director
Date: November 12, 2003