Form 10KSB
period 2003-12-31
CARLETON VENTURES CORP
filed 2004-03-19
CIK 1162324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission file number 333-84364

CARLETON VENTURES CORP.
(Exact Name of Registrant as Specified in Its Charter)

NEVADA	98-0365605
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

Suite 306 -1140 Homer Street, Vancouver, B.C. V6B 2X6
(Address of Principal Executive Offices, Including Postal Code)

(604) 689-1659
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock
(Title of Each Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuers revenues for its most recent fiscal year. Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

$1,690,500

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

5,640,500

CARLETON VENTURES CORP.
FORM 10-KSB
TABLE OF CONTENTS

Item 1.     DESCRIPTION OF BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-KSB under “Item 1. Business”, “Item 2. Properties”, “Item 3. Legal Proceedings”, and “Item 7. Management’s Discussions and Analysis of Financial Condition and Results of Operations” and elsewhere constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Carleton Ventures Corp., a company organized under the laws of Nevada (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives; the success (or lack thereof) with respect to the Company’s exploration and development operations on its properties; the Company’s ability to raise capital and the terms thereof; the acquisition of additional properties; changes in business strategy or development plans; future rental revenues; exploration and other property write-downs as hereinafter defined; the continuity, experience and quality of the Company’s management; changes in or failure to comply with government regulations or the lack of government authorization to continue the Company’s projects; and other factors referenced in the Form 10-KSB. The use in this Form 10-KSB of such words as “believes”, “plans”, “anticipates”, “expects”, “intends”, and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The success of the Company is dependent on the efforts of the Company, its employees and many other factors including, primarily, its ability to raise additional capital and establishing the economic viability of any of its exploration properties.

General Information

The Company is an exploration stage company engaged in the acquisition, exploration and development of mineral properties. The Company has an interest in the properties described below under the heading "Acquisition of Mineral Claims" and the “Burner Hills Property”. The Company intends to carry out exploration work on the Burner Hills Property in order to ascertain whether the Burner Hills Property possesses commercially developable quantities of gold and other precious minerals. There can be no assurance that a commercially viable mineral deposit, or reserve, exists on the Burner Hills Property until appropriate exploratory work is done and a comprehensive evaluation based on such work concludes legal and economic feasibility.

History and Development of the Company

Carleton Ventures Corp. (the “Company”) purchased a 100% interest in fourteen unpatented mineral claims located in Elko County in the State of Nevada from Senate Capital Group Inc. in March 2001. Carleton paid a purchase price of $10,051.88 and issued 1,500,000 shares of common stock to Senate Capital Group in consideration for these mineral claims.

The Burner Hills mineral claims were recorded on November 19, 2000 by Mr. John A. Rice. The Burner Hills mineral claims were subsequently sold to Senate Capital Group, a private company controlled by Mr. Dennis Higgs, in December 2000 for a purchase price of $10,051.88. This amount was comprised of Mr. Rice’s costs in acquiring the mineral claims, plus a finders fee of $6,000.

Mr. Rice prepared a geological report on the Burner Hills mineral claims in December 2000 for Mr. Higgs on behalf of Senate Capital Group. This initial geological report summarized the information from previous exploration of the mineral claims and recommended exploration procedures on the mineral claims.

Carleton entered into the mineral property purchase agreement with Senate Capital Group on March 14, 2001. Under the terms of this agreement, Carleton acquired title to the Burner Hills mineral claims and the December 2000 geological report prepared by Mr. Rice in a non-arms-length transaction. Carleton paid to Senate Capital Group the amount of $10,051.88 and issued to Senate Capital Group a total of 1,500,000 shares of common stock in consideration for this acquisition. The total consideration issued to Senate Capital Group was based on the determination of the value of the Burner Hills mineral claims as being equal to $25,051.88 as of March 14, 2001. This determination was a subjective determination made by the board of directors based on several factors, including the cost to acquire the mineral claims, the subjective assessment by the board of directors of the results of the December 2000 geological report received from Mr. Rice and the subjective assessment by the board of directors of the market for prospective gold exploration properties of similar merit in the region of the Burner Hills minerals claims. The board of directors did not obtain or consider any evaluation of the Burner Hills mineral claims made by any arms-length party in making this subjective determination. Accordingly, we can give investors no assurance that the value of the Burner Hills mineral claims arrived at by the board of directors is representative of the fair market value of the Burner Hills mineral claims. The cash consideration of $10,051.88 paid to Senate Capital Group was based on the cost paid by Senate Capital Group to acquire the mineral claims from Mr. Rice. The share consideration issued was based on the last sales price of Carleton’s common stock of $0.01 per share, for total share consideration of $15,000.

Geological Report

Carleton received an initial geological evaluation report on the Burner Hills mineral claims prepared by Mr. John A. Rice and dated December 2000. Mr. Rice is a graduate of the Colorado State University and holds a Bachelors of Science degree in Geology (1978) and a Masters of Science degree in Economic Geology (1984) from the Colorado State University. Mr. Rice is a member of the Geological Society of Nevada and the Society of Economic Geologists. Carleton received this December 2000 geological report upon the acquisition of the Burner Hills mineral claims. Carleton received updated reports from Mr. Rice dated August, 2002 outlining the results of Phase I and Phase II, and October, 2003 incorporating the results of exploration work by Mr. Rice on phase three of the geological work program recommended by Mr. Rice.

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

The Burner Hills Property is situated in northwestern Elko County, Nevada, on the northern extension of the Carlin Gold trend and its intersection with the northeast striking Getchell Gold trend. The Burner Hills Property is located 25 kilometers (16 miles) north-northeast of Midas. It is located in section 12 of unsurveyed T41N, R47E. The property is accessed via a two-track dirt road from County Road 18, a well maintained gravel road that provides access to Midas from either Winnemucca, 136 kilometers (85 miles) to the west, or Elko to the east.

History of the Property

The history of the exploration of the mineral claims is summarized in the geological report that we obtained from Mr. Rice. The following summary of the exploration history of the mineral claims is based on Mr. Rice’s description.

The earliest activity in the district began in the 1880's when miners extracted silver-lead ore from the Mint mine. In 1893 mining operations ceased and then a period of renewed activity took place in the 1930's and 1940's. More recent exploration activity by Placer Dome was conducted in 1987-1988. Due to the discovery of a new deposit in the historic mining district of Midas, companies began exploring the area in 1996 and 1997. Anomalous gold and silver assays from rock chips collected by the author encouraged Carleton Ventures to locate 14 lode mining claims in the district in November 2000.

Geology of the Burner Hills Property

In his geological report Mr. Rice concludes that there are three veins that have the potential of hosting economic gold and silver mineralization on the Burner Hills mineral claims. Economic mineralization is the presence of mineralization on our mineral claims in sufficient quantity and concentration and in an accessible location that would justify the commercial extraction of these minerals through an operating mine. Economic mineralization would be identified by delineation of a body of ore by drilling and/or underground sampling to demonstrate that the ore body has a sufficient tonnage and average grade of metals to justify commercial extraction.

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

Exploration Program

During the 2001 field season Phase I of the planned work on the property was completed. This consisted of geologic mapping and rock chip sampling. Phase II consisted of a soil orientation grid completed in the summer of 2002. A fill-in soil grid to compliment the soil orientation grid was completed in August of 2003; this was part of Phase III.

In his geological report dated October, 2003, Mr. Rice recommended the completion of an additional two phase geological work program on the Burner Hills mineral claims (Phase 1 and Phase II). Phase III of the work program consisted of soil geochemistry orientation survey. A soil geochemistry orientation survey involves the identification of elements or suite of elements present in soil sampled from the mineral claims with the objective of assessing the geology of the mineral claims. Carleton proceeded with a portion of this recommended third phase of the exploration program during the 2003 field season at a cost of $3,170. This work program was completed by Mr. Rice as our consulting geologist and included the soil geochemistry survey.

Conclusions and Recommendations of the Phase 1, Phase II, and Phase III Reports

Samples collected by Mr. Rice from the Burner Hills mineral claims during phase one of Carleton’s exploration program show that the area of the mineral claims is anomalous in gold and highly anomalous with silver, with the best results in the northeast striking veins, the Mint vein and the parallel vein to the south of the Mint vein. Assay results from these rock chip samples indicate that a mineralized system containing gold and silver is present. An assay is a chemical analysis of a rock sample to determine the amounts of metals in the rock sample and to test the rock sample for mineral composition, purity and weight. Anomalous concentrations of gold and silver are defined as concentrations of gold and silver that are statistically significantly greater than the base concentrations of gold and silver that would be expected to be found in the bedrock. The best assay results are from the Mint vein and the parallel vein identified to the south of the Mint claim. The assay results indicating a mineralized system containing gold and silver are important as we would not proceed to further stages of exploration on the Burner Hills property without assay results indicating mineralization in rock samples taken from the surface of the property.

Based on these assay results, Mr. Rice recommended a further three phase geological work program. This recommendation was based on the conclusion of Mr. Rice that the assay results were indicative of a gold and silver mineralized system below the surface of the Burner Hills mineral claims. The second and third phases of this exploration program were recommended in order to better identify exploration targets. The fourth phase would consist of a modest drilling program of a minimum of three holes.

Carleton accepted the recommendations of the phase one updated geological report and proceeded to complete the second phase of the recommended exploration program in the summer of 2002. Mr. Rice visited the site of the mineral claims and completed the gathering of samples for analysis as part of this phase of exploration. The second phase included the completion of a detailed orientation soil grid. Carleton received the geological report from Mr. John Rice summarizing the results of this second phase and giving further conclusions and recommendations in August 2002.

In his August 2002 geological report, Mr. Rice concluded that the results of the soil survey completed as part of the second phase show that there is a recognizable zone of mineralization present on the Burner Hills mineral claims. This zone is indicated by anomalous values of gold, silver and arsenic. Anomalous values of elements are concentrations that are statistically significantly greater than the base concentrations of elements that would be expected to be found in the bedrock. Mr. Rice concluded that these anomalies correlate with the Mint vein zone. Mr. Rice also concluded that the soil survey agrees with the geological map that the Mint vein is a discontinuous geological structure that trends from the old workings in the northeast to the southwestern edge of the property: a minimum distance of 900 metres (approximately 3000 feet). The gold soil map and silver soil map prepared by Mr. Rice as part of his August 2002 report show that high values of gold and silver are confined to the Mint vein structure. Mr. Rice concluded that these results were encouraging and recommended proceeding to phase three of the recommended exploration program. Phase three involves completion of a soil survey and completion of an induced polarization geophysical survey. An induced polarization geophysical survey will involve the application of a current into the ground using a pair of electrodes and sampling of the results at various locations throughout the mineral claims. The results are then plotted on a map in order to map the lateral and vertical variations in electrical resistivity and chargeability of the minerals present on the claims. These results would then be interpreted by Mr. Rice. The data from this work would be used to define targeted locations for the drilling program to be completed as part of the fourth phase of exploration. The estimated cost of completion of this third phase is $13,000. This estimate includes the costs associated with a geologist’s review of the work conducted and interpretation of results.

If the Company proceeds to the fourth phase of the recommended exploration program, a modest drilling program consisting of a minimum of three drill holes is recommended. The estimated cost of completion of this fourth phase is $40,000. This estimate includes the costs associated with a geologist’s review of the work conducted and interpretation of results.

The total cost for these two additional phases of the exploration program is thus estimated to be $53,000. Carleton’s working capital deficit position as of December 31, 2003 was $37,629. While the working capital is not sufficient to enable us to complete the third and fourth stages of the exploration program,

Carleton has received a commitment from Senate Capital Group, a related party, to loan the Company additional funds, to a maximum of $13,000, of which $3,000 has been advanced to date. Accordingly, Carleton will require additional financing in order to complete the full four stage exploration program. Carleton currently does not have any arrangements for additional financing and we can provide no assurance to investors that the Company will be able to obtain additional financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for silver and gold and the costs of mining these materials. These factors may make the timing, amount, terms or conditions of additional financing unavailable.

Carleton will make a determination whether to proceed with phase four upon completion of phase three and review of the results of this third phase. In making this determination, Carleton will assess whether the results of phase three are sufficiently positive to enable the Company to obtain the financing that will be needed to continue through phase four of the exploration program. Any conclusions and recommendations will be based on the professional opinion of Mr. Rice based on the results of this phase of exploration. Whether these conclusions and recommendations will warrant further investment will be based on many factors, including the price of gold, the market for shares of junior exploration companies, the market for financing of mineral exploration projects and the individual decisions of investors at the time of their evaluation of an investment. Given these factors, the Company can give investors no assurance as to what recommendations and conclusions arising from the results of phase three will be sufficiently positive for Carleton to obtain additional financing and proceed with further exploration.

If Carleton determines not to proceed with additional exploration on the Burner Hills mineral claims based on the results of phase three, then Carleton anticipates pursuing the acquisition of an interest in an additional mineral property. Carleton anticipates that any acquisition of an interest in an additional mineral property would be made by the acquisition of an option to acquire an interest in the mineral property that would be exercisable by completing exploration work on the property. Carleton anticipates that the acquisition of an option in a mineral property would be the only feasible plan of operations, as the Company’s financial resources after completion of phase two will be insufficient to acquire a full ownership interest in a property of merit. There is no assurance that Carleton would be able to acquire an interest in any additional mineral property or achieve the additional financing necessary to proceed with exploration if an interest in an additional mineral property was acquired.

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

If Carleton is not able to further proceed with phase four of the exploration of the Burner Hills mineral claims due to the inability to fund future exploration, then we plan to pursue the acquisition of another mineral property. Carleton anticipates that any future acquisition would involve the acquisition of an option to earn an interest in a mineral property as Carleton anticipates not having sufficient cash to purchase a mineral property of sufficient merit to warrant exploration. If Carleton is unable to secure a mineral or natural resource property for exploration, then Carleton would pursue the acquisition of another business or business asset. There is no assurance that Carleton would be able to acquire any interest in any other mineral or natural resource property or other business in view of the Company’s limited financial resources. Further, Carleton anticipates having to secure further financing in order to conduct any exploration on any mineral or natural resource property or business acquired. There is no assurance that Carleton would be able to secure the required financing or that the Company would achieve profitability if financing was completed.

The following table summarizes the costs of proceeding with the geological exploration program recommended by the geological report:

PROPOSED BUDGET: BURNER HILLS

PHASE III - GEOPHYSICS and SOIL GRID
IP Survey	$US10,000.00

Target definition and to explore for structures beneath volcanic rock cover east of the range front.

TOTAL PHASE III	$US10,000.00

PHASE IV - DRILLING
Preparation
Permitting	$1000.00
Site prep and reclamation	$1000.00
Drilling (2000 feet @ $10 per foot)	$20,000.00
mob/demob	$2,000.00
Assays (400 @ $15 per sample)	$2,000.00
Geologist (7 days @325 per day)	$2,275.00
Reporting	$1,200.00
Contingency	$6,525.00

TOTAL PHASE IV	$US40,000.00

TOTAL PHASE III and IV	$US50,000.00

Certain Risk Factors

Early Stage Exploration Company

The exploration for and development of mineral deposits involves significant financial risks over a significant period of time that even a combination of careful evaluations, experience and knowledge may not eliminate. While exploration for minerals may result in substantial rewards, few properties that are explored are ultimately developed into producing mines. Major expenses are required to establish reserves by drilling and to construct mining and processing facilities at a site. It is impossible to know whether the current exploration programs of the Company will ultimately result in a profitable commercial mining operation.

Financial Risk

Prior to completion of the Company’s exploration programs, the Company anticipates that it will incur increased operating expenses without realizing any revenues. The Company expects to incur significant losses into the foreseeable future. If the Company is unable to generate significant revenues from exploration of its mineral claims and the production of minerals thereon, if any, the Company will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that the Company will prove successful, and the Company can provide investors with no assurance that it will generate any operating revenues or ever achieve profitable operations.

Competition

The business of mineral exploration and mining is competitive in all of its phases. In the search for and acquisition of prospective mineral properties, the Company competes with other companies and individuals, including competitors having financial and other resources equal to or greater than that of the Company. The Company’s ultimate success will therefore depend on the extent to which its existing properties are developed, as well as its ability to compete for and acquire suitable producing properties or prospects for mineral exploration in the future, together with its ability to secure adequate financing.

Compliance With Government Regulations

All phases of the Company’s operation are subject to environmental regulation. Environmental legislation is evolving toward stricter standards and more vigorous enforcement, including increased fines and penalties for non-compliance. Regulatory requirements encompass more stringent environmental assessment of project proposals, and impose greater responsibilities on corporations and their directors, officers and employees. Future changes in environmental regulatory requirements may result in more complex, costly and time-consuming procedures. The operations of the Company and the further exploration and the development of its properties require various licenses and permits and will be subject to ongoing regulation. There can be no guarantee that the Company will be able to obtain or maintain all permits and licenses that may be required for its activities. Currently, the Company does not have any properties on which commercial mining operations are carried out.

Risks Associated With Mining

The Company’s operations are subject to all of the hazards and risks normally incident to the exploration for and development and production of precious minerals, any of which could result in damage for which the Company may be held responsible. Hazards such as unusual or unexpected rock formations, landslides, flooding or other adverse conditions may be encountered in the drilling and removal of material. While the Company may obtain insurance against certain risks in such amounts as it considers adequate, the nature of these risks is such that liabilities could exceed policy limits or could be excluded from coverage. There are also risks against which the Company cannot insure or against which it may decide not to insure. The potential costs which could be associated with any liabilities not covered by insurance or in excess of insurance coverage may cause substantial delays and require significant capital outlays, adversely affecting the Company’s earnings and competitive position in the future and potentially, its financial position.

Item 2.     DESCRIPTION OF PROPERTY

Carleton purchased fourteen unpatented mineral claims located in Elko County in the State of Nevada from Senate Capital Group Inc. in March 2001.

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

Mr. Rice recorded these claims in November 2000 to cover the main area of potential gold and silver mineralization. Carleton is the legal and beneficial owner of title to the mineral claims, and no other person or entity has any interest in the mineral claims. The mineral claims are unpatented mineral claims that give us a property right to the minerals in the claims and the right to use the surface to extract minerals. Title to the land comprising the mineral claims and the surface resources is owned by the United States.

In order to maintain the mineral claims in good standing, Carleton must pay maintenance fees in lieu of completing exploration work with the Bureau of Land Management of the United States Department of the Interior. Currently, a maintenance fee of $100 per mineral claim must be paid in each year to maintain the mineral claims for an additional year. In total, Carleton must pay $1,400 per year to maintain the Burner Hills mineral claims in good standing for each year. Maintenance of our claims is automatic upon payment of the required maintenance fees. If Carleton fails to pay the maintenance fees, then the mineral claims will lapse and Carleton will lose all interest in these mineral claims. The Company maintained the mineral claims to September 1, 2004 by paying the required maintenance fees to the Bureau of Land Management in August, 2003.

Item 3.     LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During this period covered by the Form 10-KSB, the Company did not submit any matters to the Company’s security holders to be voted upon.

Item 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

No Public Market for Common Stock

There is presently no public market for the Company’s common stock. Carleton anticipates making an application for trading of its common stock on the NASD over the counter bulletin board. However, Carleton can provide no assurance that its shares will be traded on the bulletin board or, if traded, that a public market will materialize.

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

Holders of Our Common Stock

As of the date of this Annual Report, there are forty-four (44) registered shareholders.

Rule 144 Shares

A total of 5,640,500 shares of common stock is available for resale to the public in accordance with the volume and trading limitations of Rule 144 of the Securities Act of 1933.

In general, under Rule 144 as currently in effect, a person who has beneficially owned shares of a company's common stock for at least one year is entitled to sell within any three month period a number of shares that does not exceed the greater of:

1.	One percent of the number of shares of the company's common stock then outstanding, which, in our case, will equal approximately 56,405 shares as of the date of this Form 10-KSB; or

2.	The average weekly trading volume of the company's common stock during the four calendar weeks preceding the filing of a notice on form 144 with respect to the sale.

Sales under Rule 144 are also subject to manner of sale provisions and notice requirements and to the availability of current public information about the company.

Under Rule 144(k), a person who is not one of the company's affiliates at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years, is entitled to sell shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144.

As of the date of this Form, persons who are our affiliates hold 3,950,000 of the total shares that may be sold pursuant to Rule 144.

Item 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

The Company has completed Phase I and Phase II of the exploration program on the Burner Hills Property. The Company has commenced Phase III of the exploration program. The Company currently does not have sufficient funds to proceed with Phase IV of the exploration program.

The Company had cash on hand in the amount of $47 as of December 31, 2003. The Company will require additional funding to enable the Company to incur exploration expenditures on the Burner Hills Property in the amount of $13,000 in order to complete Phase III of the recommended exploration program.

The Company will require additional funding in the event that the Company determines to proceed with Phase IV of the exploration program. The anticipated cost of the Phase Four exploration program is $40,000 which is in excess of the projected cash reserves of the Company upon completion of Phase III of the exploration program. The Company anticipates that additional funding will be in the form of equity financing from the sale of the Company's common stock. There is no assurance that the Company will be able to achieve additional sales of its common stock sufficient to fund Phase Four of the exploration program. The Company believes that debt financing will not be an alternative for funding Phase IV of the exploration program. The Company does not have any arrangements in place for future equity financing of the Company.

If the Company does not secure additional financing, the Company will not be able to complete Phase IV of the exploration program. In the event that the Company is unable to obtain sufficient financing in this regard, it may be required to abandon the Burner Hills property and lose all rights thereto. The Company may consider bringing in a joint venture partner to provide the required funding, if the Company is unable to obtain the funding by itself and does not want to abandon the Burner Hills Property. The Company has not undertaken any efforts to locate a joint venture partner for the Burner Hills Property. In addition, there is no assurance that the Company would be able to locate a joint venture partner for the Burner Hills Property who would assist the Company in funding the exploration of the Burner Hills Property. The Company may pursue acquiring interests in alternate mineral properties in the event of termination of the Burner Hills Property.

Results of Operations.

For the Year Ended December 31, 2003

The Company is in the exploration stage and has no revenues from operations in Fiscal 2003. None of its mineral properties have proven to be commercially developable and as a result, the Company has not generated any revenue from these activities. The Company capitalizes expenditures associated with the direct acquisition, evaluation and exploration of mineral properties. When an area is disproved or abandoned, the acquisition costs and related deferred expenditures are written-off.

The Company’s general and administrative expenses were $26,916 for the period ending December, 2003 compared to $51,671 for the period ending December, 2002. This is the Company’s third year of operations. The Company anticipates that general and administrative expenses will increase in Fiscal 2004 if the Company moves ahead with the further exploration of its mineral property.

Liquidity and Capital Resources.

The Company's primary source of funds since incorporation has been through the issue of its common stock. The Company has no revenue from mining to date and does not anticipate mining revenues in the foreseeable future.

The Company does not know of any trends, demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, the Company's liquidity either materially increasing or decreasing at present or in the foreseeable future. Material increases or decreases in the Company's liquidity are substantially determined by the success or failure of the Company's exploration programs or the future acquisition of projects.

The Company’s cash position at December 31, 2003 was $47.

The Company has not recorded any write-offs as of December 31, 2003.

At December 31, 2003, the Company had a working capital deficit of $37,629.

Senate Capital Group, a private company controlled by Mr. Dennis Higgs, one of our directors, has advanced to us the funds necessary to enable us to commence phase three of the exploration program to the extent that we have insufficient cash reserves necessary to pay for this expense. This commitment to advance funds is capped at a maximum of $13,000, being the budgeted cost of Phase III. Any funds would be advanced to us as a loan repayable on demand without interest. Senate Capital Group has advanced $3,000 and we anticipate that we will be required to borrow additional amounts from Senate Capital Group if we choose to complete Phase III of our exploration program.

The balance of the Company’s cash needs through the second half of Fiscal 2004 are expected to come from an equity financing. The Company intends to raise any required additional funds by selling equity securities.

Item 7.     FINANCIAL STATEMENTS

The Financial Statements of Carleton Ventures Corp., the Notes to Financial Statements and the Auditor's Report of Morgan & Company, chartered accountants, required by this Item 7 are included herewith to this Form 10-KSB.

CARLETON VENTURES CORP.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002
(Stated in U.S. Dollars)

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Directors of
Carleton Ventures Corp.
(An exploration stage company)

We have audited the balance sheets of Carleton Ventures Corp. (an exploration stage company) as at December 31, 2003 and 2002, and the statements of loss and deficit accumulated during the exploration stage, cash flows, and stockholders’ equity for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2003 and 2002, and the results of its operations and cash flows for the years ended December 31, 2003 and 2002 in accordance with United States of America generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered a net loss since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its exploration activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, B.C.	“Morgan & Company”

January 26, 2004	Chartered Accountants

Tel: (604) 687-5841	P.O. Box 10007 Pacific Centre
fax: (604) 687-0075	Sute 1488 - 700 West Georgia Street
www.morgan-cas.com	Vancouver, B.C. V7Y 1A1

CARLETON VENTURES CORP.
(An Exploration Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	DECEMBER 31
	2003	2002

ASSETS

Current
Cash	$47	$7,814

Mineral Property Interest (Note 3)	-	-

	$47	$7,814

LIABILITIES

Current
Accounts payable	$37,582	$18,433

SHAREHOLDERS’ DEFICIENCY

Share Capital
Authorized:
100,000,000 Common shares, par value $0.001 per share
10,000,000 Preferred shares, par value $0.001 per share

Issued and outstanding:
5,640,500 Common shares at December 31, 2003 and
2002	5,641	5,641
Additional paid-in capital	85,034	85,034

Deficit Accumulated During The Exploration Stage	(128,210)	(101,294)
	(37,535)	(10,619)

	$47	$7,814

CARLETON VENTURES CORP.
(An Exploration Stage Company)

STATEMENTS OF LOSS AND DEFICIT
(Stated in U.S. Dollars)

			PERIOD
			FROM
			INCEPTION
			MAY 26
	YEARS ENDED		1999 TO
	DECEMBER 31		DECEMBER 31
	2003	2002	2003

Expenses
Professional fees	$8,160	$33,666	$49,923
Office and sundry	3,586	400	5,369
Office facilities and services	12,000	12,000	35,000
Mineral property acquisition and exploration
expenditures	3,170	5,605	37,918

Net Loss For The Year	26,916	51,671	$128,210

Deficit Accumulated During The Exploration
Stage, Beginning Of Year	101,294	49,623

Deficit Accumulated During The
Exploration Stage, End Of Year	$128,210	$101,294

Basic And Diluted Loss Per Share	$0.01	$0.01

Weighted Average Number Of Shares
Outstanding	5,640,500	5,616,527

CARLETON VENTURES CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			PERIOD
			FROM
			INCEPTION
			MAY 26
	YEARS ENDED		1999 TO
	DECEMBER 31		DECEMBER 31
	2003	2002	2003

Cash Flows From Operating Activity
Net loss for the year	$(26,916)	$(51,671)	$(128,210)

Adjustments To Reconcile Net Loss To Net
Cash Used By Operating Activity
Stock issued for other than cash	-	-	15,000
Changes in accounts payable	19,149	11,409	37,582
	(7,767)	(40,262)	(75,628)

Cash Flows From Financing Activity
Share capital issued	-	17,500	75,675

Increase (Decrease) In Cash	(7,767)	(22,762)	47

Cash, Beginning Of Year	7,814	30,576	-

Cash, End Of Year	$47	$7,814	$47

Supplemental Disclosure Of Non-Cash
Financing And Investing Activities
Common shares issued to acquire mineral
property interest	$-	$-	$15,000

CARLETON VENTURES CORP.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY
DECEMBER 31, 2003
(Stated in U.S. Dollars)

				DEFICIT
	COMMON STOCK			ACCUMULATED
			ADDITIONAL	DURING THE
			PAID-IN	EXPLORATION
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

Net loss for the period	-	$-	$-	$(2,465)	$(2,465)
December 31, 1999	-	-	-	(2,465)	(2,465)
Net loss for the year	-	-	-	-	-
Balance, December 31, 2000	-	-	-	(2,465)	(2,465)
Shares issued for cash at
$0.001	1,500,000	1,500	-	-	1,500
Shares issued for cash at
$0.01	2,500,000	2,500	22,500	-	25,000
Shares issued to acquire
mineral property interest at
$0.01	1,500,000	1,500	13,500	-	15,000
Shares issued for cash at
$0.35	90,500	91	31,584	-	31,675
Net loss for the year	-	-	-	(47,158)	(47,158)
Balance, December 31, 2001	5,590,500	5,591	67,584	(49,623)	23,552
Shares issued for cash at
$0.35	50,000	50	17,450	-	17,500
Net loss for the year	-	-	-	(51,671)	(51,671)
Balance, December 31, 2002	5,640,500	5,641	85,034	(101,294)	(10,619)
Net loss for the year	-	-	-	(26,916)	(26,916)
Balance, December 31, 2003	5,640,500	$5,641	$85,034	$(128,210)	$(37,535)

CARLETON VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002
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

As shown in the accompanying financial statements, the Company has incurred a net loss of $128,210 for the period from inception, May 26, 1999, to December 31, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

DECEMBER 31, 2003 AND 2002
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

DECEMBER 31, 2003 AND 2002
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)
e)

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2003, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

3.

MINERAL PROPERTY INTEREST

Pursuant to an agreement, dated March 14, 2001, the Company has acquired a 100% interest in fourteen mineral claims located in northwestern Elko County, Nevada, in consideration of the cash payment of $10,052, and the issuance of 1,500,000 common shares with a fair value of $15,000. Since the Company has not established the commercial feasibility of the mineral claims, the acquisition costs have been expensed.

4.	RELATED PARTY TRANSACTIONS
	a)	During the year ended December 31, 2003, the Company incurred $12,000 (2002 -$12,000) for office facilities and services to a company related by common directors.
	b)	Accounts payable at December 31, 2003 includes $27,857 (2002 - $8,500) owed to a company related by common directors.
	c)	The mineral claims referred to in Note 3 were acquired from a company controlled by a director.

Item 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 8A   CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003, being the date of our most recently completed fiscal year. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Dennis Higgs and Ms. Aileen Lloyd, Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal year ended December 31, 2003 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statement.

Item 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and officers of the Company as of March 15, 2004 are as follows:

	Position with	Served as a Director
Name	Registrant	or Officer Since

Dennis Higgs	President, Chief	May 26, 1999
Executive Officer

Aileen Lloyd	Secretary, Treasurer	May 26, 1999
Chief Financial Officer

Mr. Dennis Higgs is the President and Chief Executive Officer and is a member of the board of directors. Mr. Higgs was appointed to the board of directors as President and Chief Executive Officer on May 26, 1999.

In 1981, Mr. Higgs graduated from the University of British Columbia, Vancouver, B.C. with a Bachelor of Commerce degree. He then completed the Canadian Securities Course conducted by the Canadian Securities Institute of Toronto, Canada. In 1982, Mr. Higgs completed The Registered Representatives Exam also conducted by the Canadian Securities Institute, Toronto, Canada. In 1983, Mr. Higgs completed the Canadian Options Course offered by the Canadian Securities Institute, Canada.

Mr. Higgs also serves as a director and officer of Miranda Gold Corp., a Canadian public reporting gold exploration company, since May 1993. In this position, Mr. Higgs provides management consulting services to Miranda Gold Corp.

Mr. Higgs is a director and officer of Senate Capital Group Inc., a British Columbia company since July 1990. In this position, Mr. Higgs provides management consulting and investor relations services.

Ms. Aileen Lloyd is the Secretary, Treasurer and Chief Financial Officer and is a member of the board of directors. Ms. Lloyd was appointed to the board of directors and as secretary, treasurer and chief financial officer on May 26, 1999.

Ms. Lloyd has been an administrative assistant with Senate Capital Group Inc., a private venture capital and management consulting company, since October 1990. In this position she provides management services to publicly traded companies.

Ms. Lloyd is a director of Miranda Gold Corp. a Canadian public reporting gold exploration company since May 1993. In this position, Ms. Lloyd provides management services.

Certain Significant Employees or Consultants

The Company has consulting relationships with other geologists and persons that are included in its projects and properties from time to time.

Committees

Currently, the Board of Directors has no separate audit, nominating or compensation committees and acts as such as an entire Board.

Code of Ethics

The Company has not adopted a code of ethics. The Company will pursue adopting a written code of ethics. To date, the Board of Directors have conducted the affairs of the Company consistent with the applicable laws and regulations of the United States and the states.

Item 10.     EXECUTIVE COMPENSATION

Officers and Directors

The Company did not pay any remuneration to its officers or directors during the period January 1, 2003 to December 31, 2003, the date of its annual financial statements. The Company does not presently pay any compensation to any of its officers and directors. The Company may during the course of the current year decide to compensate its officers and directors for their services.

Incentive Stock Options

The Company does not have any options to purchase securities of the Company outstanding. The Company may in the future establish an incentive stock option plan for its directors, officers, employees and consultants.

Directors

The Directors of the Company did not receive cash compensation by the Company for their service as directors during the most recently completed fiscal year.

Item 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 1, 2004 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

	Name and address	Number of Shares	Percentage of
Title of class	of beneficial owner	of Common Stock	Common
			Stock (1)

DIRECTORS AND EXECUTIVE OFFICERS

Common Stock	Dennis Higgs	2,250,000 shares (2)	39.9%
	Director, President and
	Chief Executive Officer
	Suite 306 – 1140 Homer Street
	Vancouver, British Columbia
	Canada V6B 2X6

Common Stock	Aileen Lloyd	1,000,000 shares (3)	17.7%
	Director, Secretary, Treasurer
	and Chief Financial Officer
	Suite 306 – 1140 Homer Street
	Vancouver, British Columbia Canada V6B 2X6 (3)

Common Stock	All Officers and Directors	3,250,000 shares	57.6%
	as a Group (2 persons)

5% STOCKHOLDERS

Common Stock	Eric G. Fergie	300,000 shares	5.3%
	2221 Venables St.
	Vancouver, BC
	Canada V5V 2J5

Common Stock	Darcy Higgs	700,000 shares (4)	12.4%
	4756 Drummond Drive
	Vancouver, BC
	Canada V6R 1K8

Common Stock	Carleen Higgs	700,000 shares (5)	12.4%
	4756 Drummond Drive
	Vancouver, BC
	Canada V6R 1K8

(1)	The percent of class is based on 5,640,500 shares of common stock issued and outstanding as of March 1, 2004.
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

Item 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Mr. Dennis Higgs, President, Chief Executive Officer, and director, acquired 375,000 shares of our common stock in his own name at a price of $0.001 US per share on February 26, 2001. Mr. Dennis Higgs paid a total purchase price of $375 for these shares. Senate Equities Corp., a company that is wholly owned and operated by Menace Capital Corp., acquired 375,000 shares of our common stock at a price of $0.001 US per share on February 26, 2001. Senate Equities Corp. paid a total purchase price of $375 for these shares. Mr. Dennis Higgs is the sole stockholder of Menace Capital Corp, and the sole shareholder of Senate Equities Corp .

In addition to this acquisition of stock, Mr. Dennis Higgs acquired a beneficial interest in 1,500,000 shares of the Company’s common stock through the issuance of common stock to Senate Capital Group Inc. in exchange for its assignment of the Burner Hills mineral claims. Mr. Dennis Higgs owns all of the stock of Senate Capital Group. Senate Capital Group also received $10,051.88 as part of this transaction.

In addition, Senate Capital Group has entered into an office facilities and service contract with the Company in which it provides office space, services, phones and equipment usage in exchange for a payment of $1,000 per month. Through December 31, 2003, $35,000 had been charged to the Company under this agreement, of which $20,500 has been accrued and $14,500 has been paid. Carleton entered into a legally binding agreement with Senate Capital Group effective September 30, 2002 whereby Senate Capital Group has agreed to defer payment of accrued liabilities in the amount of $20,500 and its monthly management fee of $1,000 per month until such time as the Company achieves sufficient additional financing that would enable us to pay these accrued liabilities without impeding its exploration plans.

Senate Capital Group has agreed to advance the funds necessary to enable Carleton to complete phase three of the exploration program to the extent that we have insufficient cash reserves necessary to pay for this expense. This commitment to advance funds is capped at a maximum of $13,000, being the budgeted cost of phase three. Any funds that would be advanced as a loan is repayable on demand without interest. Carleton anticipates that it will be required to borrow approximately $10,000 from Senate Capital Group under this commitment to complete phase three of the exploration program.

Ms. Lloyd, Secretary, Treasurer and Chief Financial Officer, acquired 750,000 shares of the Company’s common stock at a price of $0.001 US per share on February 26, 2001. Ms. Lloyd paid a total purchase price of $750 for these shares. Gordon Lloyd, the husband of Aileen Lloyd, acquired 250,000 shares of the Company’s common stock at a price of $0.01 per share for a total cash acquisition cost of $2,500 on March 12, 2001.

Mr. Darcy Higgs, a 5% shareholder, acquired 350,000 shares of the Company’s common stock at a price of $0.01 per share for a total cash acquisition cost of $3,500 on March 12, 2001. Santorini Investment Corp., a private company controlled by Carleen Higgs, the wife of Darcy Higgs, acquired 350,000 shares of common stock at a price of $0.01 per share for a total cash acquisition cost of $3,500 on March 12, 2001.

Mr. Eric Fergie, a 5% shareholders, acquired 300,000 shares of the Company’s common stock at a price of $0.01 per share for a total cash acquisition cost of $3,000 on March 12, 2001.

Item 13.     EXHIBITS, AND REPORTS ON FORM 8-K.

Exhibits:

Description of Exhibit

1.0	Updated Geological Report (1)

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer (2)

31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer (2)

32.1	Certification of Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

32.2	Certification of Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

(1)    Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10QSB originally filed November 14, 2003.

(2)    Filed as an exhibit to this Annual Report on Form 10-KSB.

Financials:

The Company’s audited Financial Statements, as described below, are incorporated as Item 7 of this Form 10-KSB filing

Auditors Report of Morgan & Company dated January 26, 2004.

Consolidated Balance Sheet for the period ended December 31, 2003 and 2002.

Statement of Loss and Deficit for the period ended December 31, 2003 and 2002.

Consolidated Statement of Cash Flows for the period ended December 31, 2003 and 2002.

Notes to Consolidated Financial Statements

Item 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the fiscal years ended December 31, 2002 and 2003 for professional services rendered by the principal accountant for the audit of Carleton’s annual financial statements and review of the financial statements included in this Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were estimated at $2,480 and $2,673 respectively.

Audit Related Fees

None

Tax Fees

None

All Other Fees

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARLETON VENTURES CORP.

By:	/s/Aileen Lloyd
Aileen Lloyd, Director,
Chief Financial Officer
Date: March 15, 2004