Form 10QSB
period 2004-03-31
CARLETON VENTURES CORP
filed 2004-05-14
CIK 1162324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934
For the quarterly period ended March 31, 2004

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

604-689-1659
Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 5,640,500 Shares of Common Stock as of May 6, 2004

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

     CARLETON VENTURES CORP. QUARTERLY REPORT ON FORM 10-QSB

PART I

ITEM 1.     Financial Statements

Index to Financial Statements:

1	Financial Statements (unaudited) forthe three month period ended March 31, 2004,including:

	a.	Balance Sheet as at March 31, 2004and December 31, 2003;

	b.	Statement of Loss and Deficit for the three month period ended March 31, 2004 and2003;

	c.	Statements of Cash Flows for the three month period ended March 31, 2004 and 2003;

	d.	Statement of Stockholders’ Equity for the period ended March 31, 2004.

	e.	Notes to Financial Statements.

CARLETON VENTURES CORP.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

MARCH 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

CARLETON VENTURES CORP.
(An Exploration Stage Company)

BALANCE SHEET
 (Unaudited)
(Stated in U.S. Dollars)

	MARCH 31	DECEMBER 31
	2004	2003

ASSETS

Current
Cash	$177	$47

Mineral Property Interest (Note 4)	-	-

	$177	$47

LIABILITIES

Current
Accounts payable	$43,370	$37,582

SHAREHOLDERS’ DEFICIENCY

Share Capital
Authorized:
100,000,000 Common shares, par value $0.001 per
share
10,000,000 Preferred shares, par value $0.001 per
share

Issued and outstanding:
5,640,500 Common shares at March 31, 2004 and
December 31, 2003	5,641	5,641

Additional paid-in capital	85,034	85,034

Deficit Accumulated During The Exploration Stage	(133,868)	(128,210)
	(43,193)	(37,535)

	$177	$47

CARLETON VENTURES CORP.
(An Exploration Stage Company)

STATEMENT OF LOSS AND DEFICIT
 (Unaudited)
(Stated in U.S. Dollars)

			PERIOD FROM
			INCEPTION
			MAY 26
	THREE MONTHS ENDED		1999 TO
	MARCH 31		MARCH 31
	2004	2003	2004

Expenses
Professional fees	$1,861	$4,810	$51,784
Office and sundry	797	294	6,166
Office facilities and services	3,000	3,000	38,000
Mineral property acquisition and exploration
expenditures	-	-	37,918

Net Loss For The Period	5,658	8,104	$133,868

Deficit Accumulated During The Exploration
Stage, Beginning Of Period	128,210	101,294

Deficit Accumulated During The
Exploration Stage, End Of Period	$133,868	$109,398

Basic And Diluted Loss Per Share	$0.01	$0.01

Weighted Average Number Of Shares
Outstanding	5,640,500	5,640,500

CARLETON VENTURES CORP.
(An Exploration Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			PERIOD FROM
			INCEPTION
			MAY 26
	THREE MONTHS ENDED		1999 TO
	MARCH 31		MARCH 31
	2004	2003	2004

Cash Flows From Operating Activity
Net loss for the period	$(5,658)	$(8,104)	$(133,868)

Adjustments To Reconcile Net Loss To Net Cash
Used By Operating Activity
Stock issued for other than cash	-	-	15,000
Changes in accounts payable	5,788	798	43,370
	130	(7,306)	(75,498)

Cash Flows From Financing Activity
Share capital issued	-	-	75,675

Increase (Decrease) In Cash	130	(7,306)	177

Cash, Beginning Of Period	47	7,814	-

Cash, End Of Period	$177	$508	$177

Supplemental Disclosure Of Non-Cash Financing
And Investing Activities
Common shares issued to acquire mineral
property interest	$-	$-	$15,000

CARLETON VENTURES CORP.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

MARCH 31, 2004
 (Unaudited)
(Stated in U.S. Dollars)

				DEFICIT
	COMMON STOCK			ACCUMULATED
			ADDITIONAL	DURING THE
			PAID-IN	EXPLORATION
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

Net loss for the period	-	$-	$-	$(2,465)	$(2,465)

December 31, 1999	-	-	-	(2,465)	(2,465)

Net loss for the year	-	-	-	-	-

Balance, December 31, 2000	-	-	-	(2,465)	(2,465)

Shares issued for cash at
$0.001	1,500,000	1,500	-	-	1,500
Shares issued for cash at
$0.01	2,500,000	2,500	22,500	-	25,000
Shares issued to acquire
mineral property interest at
$0.01	1,500,000	1,500	13,500	-	15,000
Shares issued for cash at
$0.35	90,500	91	31,584	-	31,675
Net loss for the year	-	-	-	(47,158)	(47,158)

Balance, December 31, 2001	5,590,500	5,591	67,584	(49,623)	23,552

Shares issued for cash at
$0.35	50,000	50	17,450	-	17,500
Net loss for the year	-	-	-	(51,671)	(51,671)

Balance, December 31, 2002	5,640,500	5,641	85,034	(101,294)	(10,619)

Net loss for the year	-	-	-	(26,916)	(26,916)

Balance, December 31, 2003	5,640,500	5,641	85,034	(128,210)	(37,535)

Net loss for the period	-	-	-	(5,658)	(5,658)

Balance, March 31, 2004	5,640,500	$5,641	$85,034	$(133,868)	$(43,193)

CARLETON VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

1.

BASIS OF PRESENTATION

The unaudited financial statements as of March 31, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States of America generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the December 31, 2003 audited financial statements and notes thereto.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $133,868 for the period from inception, May 26, 1999, to March 31, 2004, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement or public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

CARLETON VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2004
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

CARLETON VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2004
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

e)

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2004, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

5.	RELATED PARTY TRANSACTIONS

a)	During the three months ended March 31, 2004, the Company incurred $3,000 (2003 - $3,000) for office facilities and services to a company related by common directors.

b)	Accounts payable at March 31, 2004 includes $31,949 (2003 - $11,500) owed to a company related by common directors.

c)	The mineral claims referred to in Note 3 were acquired from a company controlled by a director.

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

We had $177 in cash reserves as of March 31, 2004 and a working capital deficit of $43,193 as of March 31, 2004. Senate Capital, a private company controlled by Mr. Dennis Higgs, one of our directors, has agreed to advance to us the funds necessary to enable us to complete Phase III of the exploration program to the extent that we have insufficient cash reserves necessary to pay for this expense, to a maximum of $13,000, being the budgeted cost of Phase III.

Subsequent to the quarter end Senate Capital advanced funds in the amount of $10,000 to enable us to complete Phase III of the exploration program and determine whether further exploration work is warranted.

We will assess whether to proceed to Phase IV of the recommended geological exploration program upon completion of an assessment of the results of Phase III. In making this determination, we will review the conclusions and recommendations that we receive from Mr. Rice based on his geological review of the results of the first three phases. In making this determination, we will make an assessment as to whether the results of Phase III are sufficiently positive to enable us to obtain the financing necessary to proceed. If we decide to proceed with the fourth phase of the recommended exploration program, we will have to raise additional funds as the anticipated cost of this fourth phase, which would include a drilling program, is $40,000. The anticipated cost of the fourth phase of the exploration program is in excess of our projected cash reserves remaining upon completion of Phase III. We anticipate that we could start Phase IV if we determine to proceed with this phase and we are successful in raising the required financing. We would apply to the Bureau of Land Management for the permit required to enable us to proceed with the fourth phase, which would include a drilling program, once we had raised the financing necessary for us to proceed with this fourth phase. We anticipate that we would apply for this permit approximately two months prior to proceeding to commence the fourth phase.

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

If we determine not to proceed with additional exploration on the Burner Hills mineral claims based on the results of Phase III, then we anticipate that we will pursue the acquisition of an interest in an additional mineral property. We anticipate that any acquisition of an interest in an additional mineral property would be made by the acquisition of an option to acquire an interest in the mineral property that would be exercisable by our completing exploration work on the property and making payments to the underlying vendors. We anticipate that the acquisition of an option in a mineral property would be our only feasible plan of operations, as we anticipate that our financial resources after completion of phase three will be insufficient to acquire a full ownership interest in a property of merit. There is no assurance that we would be able to acquire an interest in any additional mineral property or achieve the additional financing necessary for us to proceed with exploration if an interest in an additional mineral property was acquired. Our reasons for pursuing the acquisition of an additional property if we do not continue with exploration of the Burner Hills mineral claims would be to create value for our shareholders, although we anticipate that shareholders would suffer dilution if we were able to achieve additional financing to explore any new property. We anticipate that any new property would not be acquired in a related-party transaction with one of our officers or directors. We have no present intention to acquire or merge with any other company.

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

We had cash in the amount of $177 and a working capital deficit in the amount of $43,193 as of March 31, 2004. Our total expenditures over the next twelve months are anticipated to be approximately $72,000. This total expenditure figure includes the fourth phase of our exploration program and all operating expenses, including legal and accounting fees. We will require additional financing to fund our operations for the next twelve months.

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

Our plan of operations subsequent to the completion of Phase IV will depend on the success of the drilling program completed in Phase IV and on the success of further exploration that we will be required to carry out if we continue with exploration based on the results of Phase IV. If we proceeded to complete Phase IV, we would still be required to carry out further exploration activities, including completion of the following steps:

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

These subsequent exploration activities would be determined based upon the results of the drilling program completed in Phase IV and a geological interpretation of the results of this phase. These results would be the subject of a geological report on the results of Phase IV. The nature of the subsequent exploration activities, the extent of additional exploration activities and the cost of these additional exploration activities would be determined based on the recommendations contained in this geological report. Accordingly, the projected timetable and costs for completing the subsequent exploration activities are estimates only. Even once these additional exploration activities are undertaken, we may still be required to take further exploration activities to establish the commercial viability of our mineral claims. There is no assurance that we would be able to establish the commercial viability of our mineral claims if these additional exploration activities are undertaken.

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

Results of Operations for the Three month period ended March 31, 2004 and the three month period ended March 31, 2003

We did not earn any revenues during the quarter ended March, 2004 or the year ended December 31, 2003. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $5,658 for the three month period ending March 31, 2004, compared to $8,104 for the three period ending March 31, 2004. Our loss for the quarter ending March 31, 2004 was comprised primarily of consulting fees and professional fees in the amount of $4,861.

We did not incur any exploration expenditures during the three month period ended March 31, 2004.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to our continuation of Phase III and the completion of Phase IV of our geological exploration program if we choose to commence Phase IV, and ongoing operating expenses will also increase due to complying with ongoing reporting obligations under the Securities Exchange Act of 1934.

We incurred a loss in the amount of $5,658 for the three month period ending March 31, 2004 compared to $8,104 for the three month period ended March 31, 2004. Our losses were attributable entirely to our operating expenses.

Liquidity and Capital Resources

We had cash of $177 as of March 31, 2004, compared to cash of $47 as of December 31, 2003. We had a working capital deficit of $43,193 as of March 31, 2004, compared to a working capital deficit of $37,535 as of December 31, 2003.

Senate Capital Group, a private company controlled by Mr. Dennis Higgs, one of our directors, has advanced to us the funds necessary to enable us to continue Phase III of the exploration program to the extent that we have insufficient cash reserves necessary to pay for this expense. This commitment to advance funds is capped at a maximum of $13,000, being the budgeted cost of Phase III. Any funds would be advanced to us as a loan repayable on demand without interest. Senate Capital Group has advanced $13,000.

We had accounts payable of $43,370 as of March 31, 2004. Of this amount, $26,500 was owed to Senate Capital Group. Senate Capital Group has agreed to defer payment of this amount in order to enable us to proceed with Phase III of our recommended exploration program. We anticipate spending $12,000 over the next twelve months in connection with our office and facilities contract with Senate Capital Group. We do not anticipate making any other payments to Senate Capital Group over the next twelve months, other than payment of the deferred management fees outlined above. Carleton’s payment of these deferred management fees will only be made if we achieve sufficient additional financing that would enable us to pay these accrued liabilities without impeding our exploration plans. We entered into a legally binding agreement with Senate Capital Group effective December 31, 2002 whereby Senate Capital Group has agreed to defer payment of accrued liabilities in the amount of $26,500 and its monthly management fee of $1,000 per month until such time as we achieve sufficient additional financing that would enable us to pay these accrued liabilities without impeding our exploration plans.

We will require additional financing in order to enable us to proceed with any further exploration of our mineral claims, as discussed above under Plan of Operations. In addition, we anticipate that we will require approximately $72,000 over the next twelve months to pay for our ongoing expenses and to complete both Phase III and Phase IV of our recommended exploration program. These expenses include consulting expenses payable to Senate Capital Group in respect of office facilities and services and professional fees associated with our being a reporting company under the Securities Exchange Act of 1934. These cash requirements are in excess of our current cash resources. Accordingly, we will require additional financing in order to continue operations. We have no arrangements in place for any additional financing and there is no assurance that we will achieve the required additional funding.

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

During our most recently completed fiscal quarter ended March 31, 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

PART II

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the first quarter of our fiscal year ending December 31, 2004.

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8K

EXHIBITS

Description of Exhibit

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer (1)
31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer (1)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(1) Filed as an exhibit to this Quarterly Report on Form 10-QSB.

Financials:

The Company’s unaudited Financial Statements, as described below, are incorporated as Item 7 of this Form 10-QSB filing

Consolidated Balance Sheet for the three month period ended March 31, 2004 and 2003.

Statement of Loss and Deficit for the three month period ended March 31, 2004 and 2003.

Consolidated Statement of Cash Flows for the three month period ended March 31, 2004 and 2003.

Notes to Consolidated Financial Statements

(a) Reports on Form 8-K.

No reports on Form 8-K were filed during the first quarter of our fiscal year ended December 31, 2004.

SIGNATURES

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CARLETON VENTURES CORP.

By:	/s/ “Dennis Higgs”
Dennis Higgs, President and Chief Executive Officer
Director
Date: May 6, 2004