Form 10QSB
period 2004-06-30
CARLETON VENTURES CORP
filed 2004-08-03
CIK 1162324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒   Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended June 30, 2004

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

604-689-1659
Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 5,640,500 Shares of Common Stock as of July 20, 2004

Transitional Small Business Disclosure Format (check one):    Yes ☐    No ☒

     CARLETON VENTURES CORP.
QUARTERLY REPORT ON FORM 10-QSB

PART I

ITEM 1. Financial Statements

The following financial statements of Carleton Ventures Corp. (the "Company") are included with this Quarterly Report on Form 10-QSB:

1.	Financial Statements (unaudited) for the three month period ended June 30, 2004, including:

	a.	Balance Sheet as at June 30, 2004 and June 30, 2003;

	b.	Statement of Loss and Deficit for the three month period ended June 30, 2004 and the six month period ended June 30, 2004;

	c.	Statements of Cash Flows for the three month period ended June 30, 2004 and the six month period ended June 30, 2004;

	d.	Statement of Stockholders' Equity for the period ended June 30, 2004.

	e.	Notes to Financial Statements.

CARLETON VENTURES CORP.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

JUNE 30, 2004
(Unaudited)
(Stated in U.S. Dollars)

CARLETON VENTURES CORP.
(An Exploration Stage Company)

BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	JUNE 30	DECEMBER 31
	2004	2003

ASSETS

Current
Cash	$10,143	$47

Mineral Property Interest (Note 4)	-	-
	$10,143	$47

LIABILITIES

Current
Accounts payable	$57,585	$37,582

SHAREHOLDERS' DEFICIENCY

Share Capital
Authorized:
100,000,000 Common shares, par value $0.001 per
share
10,000,000 Preferred shares, par value $0.001 per
share

Issued and outstanding:
5,640,500 Common shares at June 30, 2004 and
December 31, 2003	5,641	5,641

Additional paid-in capital	85,034	85,034

Deficit Accumulated During The Exploration Stage	(138,117)	(128,210)
	(47,442)	(37,535)
	$10,143	$47

CARLETON VENTURES CORP.
(An Exploration Stage Company)

STATEMENT OF LOSS AND DEFICIT
(Unaudited)
(Stated in U.S. Dollars)

					PERIOD FROM
					INCEPTION
					MAY 26
	THREE MONTHS ENDED		SIX MONTHS ENDED		1999 TO
	JUNE 30		JUNE 30		JUNE 30
	2004	2003	2004	2003	2004

Expenses
Professional fees	$788	$2,109	$2,649	$6,919	$52,572
Office and sundry	461	1,228	1,258	1,522	6,627
Office facilities and services	3,000	3,000	6,000	6,000	41,000
Mineral property acquisition
and exploration
expenditures	-	-	-	-	37,918

Net Loss For The Period	4,249	6,337	9,907	14,441	$138,117

Deficit Accumulated During
The Exploration Stage,
Beginning Of Period	133,868	109,398	128,210	101,294

Deficit Accumulated During
The Exploration Stage, End
Of Period	$138,117	$115,735	$138,117	$115,735

Net Loss Per Share	$0.02	$0.02	$0.02	$0.02

Weighted Average Number Of
Shares Outstanding	5,640,500	5,593,797	5,640,500	5,592,157

CARLETON VENTURES CORP.
(An Exploration Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

					PERIOD FROM
					INCEPTION
					MAY 26
	THREE MONTHS ENDED		SIX MONTHS ENDED		1999 TO
	JUNE 30		JUNE 30		JUNE 30
	2004	2003	2004	2003	2004

Cash Flows From Operating Activity
Net loss for the period	$(4,249)	$(6,337)	$(9,907)	$(14,441)	$(138,117)

Adjustments To Reconcile Net Loss
To Net Cash Used By Operating
Activity
Stock issued for other than cash	-	-	-	-	15,000
Changes in accounts payable	14,215	5,833	20,003	6,631	57,585
	9,966	(504)	10,096	(7,810)	(65,532)

Cash Flows From Financing Activity
Share capital issued	-	-	-	-	75,675

Increase (Decrease) In Cash	9,966	(504)	10,096	(7,810)	10,143

Cash, Beginning Of Period	177	508	47	7,814	-

Cash, End Of Period	$10,143	$4	$10,143	$4	$10,143

Supplemental Disclosure Of Non-
Cash Financing And Investing
Activities
Common shares issued to acquire
mineral property interest	$-	$-	$-	$-	$15,000

CARLETON VENTURES CORP.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS' DEFICIENCY

JUNE 30, 2004
(Unaudited)
(Stated in U.S. Dollars)

				DEFICIT
	COMMON STOCK			ACCUMULATED
			ADDITIONAL	DURING THE
			PAID-IN	EXPLORATION
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

Net loss for the period	-	$-	$-	$(2,465)	$(2,465)

December 31, 1999	-	-	-	(2,465)	(2,465)

Net loss for the year	-	-	-	-	-

Balance, December 31, 2000	-	-	-	(2,465)	(2,465)

Shares issued for cash at $0.001	1,500,000	1,500	-	-	1,500
Shares issued for cash at $0.01	2,500,000	2,500	22,500	-	25,000
Shares issued to acquire mineral property interest at $0.01	1,500,000	1,500	13,500	-	15,000
Shares issued for cash at $0.35	90,500	91	31,584	-	31,675

Net loss for the year	-	-	-	(47,158)	(47,158)

Balance, December 31, 2001	5,590,500	5,591	67,584	(49,623)	23,552

Shares issued for cash at $0.35	50,000	50	17,450	-	17,500

Net loss for the year	-	-	-	(51,671)	(51,671)

Balance, December 31, 2002	5,640,500	5,641	85,034	(101,294)	(10,619)

Net loss for the year	-	-	-	(26,916)	(26,916)

Balance, December 31, 2003	5,640,500	5,641	85,034	(128,210)	(37,535)

Net loss for the period	-	-	-	(9,907)	(9,907)

Balance, June 30, 2004	5,640,500	$5,641	$85,034	$(138,117)	$(47,442)

CARLETON VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2004
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited financial statements as of June 30, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States of America generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the December 31, 2003 audited financial statements and notes thereto.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $138,117 for the period from inception, May 26, 1999, to June 30, 2004, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

CARLETON VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2004
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

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

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

The Company's functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

		i)	monetary items at the rate prevailing at the balance sheet date;
		ii)	non-monetary items at the historical exchange rate;
		iii)	revenue and expense at the average rate in effect during the applicable accounting period.

CARLETON VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2004
(Unaudited)
(Stated in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	d)	Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 – "Accounting for Income taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

	e)	Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2004, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

5.	RELATED PARTY TRANSACTIONS

	a)	During the six months ended June 30, 2004, the Company incurred $6,000 (2003 - $6,000) for office facilities and services to a company related by common directors.

	b)	Accounts payable at June 30, 2004 includes $45,454 (2003 - $14,500) owed to a company related by common directors.

	c)	The mineral claims referred to in Note 3 were acquired from a company controlled by a director.

ITEM 2. Management's Discussion and Analysis or Plan of Operations

Overview

The Company is presently engaged in the exploration of a mineral property in the State of Nevada. The Company has acquired a 100% interest in a mineral property known as the Burner Hills property located in northwestern Elko County, Nevada and consists of fourteen (14) unpatented mineral claims.

The Company made an application to the OTCBB to list its securities and the Company commenced trading May 6, 2004, on the OTC BB under the symbol CVTU.

Plan Of Operations

The Company has completed Phase I and Phase II of the exploration program on the Burner Hills Property. The Company has commenced Phase III of the exploration program. The total Phase III budget is $13,000. A fill-in soil grid to compliment the soil orientation grid was completed in August of 2003. To date the IP geophysical survey has not been conducted and would cost an additional US$10,000. Phase IV would be a 600 meter (2000 feet) drilling program that would cost US$40,000. The total budget for these two phases would be US$50,000. It is intended that John Rice, consulting geologist will perform all exploration activities on the Burner Hills property as directed by the Board of Directors.

Senate Capital Group Inc. has advanced $10,000 in order for the Company to proceed with its Plan to complete Phase III of the exploration program. We anticipate that phase three of the recommended geological exploration program will cost approximately $13,000 however, our geologist has not yet determined whether we will complete Phase III.

The Company may do an equity private placement to friends and family, relatives, and business associates. This private placement offering would be completed pursuant to exemptions from the prospectus requirements of the British Columbia Securities Act and would be completed pursuant to Regulation S. The offering will be conducted by officers and directors of the Company. The financing may involve shares of common stock and share purchase warrants. The private placement may include existing shareholders of the company and or officers and directors of the Company.

We had $10,143 in cash reserves as of June 30, 2004 and a working capital deficit of $47,442 as of June 30, 2004. Senate Capital, a private company controlled by Mr. Dennis Higgs, one of our directors, has advanced to us the funds necessary to enable us to complete Phase III of the exploration program to the extent that we have insufficient cash reserves necessary to pay for this expense, to a maximum of $13,000, being the budgeted cost of Phase III. We will also determine whether further work is warranted.

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

We had cash in the amount of $10,143 and a working capital deficit in the amount of $47,442 as of June 30, 2004. Our total expenditures over the next twelve months are anticipated to be approximately $72,000. This total expenditure figure includes the fourth phase of our exploration program and all operating expenses, including legal and accounting fees. We will require additional financing to fund our operations for the next twelve months.

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

Results of Operations for the Three month period ended June 30, 2004 and the three month period ended June 30, 2003

We did not earn any revenues during the quarter ended June 30, 2004 or the year ended December 31, 2003. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $4,249 for the three month period ending June 30, 2004, compared to $6,337 for the three period ending June 30, 2003. Our loss for the quarter ending June 30, 2004 was comprised primarily of office facilities and service and professional fees. We are an exploration company and do not have any revenues to date.

We did not incur any exploration expenditures during the three month period ended June 30, 2004.

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

We incurred a loss in the amount of $4,249 for the three month period ending June 30, 2004 compared to $6,337 for the three month period ended June 30, 2003. Our losses were attributable entirely to our operating expenses.

Liquidity and Capital Resources

We had cash of $10,143 as of June 30, 2004, compared to cash of $ $177 as of March 31, 2004. We had a working capital deficit of $47,442 as of June 30, 2004, compared to a working capital deficit of $43,193 as of March 31, 2004.

Senate Capital Group, a private company controlled by Mr. Dennis Higgs, one of our officers and directors, has advanced to us the funds necessary to enable us to continue Phase III of the exploration program to the extent that we have insufficient cash reserves necessary to pay for this expense. This commitment to advance funds is capped at a maximum of $13,000, being the budgeted cost of Phase III. Any funds would be advanced to us as a loan repayable on demand without interest. Senate Capital Group has advanced $13,000.

We had accounts payable of $57,585 as of June 30, 2004. Of this amount, $39,500 was owed to Senate Capital Group. Senate Capital Group has agreed to defer payment of this amount in order to enable us to proceed with Phase III of our recommended exploration program. We anticipate spending $12,000 over the next twelve months in connection with our office and facilities contract with Senate Capital Group. We do not anticipate making any other payments to Senate Capital Group over the next twelve months, other than payment of the deferred management fees outlined above. Carleton's payment of these deferred management fees will only be made if we achieve sufficient additional financing that would enable us to pay these accrued liabilities without impeding our exploration plans. We entered into a legally binding agreement with Senate Capital Group effective December 31, 2002 whereby Senate Capital Group has agreed to defer payment of accrued liabilities in the amount of $26,500 and its monthly management fee of $1,000 per month until such time as we achieve sufficient additional financing that would enable us to pay these accrued liabilities without impeding our exploration plans.

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

ITEM 3. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Dennis Higgs and Chief Financial Officer, Ms. Aileen Lloyd. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended June 30, 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the second quarter of our fiscal year ending December 31, 2004.

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

Financials:

The Company's unaudited Financial Statements, as described below, are incorporated as Item 7 of this Form 10-QSB filing

Consolidated Balance Sheet for the three month period ended June 30, 2004;

Statement of Loss and Deficit for the three month period ended June 30, 2004 and the six month period ended June 30, 2004.

Consolidated Statement of Cash Flows for the three month period ended June 30, 2004 and the six month period ended June 30, 2004.

Notes to Consolidated Financial Statements

(a) Reports on Form 8-K.

No reports on Form 8-K were filed during the second quarter of our fiscal year ended December 31, 2004.

SIGNATURES

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CARLETON VENTURES CORP.

By:	/s/ Dennis Higgs
Dennis Higgs, President and Chief Executive Officer
Director
Date: July 20, 2004