Form 10QSB
period 2004-09-30
CARLETON VENTURES CORP
filed 2004-11-10
CIK 1162324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2004

☐ Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from _____to _____

COMMISSION FILE NUMBER 000-50180

CARLETON VENTURES CORP.
(Name of small business issuer in its charter)

NEVADA	98-0365605
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 306, 1140 Homer Street, Vancouver, BC	V6B 2X6
(Address of principal executive offices)	(Zip Code)

604-689-1659
Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 5,640,500 Shares of Common Stock as of November 9, 2004.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

CARLETON VENTURES CORP.
QUARTERLY REPORT ON FORM 10-QSB

PART I

ITEM 1. Financial Statements

The following financial statements of Carleton Ventures Corp. (the “Company”) are included with this Quarterly Report on Form 10-QSB:

1.	Financial Statements (unaudited) for the three month period ended September 30, 2004, including:

	a.	Balance Sheet as at September 30, 2004 and September 30, 2003;

	b.	Statement of Loss and Deficit for the three month period ended September 30, 2004 and the nine month period ended September 30, 2004;

	c.	Statements of Cash Flows for the three month period ended September 30, 2004 and the nine month period ended September, 2004;

	d.	Statement of Stockholders’ Equity for the period ended September 30, 2004.

	e.	Notes to Financial Statements.

CARLETON VENTURES CORP.
(An Exploration Stage Company)

 FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(Unaudited)
(Stated in U.S. Dollars)

CARLETON VENTURES CORP.
(An Exploration Stage Company)

BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	SEPTEMBER 30	DECEMBER 31
	2004	2003

ASSETS
Current
Cash	$7,798	$47

Mineral Property Interest (Note 4)	-	-

	$7,798	$47

LIABILITIES
Current
Accounts payable	$61,859	$37,582

SHAREHOLDERS’ DEFICIENCY
Share Capital
Authorized:
100,000,000 Common shares, par value $0.001 per
share
10,000,000 Preferred shares, par value $0.001 per
share

Issued and outstanding:
5,640,500 Common shares at September 30, 2004
and December 31, 2003	5,641	5,641

Additional paid-in capital	85,034	85,034

Deficit Accumulated During The Exploration Stage	(144,736)	(128,210)
	(54,061)	(37,535)

	$7,798	$47

CARLETON VENTURES CORP.
(An Exploration Stage Company)

STATEMENT OF LOSS AND DEFICIT
(Unaudited)
(Stated in U.S. Dollars)

					PERIOD FROM
					INCEPTION
					MAY 26
	THREE MONTHS ENDED		NINE MONTHS ENDED		1999 TO
	SEPTEMBER 30		SEPTEMBER 30		SEPTEMBER 30
	2004	2003	2004	2003	2004

Expenses
Professional fees	$744	$906	$3,393	$7,825	$53,316
Office and sundry	1,006	73	2,264	1,595	7,633
Office facilities and services	3,000	3,000	9,000	9,000	44,000
Mineral property acquisition
and exploration
expenditures	1,869	2,784	1,869	2,784	39,787

Net Loss For The Period	6,619	6,763	16,526	21,204	$144,736

Deficit Accumulated During
The Exploration Stage,
Beginning Of Period	138,117	115,735	128,210	101,294

Deficit Accumulated During
The Exploration Stage, End
Of Period	$144,736	$122,498	$144,736	$122,498

Net Loss Per Share	$0.01	$0.02	$0.01	$0.02

Weighted Average Number Of
Shares Outstanding	5,640,500	5,640,500	5,640,500	5,640,500

CARLETON VENTURES CORP.
(An Exploration Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

					PERIOD FROM
					INCEPTION
					MAY 26
	THREE MONTHS ENDED		NINE MONTHS ENDED		1999 TO
	SEPTEMBER 30		SEPTEMBER 30		SEPTEMBER 30
	2004	2003	2004	2003	2004

Cash Flows From Operating Activity
Net loss for the period	$(6,619)	$(6,763)	$(16,526)	$(21,204)	$(144,736)

Adjustments To Reconcile Net Loss
To Net Cash Used By Operating
Activity
Stock issued for other than cash	-	-	-	-	15,000
Changes in accounts payable	4,274	7,310	24,277	13,941	61,859
	(2,345)	547	7,751	(7,263)	(67,877)

Cash Flows From Financing Activity
Share capital issued	-	-	-	-	75,675

Increase (Decrease) In Cash	(2,345)	547	7,751	(7,263)	7,798

Cash, Beginning Of Period	10,143	4	47	7,814	-

Cash, End Of Period	$7,798	$551	$7,798	$551	$7,798

Supplemental Disclosure Of Non-
Cash Financing And Investing
Activities
Common shares issued to acquire
mineral property interest	$-	$-	$-	$-	$15,000

CARLETON VENTURES CORP.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

SEPTEMBER 30, 2004
(Unaudited)
(Stated in U.S. Dollars)

				DEFICIT
	COMMON STOCK			ACCUMULATED
			ADDITIONAL	DURING THE
			PAID-IN	EXPLORATION
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

Net loss for the period	-	$-	$-	$(2,465)	$(2,465)

December 31, 1999	-	-	-	(2,465)	(2,465)

Net loss for the year	-	-	-	-	-

Balance, December 31, 2000	-	-	-	(2,465)	(2,465)

Shares issued for cash at
$0.001	1,500,000	1,500	-	-	1,500
Shares issued for cash at
$0.01	2,500,000	2,500	22,500	-	25,000
Shares issued to acquire
mineral property interest at
$0.01	1,500,000	1,500	13,500	-	15,000
Shares issued for cash at
$0.35	90,500	91	31,584	-	31,675
Net loss for the year	-	-	-	(47,158)	(47,158)

Balance, December 31, 2001	5,590,500	5,591	67,584	(49,623)	23,552

Shares issued for cash at
$0.35	50,000	50	17,450	-	17,500
Net loss for the year	-	-	-	(51,671)	(51,671)

Balance, December 31, 2002	5,640,500	5,641	85,034	(101,294)	(10,619)

Net loss for the year	-	-	-	(26,916)	(26,916)

Balance, December 31, 2003	5,640,500	5,641	85,034	(128,210)	(37,535)

Net loss for the period	-	-	-	(16,526)	(16,526)

Balance, September 30, 2004	5,640,500	$5,641	$85,034	$(144,736)	$(54,061)

CARLETON VENTURES CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2004
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited financial statements as of September 30, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States of America generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the December 31, 2003 audited financial statements and notes thereto.

2.	NATURE OF OPERATIONS

	a)	Organization

The Company was incorporated in the State of Nevada, U.S.A., on May 26, 1999.

	b)	Exploration Stage Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage

	c)	Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $144,736 for the period from inception, May 26, 1999, to September 30, 2004, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

CARLETON VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2004
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

CARLETON VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2004
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

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2004, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

5.	RELATED PARTY TRANSACTIONS

	a)	During the nine months ended September 30, 2004, the Company incurred $9,000 (2003 - $9,000) for office facilities and services to a company related by common directors.

	b)	Accounts payable at September 30, 2004 includes $48,605 (2003 - $20,500) owed to a company related by common directors.

	c)	The mineral claims referred to in Note 3 were acquired from a company controlled by a director.

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

Plan Of Operations

The Company has completed Phase I and Phase II of the exploration program on the Burner Hills Property. The Company has commenced Phase III of the exploration program. The total Phase III budget is $13,000. A fill-in soil grid to compliment the soil orientation grid was completed in August of 2003. To date the IP geophysical survey has not been conducted and would cost an additional US$10,000. Phase IV would be a 600 meter (2000 feet) drilling program that would cost US$40,000. The total budget for completion of these two phases would be US$50,000. It is intended that John Rice, consulting geologist will perform all exploration activities on the Burner Hills property as directed by the Board of Directors.

Senate Capital Group Inc. has advanced $10,000 in order for the Company to proceed with its Plan to commence Phase III of the exploration program. We anticipate that Phase III of the recommended geological exploration program will cost approximately $13,000 however, the Company has not yet completed Phase III of the exploration program.

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

We had $7,798 in cash reserves as of September 30, 2004 and a working capital deficit of $54,061 as of September 30, 2004. Phase III of the exploration program has not been completed. The total budgeted cost of Phase III is $13,000.

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

We had cash in the amount of $7,798 and a working capital deficit in the amount of $54,061 as of September 30, 2004. We will require additional financing to fund our operations for the next twelve months.

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

Results of Operations for the Three month period ended September 30, 2004 and the three month period ended September 30, 2003

We did not have any revenues during the quarter ended September 30, 2004 or the nine month period ended September 30, 2003. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $6,619 for the three month period ending September 30, 2004, compared to $6,763 for the three period ending September 30, 2003. Our loss for the quarter ending September 30, 2004 was comprised of our operating expenses which consisted of professional fees, office and sundry, office facilities and services and exploration expenditures. We are an exploration company and do not have any revenues to date.

We incurred exploration expenditures during the three month period ended September 30, 2004 in the amount of $1,869.

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

We incurred a loss in the amount of $6,619 for the three month period ending September 30, 2004 compared to $6,763 for the three month period ended September 30, 2003. Our losses were attributable entirely to our operating expenses.

Liquidity and Capital Resources

We had cash of $7,798 as of September 30, 2004, compared to cash of $10,143 as of June 30, 2004. We had a working capital deficit of $54,061 as of September 30, 2004, compared to a working capital deficit of $47,442 as of June 30, 2004.

Senate Capital Group, a private company controlled by Mr. Dennis Higgs, one of our officers and directors, advanced to us the funds necessary to enable us to commence Phase III of the exploration program to the extent that we have insufficient cash reserves necessary to pay for this expense. This commitment to advance funds is capped at a maximum of $13,000, being the budgeted cost of Phase III. Any funds would be advanced to us as a loan repayable on demand without interest. Senate Capital Group has advanced $13,000.

We had accounts payable of $61,859 as of September 30, 2004. Of this amount, $42,500 was owed to Senate Capital Group. Senate Capital Group has agreed to defer payment of this amount in order to enable us to proceed with Phase III of our recommended exploration program. We anticipate spending $12,000 over the next twelve months in connection with our office and facilities contract with Senate Capital Group. We do not anticipate making any other payments to Senate Capital Group over the next twelve months, other than payment of the deferred management fees outlined above. Carleton’s payment of these deferred management fees will only be made if we achieve sufficient additional financing that would enable us to pay these accrued liabilities without impeding our exploration plans. We entered into a legally binding agreement with Senate Capital Group effective December 31, 2002 whereby Senate Capital Group has agreed to defer payment of accrued liabilities in the amount of $26,500 and its monthly management fee of $1,000 per month until such time as we achieve sufficient additional financing that would enable us to pay these accrued liabilities without impeding our exploration plans.

We will require additional financing in order to enable us to proceed with any further exploration of our mineral claims. We have no arrangements in place for any additional financing and there is no assurance that we will achieve the required additional funding.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Subsequent to the quarter end Mr. Paul Saxton, P. Eng joined the Board of Directors. Mr. Saxton is a mining engineer who also holds an MBA from the University of Western Ontario. He has been active in the mining industry since 1969, holding various positions including mining engineer, mine superintendent, and President and CEO of numerous mining companies. Following 10 years with Cominco, Mr. Saxton became Vice President and President of Mascot Gold Mines Ltd., initially working on the design and construction of the Nickel Plate gold mine in British Columbia. Subsequently Mr. Saxton became a Vice-President of Corona Corporation where he was responsible for western operations and exploration for the company and was instrumental in the re-opening of the Nickel Plate Mine. In 1989, Mr. Saxton was appointed Senior Vice President of Viceroy Resource Corporation where he was responsible for helping to obtain financing and the construction and operation of the Castle Mountain mine in California. At Loki Mr. Saxton was responsible for arranging over $45 million in mine financing and bringing the Brewery Creek Gold mine into production. In 1996 Loki, Baja and Viceroy merged and continued under the Viceroy name. Following his departure from Viceroy in 1998, Mr. Saxton became President of Standard Mining Corp., organizing the company and supervising its exploration activities until 2001.

The Company is pleased to have Mr. Saxton with his vast mining experience and knowledge join the Carleton Board.

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

Financials:

The Company’s unaudited Financial Statements, as described below, are incorporated as Item 1 of this Form 10-QSB filing

Consolidated Balance Sheet for the three month period ended September 30, 2004;

Statement of Loss and Deficit for the three month period ended September 30, 2004 and the nine month period ended September 30, 2004.

Consolidated Statement of Cash Flows for the three month period ended September 30, 2004 and the nine month period ended September 30, 2004.

Notes to Consolidated Financial Statements

(a) Reports on Form 8-K.

No reports on Form 8-K were filed during this third quarter of our fiscal year ended December 31, 2004.

SIGNATURES

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CARLETON VENTURES CORP.

Date: November 9, 2004	By:	/s/ “Dennis Higgs”

Dennis Higgs, President and Chief Executive Officer Director