Form 10KSB
period 2004-12-31
CARLETON VENTURES CORP
filed 2005-04-12
CIK 1162324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from to _____ to _____

Commission file number 000-50180

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

$1,183,350 as of April 6, 2005

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

5,640,500 as of April 6, 2005

CARLETON VENTURES CORP.
FORM 10 -KSB
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

General Information

The Company is an exploration stage company engaged in the acquisition, exploration and development of mineral properties. The Company has an interest in the property described below under the heading "History and Development of the Company" and “Description of Property”. The Company has commenced exploration work on the Burner Hills property in order to ascertain whether the Burner Hills property possesses commercially developable quantities of gold and other precious minerals. There can be no assurance that a commercially viable mineral deposit, or reserve, exists on the Burner Hills property until appropriate exploratory work is done and a comprehensive evaluation based on such work concludes legal and economic feasibility.

History and Development of the Company

Carleton Ventures Corp. (“Carleton” or the “Company”) purchased a 100% interest in fourteen unpatented mineral claims located in Elko County in the State of Nevada from Senate Capital Group Inc. in March 2001. Carleton paid a purchase price of $10,051.88 and issued 1,500,000 shares of common stock to Senate Capital Group in consideration for these mineral claims. Mr. John Rice, consulting geologist, prepared an initial geological report on the Burner Hills mineral claims in December 2000. This initial geological report summarized the information from previous exploration of the mineral claims and recommended exploration procedures on the mineral claims.

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

Geological Reports

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

The earliest activity in the district began in the 1880's when miners extracted silver-lead ore from the Mint mine. In 1893 mining operations ceased and then a period of renewed activity took place in the 1930's and 1940's. More recent exploration activity by Placer Dome was conducted in 1987-1988. Due to the discovery of a new deposit in the historic mining district of Midas, companies began exploring the area in 1996 and 1997. Anomalous gold and silver assays from rock chips collected by the author encouraged the staking of the 14 lode mining claims in the district in November 2000.

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

Exploration Program

Phase I of the planned exploration work on the property was completed during the 2001 field season. This consisted of geologic mapping and rock chip sampling. Phase II consisted of a soil orientation grid and was completed in the summer of 2002. A fill-in soil grid to compliment the soil orientation grid was completed in August of 2003; this was part of Phase III.

Phase III of the work program consisted of the soil geochemistry orientation survey. A soil geochemistry orientation survey involves the identification of elements or suite of elements present in soil sampled from the mineral claims with the objective of assessing the geology of the mineral claims. Carleton proceeded with a portion of this recommended third phase of the exploration program during the 2003 field season at a cost of $3,170. This work program was completed by Mr. Rice as our consulting geologist.

Conclusions and Recommendations

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

In his August 2002 geological report, Mr. Rice concluded that the results of the soil survey completed as part of the second phase show that there is a recognizable zone of mineralization present on the Burner Hills mineral claims. This zone is indicated by anomalous values of gold, silver and arsenic. Anomalous values of elements are concentrations that are statistically significantly greater than the base concentrations of elements that would be expected to be found in the bedrock. Mr. Rice concluded that these anomalies correlate with the Mint vein zone. Mr. Rice also concluded that the soil survey agrees with the geological map that the Mint vein is a discontinuous geological structure that trends from the old workings in the northeast to the southwestern edge of the property: a minimum distance of 900 metres (approximately 3000 feet). The gold soil map and silver soil map prepared by Mr. Rice as part of his August 2002 report show that high values of gold and silver are confined to the Mint vein structure. Mr. Rice concluded that these results were encouraging and recommended proceeding to phase three of the recommended exploration program. Phase three involves completion of a soil survey and completion of an induced polarization geophysical survey. An induced polarization geophysical survey will involve the application of a current into the ground using a pair of electrodes and sampling of the results at various locations throughout the mineral claims. The results are then plotted on a map in order to map the lateral and vertical variations in electrical resistivity and chargeability of the minerals present on the claims. These results would then be interpreted by Mr. Rice. The data from this work would be used to define targeted locations for the drilling program to be completed as part of the fourth phase of exploration. The estimated cost of completion of this third phase was $13,000. This estimate included the costs associated with a geologist’s review of the work conducted and interpretation of results.

Part of the Phase III work program consisted of the soil geochemistry orientation survey, which was completed during the 2003 field season. In his geological report dated October, 2003, Mr. Rice recommended that future work be conducted in two phases: continuation of Phase III which would consist of the IP geophysical survey at a cost of $10,000 and Phase IV which would be to complete a modest drilling program consisting of a minimum of three drill holes.

Senate Capital Group, a private company controlled by Mr. Dennis Higgs, one of our directors, advanced to us $10,700 in 2004 to continue phase three of the exploration program. Of that amount, $7470 was available at year end to complete this program. Unless the Company is able to complete an equity financing, it is anticipated that the Company will have to borrow additional funds from Senate Capital Group.

If the Company proceeds to the fourth phase of the recommended exploration program, the estimated cost of completion of this fourth phase is $40,000. This estimate includes the costs associated with a geologist’s review of the work conducted and interpretation of results.

The total cost to complete these two phases of the exploration program is thus estimated to be $50,000. Carleton’s working capital deficit position as of December 31, 2004 was $57,631. Accordingly, Carleton will require additional financing in order to complete the full four stage exploration program.

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

Carleton will make a determination whether to proceed with phase four upon completion of phase three and review of the results of this third phase. In making this determination, Carleton will assess whether the results of phase three are sufficiently positive to warrant continuation through phase four of the exploration program. Any conclusions and recommendations will be based on the professional opinion of Mr. Rice or another independent geologist based on the results of the previous phases of exploration. Whether these conclusions and recommendations will warrant further investment will be based on many factors, including the price of gold, the market for shares of junior exploration companies, the market for financing of mineral exploration projects and the individual decisions of investors at the time of their evaluation of an investment. Given these factors, the Company can give investors no assurance as to what recommendations and conclusions arising from the results of phase three will be sufficiently positive for Carleton to proceed with further exploration.

If Carleton determines not to proceed with additional exploration on the Burner Hills mineral claims based on the results of phase three, then Carleton anticipates pursuing the acquisition of an interest in an additional mineral property. Carleton anticipates that any acquisition of an interest in an additional mineral property would be made by the acquisition of an option to acquire an interest in the mineral property that may be exercisable by completing exploration work on the property. Carleton anticipates that the acquisition of an option in a mineral property is a feasible plan of operations, as the Company’s financial resources may be insufficient to acquire a full ownership interest in a property of merit. There is no assurance that Carleton would be able to acquire an interest in any additional mineral properties or achieve the additional financing necessary to proceed with exploration if an interest in an additional mineral property is acquired. The Company has not entered into any project acquisition agreements at this time. There is no assurance that Carleton will be able to complete an acquisition if a mineral property is targeted. Further, Carleton will require additional funds in order to fund exploration activities if an acquisition is completed.

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

In order to maintain the mineral claims in good standing, Carleton must pay maintenance fees in lieu of completing exploration work with the Bureau of Land Management of the United States Department of the Interior. Currently, a maintenance fee of $100 per mineral claim must be paid in each year to maintain the mineral claims for an additional year. In total, Carleton must pay $1,400 per year to maintain the Burner Hills mineral claims in good standing for each year. However, Carleton paid $1750 to maintain the claims to September 2005, since there was a proposed increase to $125 per claim, which has since been retracted. Maintenance of our claims is automatic upon payment of the required maintenance fees. If Carleton fails to pay the maintenance fees, then the mineral claims will lapse and Carleton will lose all interest in these mineral claims. The Company maintained the mineral claims to September 1, 2005 by paying the required maintenance fees to the Bureau of Land Management in August, 2004.

Additional information regarding the Burner Hills claims is provided in Item 1 of this Annual Report entitled “ Description of Business”.

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

Item 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company began trading May 6, 2004, on the OTC BB under the symbol CVTU. The following table lists the high, low, closing sales prices, and the volume of the Company’s common shares for the last eight fiscal quarters:

For the Period Ending	High	Low	Close	Volume
12/31/04	-0-	-0-	-0-	-0-
09/30/04	-0-	-0-	-0-	-0-
06/30/04	$ 0.10	$ 0.10	$ 0.10	50,000

As of March 27, 2005 there were 44 registered shareholders of the Company’s common stock.

Limited Public Market for Common Stock

There is presently a limited public market for our common stock in the over-the-counter market under the symbol "CVTU." We have not sold any of our shares without registration under the Securities Act of 1933 during this fiscal year covered by this Annual Report.

Holders of Our Common Stock

As of the date of this Annual Report, there are forty-four (44) registered shareholders.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.
Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We did not sell any securities without registration under the Securities Act of 1933 during our fiscal year ended December 31, 2004.

Item 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

The Company has completed Phase I and Phase II of the exploration program on the Burner Hills property. The Company has commenced Phase III of the exploration program. The Company currently does not have sufficient funds to proceed with Phase IV of the exploration program. The total Phase III budget is $13,000. A fill-in soil grid to compliment the soil orientation grid was completed in August of 2003. To date the IP geophysical survey has not been conducted and would cost an additional US$10,000. Phase IV would be a 600 meter (2000 feet) drilling program that would cost US$40,000. The total budget for completion of these two phases would be US$50,000. It is intended that John Rice, consulting geologist will perform the exploration activities on the Burner Hills property as directed by the Board of Directors.

The Company had cash on hand in the amount of $7,470 as of December 31, 2004. The Company may require additional funding to enable the Company to incur exploration expenditures on the Burner Hills property in order to complete Phase III of the recommended exploration program. In 2004 Senate Capital Group, a private company controlled by Mr. Dennis Higgs, one of our directors, advanced to us $10,700 to enable us to continue phase three of the exploration program. Of that amount, $7470 was available at year end to complete this program. We anticipate that we may be required to borrow additional amounts from Senate Capital Group.

Mr. John Rice has requested a quote for the cost and time frame available for the completion of the IP geophysical survey. The Company anticipates completing this survey in the spring of 2005.

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

Although we are continuing with the exploration of the Burner Hills mineral property we are currently investigating other mineral resource properties. There is no assurance that Carleton will be able to complete an acquisition if a mineral property is targeted.

Results of Operations.

For the Year Ended December 31, 2004

The Company is in the exploration stage and has no revenues from operations in Fiscal 2004. None of its mineral properties have proven to be commercially developable and as a result, the Company has not generated any revenue from these activities. The Company capitalizes expenditures associated with the direct acquisition, evaluation and exploration of mineral properties. When an area is disproved or abandoned, the acquisition costs and related deferred expenditures are written-off.

The Company’s general and administrative expenses were $20,096 for the period ending December, 2004 compared to $26,916 for the period ending December, 2003. This is the Company’s fourth year of operations. The Company anticipates that general and administrative expenses will increase in Fiscal 2005 if the Company moves ahead with the further exploration of its mineral property or acquires an interest in additional mineral properties.

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

The Company’s cash position at December 31, 2004 was $7,470.

The Company has not recorded any write-offs as of December 31, 2004.

At December 31, 2004, the Company had a working capital deficit of $57,631.

In 2004, Senate Capital Group, a private company controlled by Mr. Dennis Higgs, one of our directors, has advanced to us $10,700 to enable us to continue phase three of the exploration program. Of that amount, $7470 was available at year end to complete this program. Any funds would be advanced to us as a loan repayable on demand without interest. We anticipate that we may be required to borrow additional amounts from Senate Capital Group.

The balance of the Company’s cash needs through the second half of Fiscal 2005 are expected to come from an equity financing. The Company intends to raise any required additional funds by selling equity securities.

Item 7.     FINANCIAL STATEMENTS

The Financial Statements of Carleton Ventures Corp., the Notes to Financial Statements and the Auditor's Report of Morgan & Company, chartered accountants, required by this Item 7 are included herewith to this Form 10-KSB.

Financials:

The Company’s audited Financial Statements, as described below, are incorporated as Item 7 of this Form 10-KSB filing

Report of Independent Registered Public Accounting Firm of Morgan & Company dated March 18, 2005.

Balance Sheets as at December 31, 2004 and 2003.

Statements of Operations for the years ended December 31, 2004, 2003 and 2002

Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002.

Statement of Stockholders’ Deficiency Notes to Financial Statements

CARLETON VENTURES CORP.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003
(Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors of
Carleton Ventures Corp.
(An exploration stage company)

We have audited the accompanying balance sheets of Carleton Ventures Corp. (an exploration stage company) as at December 31, 2004 and 2003, and the related statements of operations, cash flows, and stockholders’ deficiency for the years ended December 31, 2004, 2003, and 2002, and for the cumulative period from May 26, 1999 (date of inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2004 and 2003, and the results of its operations and its cash flows for the periods indicated in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a net loss of $148,306 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its exploration activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada March 18, 2005	“Morgan & Company” Chartered Accountants

Tel: (604) 687-5841	P.O. Box 10007 Pacific Centre
Fax: (604) 687-0075	Sute 1488 - 700 West Georgia Street
www.morgan-cas.com	Vancouver, B.C. V7Y 1A1

CARLETON VENTURES CORP.
(An Exploration Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	DECEMBER 31
	2004	2003

ASSETS

Current
Cash	$7,470	$47

LIABILITIES

Current
Accounts payable and accrued liabilities (Note 4(b))	$54,401	$37,582
Loan payable (Note 4(c))	10,700	-
	65,101	37,582

STOCKHOLDERS’ DEFICIENCY

Share Capital
Authorized:
100,000,000 Common shares, par value $0.001 per share
10,000,000 Preferred shares, par value $0.001 per share

Issued and outstanding:
5,640,500 Common shares at December 31, 2004 and 2003
	5,641	5,641

Additional paid-in capital	85,034	85,034

Deficit Accumulated During The Exploration Stage	(148,306)	(128,210)
	(57,631)	(37,535)

	$7,470	$47

CARLETON VENTURES CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

				CUMULATIVE
				PERIOD FROM
				INCEPTION
				MAY 26
		YEARS ENDED		1999 TO
		DECEMBER 31		DECEMBER 31
	2004	2003	2002	2004

Revenue	$-	$-	$-	$-

Expenses
Mineral property
acquisition and
exploration
expenditures	1,869	3,170	5,605	39,787
Office and sundry	1,602	3,586	400	6,971
Office facilities and
services (Note 4(a))	12,000	12,000	12,000	47,000
Professional fees	4,625	8,160	33,666	54,548

Net Loss For The Period	$20,096	$26,916	$51,671	$148,306

Basic And Diluted Loss
Per Share	$(0.01)	$(0.01)	(0.01)

Weighted Average
Number Of Shares
Outstanding	5,640,500	5,640,500	5,616,527

CARLETON VENTURES CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

				CUMULATIVE
				PERIOD FROM
				INCEPTION
				MAY 26
	YEARS ENDED			1999 TO
		DECEMBER 31		DECEMBER 31
	2004	2003	2002	2004

Cash Flows From Operating
Activities
Net loss for the period	$(20,096)	$(26,916)	$(51,671)	$(148,306)

Adjustments To Reconcile Net
Loss To Net Cash Used By
Operating Activities
Stock issued for other than
cash	-	-	-	15,000
Changes in accounts payable
and accrued liabilities	16,819	19,149	11,409	54,401
	(3,277)	(7,767)	(40,262)	(78,905)

Cash Flows From Financing
Activities
Share capital issued	-	-	17,500	75,675
Loan payable	10,700	-	-	10,700
	10,700	-	17,500	86,375

Increase (Decrease) In Cash	7,423	(7,767)	(22,762)	7,470

Cash, Beginning Of Period	47	7,814	30,576	-

Cash, End Of Period	$7,470	$47	$7,814	$7,470

Supplemental Disclosure Of
Cash Flow Information
Interest paid	$-	$-	$-	$-
Income taxes paid	-	-	-	-

Supplemental Disclosure Of
Non-Cash Financing And
Investing Activities
Common shares issued to
acquire mineral property
interest	$-	$-	$-	$15,000

CARLETON VENTURES CORP.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY
PERIOD FROM INCEPTION, MAY 26, 1999 TO DECEMBER 31, 2004
(Stated in U.S. Dollars)

				DEFICIT
	COMMON STOCK			ACCUMULATED
			ADDITIONAL	DURING THE
			PAID-IN	EXPLORATION
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

Balance, May 26, 1999
(Date of incorporation)	-	$-	$-	$-	$-

Net loss for the period	-	-	-	(2,465)	(2,465)

Balance, December 31, 1999	-	-	-	(2,465)	(2,465)

Net loss for the year	-	-	-	-	-

Balance, December 31, 2000	-	-	-	(2,465)	(2,465)

Shares issued for cash at
$0.001	1,500,000	1,500	-	-	1,500
Shares issued for cash at
$0.01	2,500,000	2,500	22,500	-	25,000
Shares issued to acquire mineral
property interest at $0.01
	1,500,000	1,500	13,500	-	15,000
Shares issued for cash at
$0.35	90,500	91	31,584	-	31,675
Net loss for the year	-	-	-	(47,158)	(47,158)

Balance, December 31, 2001	5,590,500	5,591	67,584	(49,623)	23,552

Shares issued for cash at $0.35
	50,000	50	17,450	-	17,500
Net loss for the year	-	-	-	(51,671)	(51,671)

Balance, December 31, 2002	5,640,500	5,641	85,034	(101,294)	(10,619)

Net loss for the year	-	-	-	(26,916)	(26,916)

Balance, December 31, 2003	5,640,500	5,641	85,034	(128,210)	(37,535)

Net loss for the year	-	-	-	(20,096)	(20,096)

Balance, December 31, 2004	5,640,500	$5,641	$85,034	$(148,306)	$(57,631)

CARLETON VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003
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

As shown in the accompanying financial statements, the Company has incurred a net loss of $148,306 for the period from inception, May 26, 1999, to December 31, 2004, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

DECEMBER 31, 2004 AND 2003
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

DECEMBER 31, 2004 AND 2003
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

e)

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2004, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

f)

New Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

3.

MINERAL PROPERTY INTEREST

Pursuant to an agreement dated March 14, 2001, the Company has acquired a 100% interest in fourteen mineral claims located in northwestern Elko County, Nevada, in consideration of the cash payment of $10,052, and the issuance of 1,500,000 common shares with a fair value of $15,000. Since the Company has not established the commercial feasibility of the mineral claims, the acquisition costs have been expensed.

4.	RELATED PARTY TRANSACTIONS

a)	During the year ended December 31, 2004, the Company incurred $12,000 (2003 - $12,000) for office facilities and services to a company related by common directors.

b)	Accounts payable at December 31, 2004 includes $966 (2003 - $700) owed to a director and $39,157 (2003 - $27,157) owed to a company related by common directors.

c)	Loan payable at December 31, 2004 in the amount of $10,700 (2003 - $0) is owed to a company related by common directors. The loan is interest free with no specific terms of repayment.

d)	The mineral claims referred to in Note 3 were acquired from a company controlled by a director.

Item 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 8A     CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003, being the date of our most recently completed fiscal year. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Glenn Catchpole and Ms. Aileen Lloyd, Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings.

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

During our most recently completed fiscal year ended December 31, 2004 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 8B     OTHER INFORMATION

Not applicable.

Item 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and officers of the Company as of March , 2005 are as follows:

Name	Position with	Served as a Director
	Registrant	or Officer Since

Glenn Catchpole	President and	March 1, 2005
hief Executive Officer

Aileen Lloyd	Secretary, Treasurer	May 26, 1999
Chief Financial Officer

Dennis Higgs	Director	May 26, 1999

Paul Saxton	Director	October 26, 2004

Dr. Gerhard Kirchner	Director	March 13, 2005

Mr. Glenn Catchpole was appointed to the Board March 1, 2005. Mr. Catchpole is a licensed engineer who holds an M.S. in civil engineering from Colorado State University. He has been active in the uranium solution mining industry since 1978, holding various positions including well field engineer, project manager, general manager and managing director of several uranium solution mining operations.

In 1988 Mr. Catchpole joined Uranerz U.S.A., Inc. and Uranerz Exploration and Mining and became Director of Regulatory Affairs, Environmental Engineering and Solution Mining. Mr. Catchpole’s responsibilities included the monitoring and oversight of the environmental and regulatory aspects of two large uranium mines in Canada and the operational aspects of one uranium solution mine in the United States. In 1996 Mr. Catchpole was appointed General Manager and Managing Director of the Inkai uranium solution mining project located in the Republic of Kazakhstan (Central Asia). In 1998 Cameco Corporation acquired Uranerz U.S.A. Inc., and Mr. Catchpole continued his post with the Inkai project. Following his departure from Cameco in 2002, Mr. Catchpole has been an independent consulting engineer providing project management to the oil and gas, mining, and construction industries.

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

Mr. Dennis Higgs is a member of the board of directors. Mr. Higgs was appointed to the board of directors as President and Chief Executive Officer on May 26, 1999, and resigned as President and Chief Executive Officer on March 1, 2005.

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

Mr. Paul Saxton was appointed to the Board of Directors October 26 2004. Mr. Saxton is a mining engineer who also holds an MBA from the University of Western Ontario. He has been active in the mining industry since 1969, holding various positions including mining engineer, mine superintendent, president and chief executive officer of numerous Canadian mining companies. Following 10 years with Cominco, Mr. Saxton became vice-president and president of Mascot Gold Mines Ltd., initially working on the design and construction of the Nickel Plate mine in British Columbia, Canada. Subsequently Mr. Saxton became a vice-president of Corona Corporation where he was responsible for western operations and exploration for the company and was instrumental in the re-opening of the Nickel Plate Mine. In 1989, Mr. Saxton was appointed senior vice-president of Viceroy Resource Corporation where he was responsible for obtaining financing and the construction and operations of the Castle Mountain mine in California. In 1994, Mr. Saxton was appointed as president of Loki Gold Corporation and Baja Gold Inc. where he was responsible for arranging mine financing and bringing the Brewery Creek Gold mine into production. Following his departure from Viceroy in 1998, Mr. Saxton became president of Standard Mining Corp., organizing the company and supervising its exploration activities until 2001, when Standard Mining Corp. was merged with Doublestar Resources Ltd. In March 2004, Mr. Saxton was appointed as a director and president of Lincoln Gold Corporation, a company engaged in mineral exploration in the State of Nevada.

Dr. Gherhard F. Kirchner was appointed to the Board March 13, 2005. Dr. Kirchner has 40 years of international mine development and management experience including 20 years with Uranerz Exploration and Mining Ltd. At Uranerz, Dr. Kirchner spent nine years as General Manager and 11 years as Senior Vice President. He and his team were responsible for the Key Lake uranium discovery and the engineering and development of projects such as the Midwest uranium deposit, Eagle Point North uranium deposit, Star Lake gold deposit and the Crow Butte ISL uranium deposit.

Previous to his work with Uranerz, Dr. Kirchner spent six years developing and managing the Kamoto Mine in Kolwezi, Zaire; four years consulting on mining and civil engineering projects in several countries including Surinam, Nigeria and Congo; five years as a mine superintendent and exploration manager in Greenland where he discovered the Molybdenum Porphyry Erzberg; and three years as a project engineer on dams in Austria and Japan and road projects in Saudi Arabia.

Dr. Kirchner received a multidisciplinary education in mining engineering and economic geology and a Doctorate in Mining Sciences from the University of Leoben, Austria.

Audit Committee

We do not have an audit committee financial expert on our board of directors due to the fact that our operations are at a very early stage.

Code of Ethics

The Company has not adopted a code of ethics as we are at a very early stage. The Company will pursue adopting a written code of ethics. To date, the Board of Directors have conducted the affairs of the Company consistent with the applicable laws and regulations of the United States and the states.

Compliance with Section 16(a) of the Securities Exchange Act.

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended December 31, 2004 all such filing requirements applicable to our officers and directors were complied with.

Certain Significant Employees or Consultants

The Company has consulting relationships with other geologists and persons that are included in its projects and properties from time to time.

Committees

Currently, the Board of Directors has no separate audit, nominating or compensation committees and acts as such as an entire Board. We do not have an audit committee expert.

Item 10.     EXECUTIVE COMPENSATION

Compensation of Directors and Executive Officers

SUMMARY COMPENSATION TABLE
			ANNUAL COMPENSATION			LONG TERM COMPENSATION
Name	Title	Year	Salary	Bonus	Other Annual Compensation	AWARDS		PAYOUTS
						Restricted Stock Awarded	Options/ SARs * (#)	LTIP payouts ($)	All Other Compen- sation
Dennis Higgs (1)	Former President, Chief Executive Officer, Chief Financial Officer and Director	2004 2003 2002	$0 $0 $0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
(1) Mr. Higgs resigned as our president and chief executive officer on March 1, 2005.

Stock Option Grants

We did not grant any stock options to our directors and officers, including our named executive officer, during our fiscal year ended December 31, 2004.

Exercises of Stock Options and Year-End Option Values

No share purchase options were exercised by any of our directors and officers, including our named executive officer, during our fiscal year ended December 31, 2004.

Long-Term Incentive Plans

We do not have any long-term incentive plans, pension plans, or similar compensatory plans for our directors or executive officers.

Employment Contracts

We do not have any employment contracts with any of our officers or directors.

Directors

The Directors of the Company did not receive cash compensation by the Company for their service as directors during the most recently completed fiscal year.

Item 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 1, 2005 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

	Name and address	Number of Shares	Percentage of
Title of class	of beneficial owner	of Common Stock	Common
Stock (1)
DIRECTORS AND EXECUTIVE OFFICERS

Common Stock	Dennis Higgs	2,250,000 shares (2)	39.9%
	Director
	Suite 306 – 1140 Homer Street
	Vancouver, British Columbia
	Canada V6B 2X6

Common Stock	Aileen Lloyd	1,000,000 shares (3)	17.7%
	Director, Secretary, Treasurer
	and Chief Financial Officer
	Suite 306 – 1140 Homer Street
	Vancouver, British Columbia
	Canada V6B 2X6 (3)

Common Stock	Glenn Catchpole	Nil
	Director, President
	222 Carriage Circle
	Cheyenne, WY, 82009

Common Stock	Paul Saxton	Nil
	Director
	188 Stonegate Drive
	Fury Creek, B.C., V0N 3G4

Common Stock	Dr. Gerhard F. Kirchner	Nil
	Suite 103 – 10471 – 178 Street
	Edmonton, Alberta, T59 1R5

Common Stock	All Officers and Directors	3,250,000 shares	57.6%
	as a Group (2 persons)

5% STOCKHOLDERS

Common Stock	Eric G. Fergie	300,000 shares	5.3%
	2221 Venables St.
	Vancouver, BC
	Canada V5V 2J5

Common Stock	Darcy Higgs	700,000 shares (4)	12.4%
	4756 Drummond Drive
	Vancouver, BC
	Canada V6R 1K8

Common Stock	Carleen Higgs	700,000 shares (5)	12.4%
	4756 Drummond Drive
	Vancouver, BC
	Canada V6R 1K8

(1)	The percent of class is based on 5,640,500 shares of common stock issued and outstanding as of March 1, 2005.
(2)	Includes 375,000 shares in the name of Dennis Higgs, 375,000 shares held in the name of Senate Equities Corp., which is wholly owned by Menace Capital Corp., which is in turn wholly owned by Dennis Higgs, and 1,500,000 shares were acquired in the name of Senate Capital Group Inc. in exchange for the assignment of the mineral claims. Senate Capital is wholly owned by Dennis Higgs.
(3)	Includes 750,000 shares in the name of Aileen Lloyd and 250,000 in the name of her husband, Gordon Lloyd.
(4)	Includes 350,000 shares in the name of Darcy Higgs and 350,000 shares in the name of Santorini Investment Corp., a private company controlled by Carleen Higgs, the wife of Darcy Higgs.
(5)	Includes 350,000 shares in the name of Santorini Investment Corp., a private company controlled by Carleen Higgs, and 350,000 shares in the name of Darcy Higgs, the husband of Carleen Higgs.

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

Mr. Dennis Higgs, President, Chief Executive Officer, and director, acquired 375,000 shares of our common stock in his own name at a price of $0.001 US per share on February 26, 2001. Mr. Dennis Higgs paid a total purchase price of $375 for these shares. Senate Equities Corp., a company that is wholly owned and operated by Menace Capital Corp., acquired 375,000 shares of our common stock at a price of $0.001 US per share on February 26, 2001. Senate Equities Corp. paid a total purchase price of $375 for these shares. Mr. Dennis Higgs is the sole stockholder of Menace Capital Corp, which is the sole shareholder of Senate Equities Corp.

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

In addition, Senate Capital Group has entered into an office facilities and service contract with the Company in which it provides office space, services, phones and equipment usage in exchange for a payment of $1,000 per month. Through December 31, 2004, $47,000 had been charged to the Company under this agreement, of which $32,500 has been accrued and $14,500 has been paid. Carleton entered into a legally binding agreement with Senate Capital Group effective September 30, 2002 whereby Senate Capital Group has agreed to defer payment of accrued liabilities in the amount of $20,500 and its monthly management fee of $1,000 per month until such time as the Company achieves sufficient additional financing that would enable us to pay these accrued liabilities without impeding its exploration plans.

In 2004 Senate Capital Group advanced $10,700 to enable Carleton to continue phase three of the exploration program. Of that amount, $7470 was available at year end to complete this program. This commitment to advance funds is capped at a maximum of $13,000, being the budgeted cost of phase three. Any funds that would be advanced as a loan is repayable on demand without interest. We anticipate that we may be required to borrow additional amounts from Senate Capital Group.

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

Mr. Darcy Higgs, a greater than 5% shareholder, acquired 350,000 shares of the Company’s common stock at a price of $0.01 per share for a total cash acquisition cost of $3,500 on March 12, 2001. Santorini Investment Corp., a private company controlled by Carleen Higgs, the wife of Darcy Higgs, acquired 350,000 shares of common stock at a price of $0.01 per share for a total cash acquisition cost of $3,500 on March 12, 2001.

Mr. Eric Fergie, a greater than 5% shareholder, acquired 300,000 shares of the Company’s common stock at a price of $0.01 per share for a total cash acquisition cost of $3,000 on March 12, 2001.

Item 13.     EXHIBITS

(a) Exhibits:

Exhibit	Description
Number
3.1	Articles of Incorporation(1)
3.2	Bylaws, as amended(1)
4.1	Share Certificate(1)
10.1	Mineral Property Purchase Agreement between the Company and Senate Equities Corp. dated March 14, 2001(1)
10.2	Office Facilities and Services Contract(2)
10.3	Agreement between the Company and Senate Capital Group dated September 30, 2002 regarding deferral of payment of amounts owing under Office Facilities and Services Contract(3)
10.4	Funding Commitment Letter of Senate Capital Group (4)
23.1	Consent of Morgan & Company, Chartered Accountants (4)

23.2	Consent of John A. Rice, Consulting Geologist (4)
99.1	Updated Geological Report dated October, 2003 (5)
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; (6)
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; (6)
32.1	Certification of CEO Pursuant to 18 U.S.C. Sect ion 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6)
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6)

(1) Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form SB-2 filed March 15, 2002.

(2) Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form SB-2 Amendment 1 filed June 28, 2002.

(3) Previously filed with the Securities and Exchange Commission as an exhibit to the Form SB-2 Amendment 4 filed December 18, 2002.

(4) Previously filed with the Securities and Exchange Commission as an exhibit to the Form SB-2 Amendment 5 filed January 27, 2003.

(5) Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10QSB originally filed November 14, 2003.

(6) Filed as an exhibit to this Annual Report on Form 10-KSB.

Item 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the fiscal years ended December 31, 2004 and 2003 for professional services rendered by the principal accountant for the audit of Carleton’s annual financial statements and review of the financial statements included in this Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were estimated at $3,322.35 and $3,477.50 respectively.

Audit Related Fees

None

Tax Fees

None

All Other Fees

None

Audit Committee Pre-Approval Policies and Procedures

We presently do not have an audit committee. Our board of directors approves all services provided by our independent accountant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARLETON VENTURES CORP.

“Aileen Lloyd”
By:	___________________________________
Aileen Lloyd, Director
Chief Financial Officer Date: April 6, 2005

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Per:	“Glenn Catchpole”
Glenn Catchpole, President
Director
Date: April 6, 2005

Per:	“Aileen Lloyd"
Aileen Lloyd
Director, Chief Financial Officer
Date: April 6, 2005

Per:	“Dennis Higgs”
Dennis Higgs
Director
Date: April 6, 2005

Per:	“Paul Saxton”
Paul Saxton
Director
Date: April 6, 2005