Form 10QSB
period 2005-03-31
CARLETON VENTURES CORP
filed 2005-05-16
CIK 1162324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934
For the quarterly period ended March 31, 2005

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
12,600,000 Shares of Common Stock as of May 11, 2005

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

PART I

ITEM 1. Financial Statements

Our unaudited financial statements for the three months ended March 31, 2005, as set forth below, are included with this Quarterly Report on Form 10-QSB:

Carleton Ventures Corp.
(An Exploration Stage Company)

March 31, 2005

Carleton Ventures Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)
(Unaudited)

March 31,
2005
$
ASSETS

Current Assets

Cash	30,494

30,494

Property and Equipment (Note 3)	3,509

Total Assets	34,003

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	14,942
Accrued liabilities	2,750
Due to related party (Note 5)	59,501

Total Liabilities	77,193

Commitments and Contingencies (Notes 1 and 4)

Stockholders’ Equity (Deficit)

Preferred Stock, 10,000,000 shares authorized, $0.001 par value
Nil shares issued and outstanding	–

Common Stock, 100,000,000 shares authorized, $0.001 par value
5,640,500 shares issued and outstanding	5,641

Common Stock Subscribed (Note 6)	25,000

Additional Paid in Capital	85,034

Deficit Accumulated During the Exploration Stage	(158,865)

Total Stockholders’ Equity (Deficit)	(43,190)

Total Liabilities and Stockholders’ Equity (Deficit)	34,003

Carleton Ventures Corp.
(An Exploration Stage Company)
Statement of Operations
(Expressed in U.S. dollars)
(Unaudited)

	From
	May 26, 1999	For the Three	For the Three
	(Date of Inception)	Months Ended	Months Ended
	to March 31,	March 31,	March 31,
	2005	2005	2004
	$	$	$

Revenue	–	–	–

Expenses

Depreciation	59	59	–
General and administrative	10,512	3,541	797
Mineral property costs	39,787	–	–
Office facilities and services (Note 5(a))	50,000	3,000	3,000
Professional fees	58,507	3,959	1,861

	158,865	10,559	5,658

Net Loss For the Period	(158,865)	(10,559)	(5,658)

Net Loss Per Share – Basic and Diluted		–	–

Weighted Average Shares Outstanding		5,640,500	5,640,500

Carleton Ventures Corp.
(An Exploration Stage Company)
Statement of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	From
	May 26, 1999	For the Three	For the Three
	(Date of Inception)	Months Ended	Months Ended
	to March 31,	March 31,	March 31,
	2005	2005	2004
	$	$	$

Cash Flows Used In Operating Activities

Net loss for the period	(158,865)	(10,559)	(5,658)

Adjustment to reconcile net loss to cash used in
operating activities:
Common stock issued for other than cash	15,000	–	–
Depreciation	59	59	–

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	57,814	3,413	5,788
Due to related parties	8,679	8,679	–

Net Cash Used in Operating Activities	(77,313)	1,592	130

Cash Flows Used In Investing Activities
Purchase of property and equipment	(3,568)	(3,568)	–

Net Cash Flows Used In Investing Activities	(3,568)	(3,568)	–

Cash Flows From Financing Activities
Proceeds from issuance of common stock	75,675	–	–
Proceeds from common stock subscriptions	25,000	25,000	–
Loans payable to related party	10,700	–	–

Net Cash Flows Provided By Financing Activities	111,375	25,000	–

Increase In Cash	30,494	23,024	130

Cash - Beginning of Period	–	7,470	47

Cash - End of Period	30,494	30,494	177

Non-cash Investing and Financing Activities
Common shares issued to acquire mineral
Property interest	15,000	–	–

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

Carleton Ventures Corp.
(An Exploration Stage Company)
Statement of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

1.	Exploration Stage Company

The Company was incorporated in the State of Nevada on May 26, 1999. The Company has acquired a 100% interest in 14 mineral claim units located in Elko County, Nevada.

The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at March 31, 2005, the Company has a working capital deficiency of $46,699, and has accumulated losses of $158,865 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Board of Directors of the Company approved a private placement offering consisting of up to 8,000,000 shares of common stock at $0.10 per share in April 2005. As of March 31, 2005, the Company received proceeds of $25,000. On April 15, 2005, the Company issued 6,959,500 shares of common stock for cash proceeds of $695,950. The proceeds will be used for project acquisition and working capital purposes.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is December 31.

	b)	Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

	c)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Carleton Ventures Corp.
(An Exploration Stage Company)
Statement of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	d)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	f)	Property and equipment

Property and equipment consists of computer hardware, is recorded at cost and is amortized on a straight line basis over five years.

	g)	Mineral Property Costs

The Company has been in the exploration stage since its formation on May 26, 1999 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

	h)	Financial Instruments

The fair values of cash, accounts payable, accrued liabilities and due to related party approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

	i)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

	j)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Foreign currency transactions are primarily undertaken in Canadian dollars and are translated into United States dollars using exchange rates at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are remeasured at each balance sheet date at the exchange rate prevailing at the balance sheet date. Foreign currency exchange gains and losses are charged to operations. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

	k)	Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Non-monetary Transactions”, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for non-monetary exchanges of

Carleton Ventures Corp.
(An Exploration Stage Company)
Statement of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2004, FASB issued SFAS No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For non-public entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position

l)

Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

3.	Property and Equipment
March 31,
2005
		Accumulated	Net Carrying
	Cost	Amortization	Value
	$	$	$

Computer Hardware	3,568	59	3,509

4.	Mineral Properties

The Company entered into an Agreement dated March 14, 2001 to acquire a 100% interest in fourteen mineral claims located in Elko County, Nevada, in consideration for the cash payment of $10,052 and the issuance of 1,500,000 shares of common stock with a fair value of $15,000. This Agreement was with a company controlled by a director of the Company.

5.	Related Party Balances/Transactions

a)
During the three month period ended March 31, 2005, the Company incurred $3,000 (2004 - $3,000) for office facilities and services to a company related by common directors, and $5,678 for reimbursement of computer hardware purchase and general administration costs to the President of the Company.

	b)	The amount of $59,501 due to related parties at March 31, 2005, is non-interest bearing, unsecured and due on demand.

	c)	The mineral property referred to in Note 4 was acquired from a company controlled by a director of the Company.

6.	Common Shares

The Company is in the process of raising funds through a private placement consisting of up to 8,000,000 shares of common stock at $0.10 per share for proceeds of $800,000. As of March 31, 2005, the Company received proceeds of $25,000.

7.	Subsequent Event

The Board of Directors of the Company approved a private placement offering consisting of up to 8,000,000 shares of common stock at $0.10 per share. On April 15, 2005, the Company issued 6,959,500 shares of common stock for cash proceeds of $695,950. The proceeds will be used for project acquisition and working capital purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The information in this Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of gold, availability of funds, government regulations, common share prices, operating costs, capital costs, outcomes of ore reserve development and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements

Overview

The Company is an exploration stage company engaged in the acquisition, exploration and development of mineral properties. The Company has commenced exploration work on the Burner Hills property in order to ascertain whether the Burner Hills property possesses commercially developable quantities of gold and other precious minerals. There can be no assurance that a commercially viable mineral deposit, or reserve, exists on the Burner Hills property until appropriate exploratory work is done and a comprehensive evaluation based on such work concludes legal and economic feasibility. The Company is currently reviewing other resource properties for possible acquisition or joint ventures.

Plan of Operations

The Company has completed Phase I and Phase II of the exploration program on the Burner Hills property. The Company has commenced Phase III of the exploration program which comprises a soil geochemistry orientation survey and an IP geophysical survey. The total Phase III budget is $13,000. A fill-in soil grid to compliment the soil orientation grid was completed in August of 2003. To date the IP geophysical survey has not been conducted and would cost an additional US$10,000. Phase IV would be a 600 meter (2000 feet) drilling program that would cost US$40,000. The total budget for completion of these two phases would be US$50,000. It is intended that John Rice, consulting geologist will perform the exploration activities on the Burner Hills property as directed by the Board of Directors.

The Company had cash on hand in the amount of $30,494 as of March 31, 2005. The Company may require additional funding to enable the Company to incur exploration expenditures on the Burner Hills property in order to complete Phase IV of the recommended exploration program. In 2004 Senate Capital Group, a private company controlled by Mr. Dennis Higgs, one of our directors, advanced to us $10,700 to enable us to continue phase three of the exploration program.

Mr. John Rice has requested a quote for the cost and time frame available for the completion of the IP geophysical survey. The Company anticipates completing this survey in the spring of 2005.

As of the March 31, 2005 quarterly period, the Company will require additional funding in the event that the Company determines to proceed with Phase IV of the exploration program. The anticipated cost of the Phase Four exploration program is $40,000 which is in excess of the projected cash reserves of the Company upon completion of Phase III of the exploration program. The Company anticipates that additional funding will be in the form of equity financing from the sale of the Company's common stock. There is no assurance that the Company will be able to achieve additional sales of its common stock. However, subsequent to the quarterly period, the Company completed an equity financing of $695,950.

During this first quarter of 2005 Mr. Glenn Catchpole was appointed to the Board of Directors and has assumed the role of President and Chief Executive Officer.

Mr. Catchpole is a licensed engineer who holds an M.S. in civil engineering from Colorado State University. He has been active in the uranium mining industry since 1978, holding various positions including mining engineer, project manager, general manager and managing director of several uranium mining operations.

In 1988 Mr. Catchpole joined Uranerz U.S.A., Inc. and Uranerz Exploration and Mining and became Director of Regulatory Affairs, Environmental Engineering and Solution Mining. Mr. Catchpole’s responsibilities included the monitoring and oversight of the environmental and regulatory aspects of two large uranium mines in Canada and the operational aspects of one uranium solution mine in the United States. In 1996 Mr. Catchpole was appointed General Manager and Managing Director of the Inkai mining project located in the Republic of Kazakhstan (Central Asia). In 1998 Cameco Corporation acquired Uranerz U.S.A. Inc., and Mr. Catchpole continued his post with the Inkai project. Mr. Catchpole spent six years taking the Inkai project from acquisition through feasibility study, joint venture formulation, government licensing, environmental permitting, design, construction and first phase start-up.

Following his departure from Cameco in 2002, Mr. Catchpole has been an independent consulting engineer providing project management to the oil and gas, mining, and construction industries. Mr. Catchpole is experienced in all phases of project development including environmental permitting, procurement, scheduling, budgeting, and construction of infrastructure and main facilities. He has served on numerous mineral evaluation and due diligence teams.

Mr. Dennis Higgs has resigned as President and CEO but will stay on as a member of the Board of Directors.

During this first quarter of 2005, Dr. Gerhard F. Kirchner was also appointed to the Board of Directors of the Company.

Dr. Kirchner, Ph.D., P.Eng., has 40 years of international mine development and management experience including 20 years with Uranerz Exploration and Mining Ltd. He received a multidisciplinary education in mining engineering and economic geology, and a Doctorate in Mining Sciences from the University of Leoben, Austria.

At Uranerz, Dr. Kirchner spent nine years as General Manager and 11 years as Senior Vice President. He and his team were responsible for the Key Lake uranium discovery, and the engineering and development of projects such as the Midwest uranium deposit, Eagle Point North uranium deposit, Star Lake gold deposit and the Crow Butte ISL uranium deposit.

Previous to his work with Uranerz, Dr. Kirchner spent six years developing and managing the Kamoto Mine in Kolwezi, Zaire; four years consulting on mining and civil engineering projects in several countries including Surinam, Nigeria and Congo; five years as a mine superintendent and exploration manager in Greenland where he discovered the Molybdenum Porphyry Erzberg. Dr. Kirchner also spend three years as a project engineer on dams in Austria and Japan, and road projects in Saudi Arabia.

Although we are continuing with the exploration of the Burner Hills mineral property we are currently investigating other resource properties including potential opportunities in uranium. There is no assurance that Carleton will be able to complete an acquisition if a mineral property is targeted.

Results of Operations

The Company’s net loss increased to $10,559 from $5,658 during the same prior year period. This was largely due to an increase in professional and general and administrative expenses. The Company’s general and administrative expenses were $3,541 for the three month period ending March 31, 2005 compared to $797 for the period ending March 31, 2004. This is the Company’s fifth year of operations. The Company anticipates that general and administrative expenses will increase in Fiscal 2005 if the Company moves ahead with the further exploration of its mineral property or acquires an interest in additional mineral properties.

Liquidity and Capital Resources

The Company’s cash position at March 31, 2005 was $30,494.. We had working capital deficit of $46,699 as of March 31, 2005.

April 2005 Private Placement Financing

We completed a private placement financing 6,959,500 shares for net proceeds of $695,950. The private placement was comprised of the issue of an aggregate of 6,959,500 shares at a price of $0.10 per share to an aggregate of 21 purchasers for total proceeds of $695,500.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern .

Future Financings

We will require additional financing in order to proceed with the exploration of our mineral properties. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operations and to fund our working capital deficit. Issuances of additional shares will result in dilution to our existing shareholders. We currently do not have any arrangements in place for the completion of any private placement financings and there is no assurance that we will be successful in completing any private placement financings.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

CRITICAL ACCOUNTING POLICIES

Mineral Property Acquisition Payments and Exploration Costs

We are in the exploration stage and we expense all costs related to the acquisition and exploration of mineral claims in which we have secured exploration rights prior to establishment of proven and probable reserves. To date, we have not established the commercial feasibility of any of our exploration prospects, therefore, all costs are being expensed.

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Financial Officer, Ms. Aileen Lloyd. Based upon that evaluation our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. The Company engaged an outside consulting arm to assist in the preparation of its quarterly and annual financial statements. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended March 31, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

PART II

Item 1. LEGAL PROCEEDINGS

We currently are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

We have reported sales of securities without registration under the Securities Act of 1933 during our fiscal quarter ended March 31, 2004 that were not reported on the Current Reports on Form 8-K described above.

Report	Date of Filing with SEC
Current Report on Form 8-K	March 7, 2005

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to our security holders for a vote during the first quarter of our fiscal year ending December 31, 2005.

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

(a) Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation(1)
3.2	Bylaws, as amended(1)
4.1	Share Certificate(1)
10.1	Mineral Property Purchase Agreement between the Company and Senate Equities Corp. dated March 14, 2001(1)
10.2	Office Facilities and Services Contract(2)
10.3	Agreement between the Company and Senate Capital Group dated September 30, 2002 regarding deferral of payment of amounts owing under Office Facilities and Services Contract(3)
10.4	Funding Commitment Letter of Senate Capital Group (4)
23.1	Consent of Morgan & Company, Chartered Accountants (4)
23.2	Consent of John A. Rice, Consulting Geologist (4)
99.1	Updated Geological Report dated October, 2003 (5)
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; (6)
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; (6)
32.1	Certification of CEO Pursuant to 18 U.S.C. Sect ion 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6)
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6)

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

CARLETON VENTURES CORP.

By:	/s/ ”Dennis L Higgs”
Dennis L. Higgs, Chairman
Director
Date: May 9, 2005