Form 10QSB
period 2005-06-30
URANERZ ENERGY CORP.
filed 2005-08-11
CIK 1162324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

 ☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended June 30, 2005

 ☐ Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from ______________________ to ______________________

COMMISSION FILE NUMBER 000-50180

URANERZ ENERGY CORPORATION
(formerly Carleton Ventures Corp.)
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
12,600,000 Shares of Common Stock as of July 26, 2005

Transitional Small Business Disclosure Format (check one): Yes  ☐  No  ☒

PART I

ITEM 1.            Financial Statements

Our unaudited financial statements for the three months ended June 30, 2005, as set forth below, are included with this Quarterly Report on Form 10-QSB:

Uranerz Energy Corporation
(formerly Carleton Ventures Corp.)
(An Exploration Stage Company)

June 30, 2005

Uranerz Energy Corporation
(formerly Carleton Ventures Corp.)
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

June 30,
2005
$
(unaudited)
ASSETS

Current Assets

Cash	347,190
Prepaid expenses	9,914
Due from related party (Note 5)	35,985

Total Current Assets	393,089

Property and Equipment (Note 3)	6,672

Total Assets	399,761

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	4,056
Accrued liabilities	3,250
Due to related parties (Note 5)	73,620

Total Liabilities	80,926

Commitments and Contingencies (Notes 1 and 4)

Stockholders’ Equity

Preferred Stock, 10,000,000 shares authorized, $0.001 par value
Nil shares issued and outstanding	–

Common Stock, 100,000,000 shares authorized, $0.001 par value
12,600,000 shares issued and outstanding	12,600

Common Stock Subscribed (Note 6)	–

Additional Paid in Capital	773,114

Deficit Accumulated During the Exploration Stage	(466,879)

Total Stockholders’ Equity	310,835

Total Liabilities and Stockholders’ Equity	399,761

(The accompanying notes are an integral part of these financial statements)

Uranerz Energy Corporation
(formerly Carleton Ventures Corp.)
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

	Accumulated From
	May 26, 1999	Three Months		Six Months
	(Date of Inception)	Ended		Ended
	to June 30,	June 30,		June 30,
	2005	2005	2004	2005	2004
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Depreciation	414	355	–	414	–
General and administrative (Note 5)	56,711	46,199	461	49,740	1,258
Mineral property costs	202,222	162,435	–	162,435	–
Office facilities and services (Note 5(a))	53,000	3,000	3,000	6,000	6,000
Professional fees (Note 5)	154,532	96,025	788	99,984	2,649

	466,879	308,014	4,249	318,573	9,907

Net Loss For the Period	(466,879)	(308,014)	(4,249)	(318,573)	(9,907)

Net Loss Per Share – Basic and Diluted		(0.03)	–	(0.04)	–

Weighted Average Shares Outstanding		11,453,000	5,640,500	8,563,000	5,640,500

(The accompanying notes are an integral part of these financial statements)

Uranerz Energy Corporation
(formerly Carleton Ventures Corp.)
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	Six Months
	Ended
	June 30,
	2005	2004
	$	$
Cash Flows Used In Operating Activities

Net loss for the period	(318,573)	(9,907)

Adjustment to reconcile net loss to cash used in operating activities:

Depreciation	414	–

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	(47,095)	20,003
Due to related parties	66,870	–
Prepaid expenses	(9,914)	–

Net Cash Used in Operating Activities	(308,298)	10,096

Cash Flows Used In Investing Activities

Advances to related parties	(39,935)	–
Purchase of property and equipment	(7,086)	–

Net Cash Flows Used In Investing Activities	(47,021)	–

Cash Flows From Financing Activities

Proceeds from issuance of common stock	695,039	–

Net Cash Flows Provided By Financing Activities	695,039	–

Increase In Cash	339,720	10,096

Cash - Beginning of Period	7,470	47

Cash - End of Period	347,190	10,143

Non-cash Investing and Financing Activities	–	–

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

Uranerz Energy Corporation
(formerly Carleton Ventures Corp.)
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2005
(Expressed in US dollars)

1.	Exploration Stage Company

Uranerz Energy Corporation (the “Company”) was incorporated in the State of Nevada, U.S.A. on May 26,1999 under the name “Carleton Ventures Corp. Effective July 5, 2005 the Company changed its name to Uranerz Energy Corporation. The Company has acquired mineral property interests in Canada, Mongolia and United States.

The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of uranium and mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at June 30, 2005, the Company has working capital of $312,163, and has accumulated losses of $466,879 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Board of Directors of the Company approved a private placement offering consisting of up to 8,000,000 shares of common stock at $0.10 per share in April 2005. On April 15, 2005, the Company issued 6,959,500 shares of common stock for proceeds of $695,039, net of offering costs of $911.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2005 and 2004, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Uranerz Energy Corporation
(formerly Carleton Ventures Corp.)
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2005
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	f)	Property and Equipment

Property and equipment consists of computer hardware, is recorded at cost and is amortized on a straight line basis over five years.

	g)	Mineral Property Costs

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

The fair values of cash, accounts payable, accrued liabilities and due from/to related party approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

Uranerz Energy Corporation
(formerly Carleton Ventures Corp.)
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2005
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	k)	Recent Accounting Pronouncements (continued)

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant- date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.

The FASB has also issued SFAS No. 151 and 152, but they will not have relationship to the operations of the Company. Therefore a description and its impact for each on the Company’s operations and financial position have not been disclosed.

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

3.	Property and Equipment

June 30,
2005
		Accumulated	Net Carrying
	Cost	Amortization	Value
	$	$	$
(unaudited)

Computer Hardware	7,086	414	6,672

Uranerz Energy Corporation
(formerly Carleton Ventures Corp.)
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2005
(Expressed in US dollars)

4.	Mineral Properties

(a)
The Company entered into an Agreement dated April 26, 2005 to acquire a 100% interest in two mineral claims located in Cochrane River, Saskatchewan, in consideration for a cash payment of $40,757 and a 2% royalty on all ores produced by the claims. This Agreement was with a company controlled by a director of the Company.

(b)
In May 2005 the President of the Company entered into an Agreement to acquire a 100% interest to a mineral license in Khavtsal, Mongolia, in consideration for a cash payment of $105,945. The President of the Company intends to transfer title to the property to the Company upon the formation of a wholly owned subsidiary to be incorporated in Mongolia.

(c)
The Company has made applications for mineral leases in the State of Wyoming on 17 state-owned sections of land, for an aggregate cost of $11,530. The applications were made in the name of the President or Vice- President of the Company. Once the applications have been approved, title to the leases will be transferred to the Company.

5.	Related Party Balances/Transactions

(a)
During the three month period ended June 30, 2005, the Company incurred $3,000 (2004 - $3,000) for office facilities and services and $395 for general and administrative expenses to a company related by common directors. At June 30, 2005, $55,857 is owing to this company, which is unsecured, non-interest bearing, and has no specific terms of repayment.

(b)
During the three month period ended June 30, 2005, the Company incurred $17,000 (2004 - $nil) for consulting services, $5,645 towards mineral property costs, and $3,768 for general and administrative expenses to a director. At June 30, 2005, $16,607 is owing to this director, which is unsecured, non-interest bearing, and has no specific terms of repayment.

(c)
During the three month period ended June 30, 2005, the Company incurred $24,000 (2004 - $nil) for consulting services, $6,590 towards mineral property costs, $18,021 for general and administrative, and $2,000 for legal and accounting expenses to the President and a company controlled by the President.

(d)
During the three month period ended June 30, 2005, the Company incurred $3,096 of general and administrative expenses to a director. At June 30, 2005, $1,156 is owing to this director or a company controlled by this director, which is unsecured, non-interest bearing, and has no specific terms of repayment.

(e)
During the three month period ended June 30, 2005, the President was advanced $15,000 towards reimbursement of travel costs to be incurred and a further $24,935 towards mineral property costs to be incurred in Mongolia. At June 30, 2005, $3,950 is owing to the President, which is unsecured, non-interest bearing, and has no specific terms of repayment.

(f)
The mineral property referred to in Note 4(a) was acquired from a company controlled by a Director of the Company. The mineral property referred to in Note 4(b) was acquired and is held in the name of the President of the Company.

6.	Common Shares

On April 15, 2005, the Company issued 6,959,500 shares of common stock for proceeds of $695,039, net of offering costs of $911.

7.	Subsequent Event

Effective July 5, 2005 the Company changed its name to Uranerz Energy Corporation.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The information in this Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of metals, commodities and precious metals, availability of funds, government regulations, common share prices, operating costs, capital costs, outcomes of ore reserve development and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements

Overview

We are an exploration stage company engaged in the acquisition, exploration and development of mineral properties. We have an interest in the properties described below. The Company has commenced exploration work on the Burner Hills property in order to ascertain whether the Burner Hill property possesses commercially developable quantities of gold and other precious minerals. There can be no assurance that a commercially viable mineral deposit, or reserve, exists on the Burner Hills property until appropriate exploratory work is done and a comprehensive evaluation based on such work concludes legal and economic feasibility.

We have an interest in the following properties:

Nevada – Burner Hills, Elko County
Saskatchewan – Cochrane River
Mongolia – Khavtsal
Wyoming – Wyoming State leases and staked claims

Our plan of operations is to carry out exploration on our mineral properties. All of our exploration programs are early stage in nature in that their completion will not result in a determination that any of our properties contains commercially exploitable quantities of mineralization. Our exploration programs will be directed by our management. We may engage project geologists or such other contractors as necessary according to the specific exploration program on each property.

The general and administrative fees expenses for the year will consist primarily of professional fees for the audit and legal work relating to our filings throughout the year, as well as transfer agent fees, annual mineral claim fees, salaries and general office expenses.

We had cash in the amount of $ 347,190 and working capital in the amount of $312,163 as of June 30, 2005. We anticipate that we will require additional financing in order to pursue our exploration programs beyond the preliminary exploration programs for our mineral properties that are outlined herein.

During the twelve month period following the date of this quarterly report, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations.

In March 2005, Mr. Glenn Catchpole was appointed to the Board of Directors and has assumed the role of President and Chief Executive Officer.

Mr. Catchpole is a licensed engineer who holds an M.S. in civil engineering from Colorado State University. He has been active in the uranium mining industry since 1978, holding various positions including mining engineer, project manager, general manager and managing director of several uranium mining operations.

In 1988 Mr. Catchpole joined Uranerz U.S.A., Inc. and Uranerz Exploration and Mining Ltd. and became Director of Regulatory Affairs, Environmental Engineering and Solution Mining. Mr. Catchpole’s responsibilities included the monitoring and oversight of the environmental and regulatory aspects of two large uranium mines in Canada and the operational aspects of one uranium solution mine in the United States. In 1996 Mr. Catchpole was appointed General Manager and Managing Director of the Inkai mining project located in the Republic of Kazakhstan (Central Asia). In 1998 Cameco Corporation acquired Uranerz U.S.A. Inc., and Mr. Catchpole continued his post with the Inkai project. Mr. Catchpole spent six years taking the Inkai project from acquisition through feasibility study, joint venture formulation, government licensing, environmental permitting, design, construction and first phase start-up.

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

Mr. Dennis Higgs resigned as President and CEO but will stay on as a member of the Board of Directors.

In March, 2005 Dr. Gerhard F. Kirchner was also appointed to the Board of Directors of the Company.

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

Previous to his work with Uranerz, Dr. Kirchner spent six years developing and managing the Kamoto Mine in Kolwezi, Zaire; four years consulting on mining and civil engineering projects in several countries including Surinam, Nigeria and Congo, and five years as a mine superintendent and exploration manager in Greenland where he discovered the Molybdenum Porphyry Erzberg. Dr. Kirchner also spend three years as a project engineer on dams in Austria and Japan, and road projects in Saudi Arabia.

In May, 2005 Mr. George Hartman was appointed to the Board of Directors of the Company and assumed the role of Vice-President, Mining. Mr. Hartman has thirty-seven years experience in developing green field projects into mining production companies including both metals and industrial mineral projects. He has an M. S. degree in Mineral Economics (Colorado School of Mines) and a B. S. in Chemical Engineering (University of Denver). Four process patents have been granted in his name. His experience includes thirteen years managing several in-situ leach uranium mines from green field exploration sites through commercial production.

For the past fourteen years Mr. Hartman was General Manager for Fort Cady Minerals Corporation where he had complete responsibility for solution mining and process development, permitting, design, procurement, construction, production and property management. Property management included federal mining claims and private leases for a large deposit of borate mineral. He managed the project from test stage through construction and operation of a demonstration production facility. He was also involved with product marketing.

From 1982 to 1989 Mr. Hartman was General Manager, In Situ Leach Projects, for Uranerz USA. During this period he managed the interests of all in situ uranium projects which Uranerz USA owned including Ruth, Crow Butte, and North Butte. Under his management, Uranerz served as the contract operator for the successful test solution mining of the Christenson Ranch uranium property now owned by Cogema. He was on the Uranerz acquisition team that studied potential uranium and precious and base metal properties in Nebraska, Colorado, Texas, New Mexico, Utah, California and Wyoming.

Prior to joining Uranerz, Mr. Hartman was president of Ogle Petroleum Inc. where he was in overall operating charge of this uranium production company that joint ventured with Duke Power on a commercial solution mine in Wyoming. He was responsible for managing the project from green field exploration through commercial production (shipped filtered yellowcake to the converter). Mr. Hartman personally designed the processing plant facilities.

Previous to his work with Uranerz, Mr. Hartman was the Texas Mines Manager for Wyoming Mineral Corporation (Westinghouse), where he was responsible for the management of two production in situ uranium mines with ion exchange processing plants in Bruni, and Three Rivers, Texas (shipped dried yellow cake to the converter).

Although we are continuing with the exploration of the Burner Hills mineral property we are currently investigating other resource properties including other potential opportunities in uranium. There is no assurance that we will be able to complete an acquisition if a mineral property is targeted.

PLAN OF OPERATIONS

NEVADA – BURNER HILLS

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

The Company had cash on hand in the amount of $ 347,190 as of June 30, 2005. In 2004 Senate Capital Group, a private company controlled by Mr. Dennis Higgs, one of our directors, advanced to us $10,700 to enable us to continue phase three of the exploration program.

Mr. John Rice has requested a quote for the cost and time frame available for the completion of the IP geophysical survey. The Company anticipates completing this survey in the spring or summer of 2005.

The anticipated cost of the Phase Four exploration program is $40,000. We will determine whether to proceed with Phase IV upon completion of Phase III and review of the results of Phase III. We will assess whether the results of Phase III are sufficiently positive to warrant continuation through Phase IV of the exploration program.

The following table summarizes the costs of proceeding with the geological exploration program recommended by the geological report.

Proposed Budget – Burner Hills

PHASE III - GEOPHYSICS and SOIL GRID
IP Survey	$10,000.00

Target definition and to explore for structures beneath volcanic rock cover east of the range front.

Phase IV	Drilling
Preparation	Permitting	$1,000
	Site Prep and Reclamation	$1,000
Drilling	(2000 feet @ $10 per foot)	$20,000

	Mob/Demob	$2,000
Assays	(400@ $15 per sample)	$6,000
Geologist	(7 days @ $325 per day)	$2,275
Reporting		$1,200
Contingency		$6,525
	Total Phase IV	$40,000
	TOTAL PHASE III AND IV	$50,000

SASKATCHEWAN – COCHRANE RIVER

Our Saskatchewan property, called the Cochrane River property consists of two Mineral Prospecting Permits (MPP 1237 and MPP 1238) with a combined total areal extent of 67,480 ha (166,747 acres). The property is located in northern Saskatchewan. Ubex Capital Inc. (“Ubex”) filed an application with Saskatchewan Industry and Resources (“SIR”) to acquire the permits on 31st January, 2005, and certificates confirming title were subsequently issued by SIR on 4th March, 2005. The permits are registered in the name of Ubex Capital Inc. with 100% unencumbered ownership.

Permit application fees which were submitted by Ubex, payable to SIR, were as follows:

For each permit, a refundable deposit of $15,000, and a recording fee of $0.15 per hectare.

We have entered into a mineral property purchase agreement with Ubex dated April 26th, 2005, to acquire an undivided 100% right, title and interest in the two mineral exploration properties. The agreement is subject to Ubex retaining a 2% royalty. Total consideration for this acquisition consists of a cash payment in the amount of CDN $40,756.95, which is Ubex’s cost of acquisition of the two permits.

Ubex Capital Inc. is 100% owned by Dennis Higgs, a director of the Company. Ubex will retain a royalty of 2% on the property and will split the royalty (1% each) with Darcy Higgs, Dennis Higgs’ brother, who owns 17.1 % of our shares of common stock.

Saskatchewan mineral dispositions including permits are administered by SIR on behalf of the Crown of Canada in accordance with The Mineral Disposition Regulations, 1986. The holder of a permit is granted the exclusive right to explore for minerals (though not to extract, recover or produce minerals except for testing and scientific purposes) within the permit outline. A permit is valid for a period of 2 years and may not be renewed. While in compliance with the requirements of the regulations, a permit holder is entitled to convert any portion of a permit to mineral claims which may be held indefinitely. A claim holder may subsequently convert his claim into a mineral lease which allows for commercial extraction of minerals.

To maintain a mineral prospecting permit in good standing, SIR requires the filing of reports documenting acceptable exploration expenditures of $1.25 per hectare in the first permit year, and $4.00 per hectare in the second permit year. Reports and statements of expenditures must be filed not later than 90 days following the permit anniversary dates.

Excess expenditures may be carried over and applied to the following permit year and/or claim year. Annual expenditure requirements to maintain mineral claims in good standing are $12 per hectare for the first 10 years and $25 per hectare thereafter. In the case of claims converted from exploration permits, the deemed effective dates are the effective dates of the permits.

After the first permit year, and subject to acceptance of the required filing of exploration expenditures, a permit may be reduced in size to a single block not less than 10,000 ha in size.

The deposit of $15,000 per permit is refundable to the registered holder after the first or second permit years if acceptable exploration expenditures have been filed. The deposit would normally be rolled over to apply to the second permit year unless the holder elected to surrender the permit after the first year.

Obligations in the First and Second Permit Years

To maintain the permits in good standing up to the first anniversary date (31st January, 2006), exploration expenditures of $1.25 per hectare must be documented and filed by 1st May, 2006. Subsequently, to maintain the permits in good standing to the second anniversary date (31st January, 2007), further exploration expenditures of $4.00 per hectare must be documented and filed by 1st May, 2007.

Location and Access

The Cochrane River property is a single contiguous block of irregular outline, extending for approximately 62 km in a northeast-southwest direction and approximately 15 km in a northwest-southeast direction. The centre of the property is approximately 102< 40’ W, 58< 45’ N. The property occupies portions of NTS map sheets 64 L/9, 10, 15 and 16.

The property extends to the northeast of the northern portion of Wollaston Lake. The closest community is the Village of Wollaston Lake which is located 50 km to the south. This community is served by a year-round scheduled air link to the cities of Saskatoon and Prince Albert in central Saskatchewan. A winter road (during January, February and March) links the Wollaston Lake community with Provincial Highway 905 (and the provincial road network) on the west side of Wollaston Lake.

There is presently no road access to the Cochrane River property. Numerous lakes within the property can be accessed by float- and ski-equiped light aircraft which are available for charter at Points North Landing (75 km to the southwest) and at the Town of La Ronge (400 km to the south-southwest).

Geology of the Cochrane River Property

The property is underlain by highly deformed Paleoproterozoic Wollaston Group metasediments and Archean age granites which form part of a 60 km wide, northeast trending fold-thrust belt known as the Wollaston Domain. The Cochrane River property is located within the western portion of the Wollaston Domain where the metasediments contain abundant graphitic horizons.

The Athabasca Basin, which extends for some 425 km east-west x 220 km north-south, hosts several world class uranium deposits (McArthur River, Cigar Lake, Key Lake, and others). These deposits occur at and around the contact between western Wollaston Group metasediments and overlying Athabasca Group sandstone units and are generally termed unconformity-type deposits. Although much of the uranium ore is generally hosted by the overlying Athabasca Group sandstones, significant uranium mineralization commonly extends vertically beneath into the Wollaston Group rocks. This is particularly evident at the McArthur River deposit, where the majority of the uranium ore and the highest grades of mineralization occur in the underlying basement rocks.

The Athabasca Group sandstone rocks are approximately 1.7 billion years in age, and there is evidence that these rocks were once thicker (by probably 2 km or more) and much more extensive in area. The Cochrane River property was no doubt overlain by Athabasca Group sandstones for a significant portion of its geological history. Unconformity-type uranium deposits could have formed within the property at that time. Although now eroded to below the level of Athabasca Group coverage, any underlying basement-hosted or root zones of mineralization should be preserved. These are the targets of the present exploration program at the Cochrane River property.

Faults, particularly the common northeast-oriented strike slip faults of this region, tend to be localized within the soft, graphitic horizons of the Wollaston Group sediments, particularly where adjacent to relatively rigid basement units such as Archean granites. Fault movements, particularly strike-slip movements, enhance the electrical conductivity of graphitic horizons by aligning the graphite grains and promoting electrical continuity. Reactivated basement faults also provide enhanced fluid permeability in the basement which facilitates fluid flow and mixing which are thought to be key components in the formation of the uranium deposits of the Athabasca Basin region. Thus, faults and particularly graphitic conductors are commonly sought as exploration targets for uranium mineralization. Graphitic conductor horizons which are in close proximity to Archean granite bodies are thought to be particularly favorable.

Mining Activities and Equipment on the Cochrane River Property

There has been no mining activity within the property. There is no mining equipment on site.

Status of Exploration at the Cochrane River Property

No exploration work has been conducted by us on the property. No mineralized material is known to exist.

Prior Exploration Work at the Cochrane River Property

There is no record of prior exploration work on the property.

Geological Reports on the Cochrane River Property

We do not know the geology of the property. We decided to conduct exploration activities on the property because uranium was discovered nearby.

Proposed Exploration Program

Phase	Work Description
Initiation	Compilation of results of prior work and analysis
Year 1 Reconnaissance Exploration	Structural/lineament analysis and interpretation
Year 1 Reconnaissance Exploration	Airborne EM survey
Year 1 Reconnaissance Exploration	Initial ground follow-up, prospecting, geochemical sampling
Year 2 Exploration	Ground EM surveys to pinpoint conductor targets
Year 2 Exploration	Diamond drilling of priority targets

Timetable and Budget

Work Item	Timetable	Budget
1. Compilation and analysis of results of prior work	In progress	$10,000
2. Acquire aeromag and IKONOS or airphoto coverage. Structural/lineament analysis and interpretation.	June, July, 2005	$30.000
3. Airborne EM survey	To be determined	$200,000
4. Initial ground follow-up, prospecting, geochemical sampling	To be determined
5. Ground EM surveys to pinpoint conductor targets	To be determined	$75,000
6. Diamond drilling of priority targets	To be determined	$375,000

MONGOLIA - KHAVTSAL

Property Description and Ownership

In May 2005, Glenn Catchpole, our president, acquired a100% interest to the Khavtsal property through a purchase of an exploration license legally recorded and transferred in accordance with the Mongolian Mining Law. The Khavtsal property is recorded at the OGMC by license number #8560 and covers 16,091 hectares.

Mongolia allows for the application of a mineral exploration license through the Office of Geological and Mining Cadastre Office (“OGMC”), an agency of the Mineral Resource Authority of Mongolia. Exclusive rights to explore are granted to individuals or companies, subject to approval of a correctly submitted license application and exploration conducted in compliance with specified mineral law.

Glenn Catchpole entered into a purchase agreement, subject to due diligence and confirmation of title, to purchase a 100% interest in the Khavtsal project including the historical files of data on past work on the project, and commissions, for a total purchase price of $105,945. No additional payments or work commitments will be required subsequent to closing of the sale. The permit is recorded in the name of Glenn Catchpole because we had not set up a Mongolian corporation at the time the transaction was negotiated. Glenn Catchpole has not provided us with a signed or executed bill of sale in our favor. However, it is intended that he will transfer ownership of the project to a subsidiary corporation to be formed by us in Mongolia for holding all of our Mongolian permits and projects.

The legal status of the license is maintained by the payment of $0.10 per hectare in annual fees (2005) on or before the anniversary date of the license issue and by submitting exploration reports annually.

We will maintain the Khavtsal property in good standing for 12 months by recording the license transfer from the present owner to us by paying $1609.10 USD in annual license fees on or before the license issuance anniversary and filing a suitable exploration report to the OGMC of Mongolia. Exploration Licenses may be held for seven years during which the exclusive right to obtain a mining license within the boundary of the license is held by the owner.

Location and Access

The Khavtsal property is 321 kilometers south-southeast of Ulaan Baatar, the capital city of Mongolia in the Dornogovi province and Armag sub province. The approximate geographic center of the property is at 45°32’42” and 109°07’08’. Access to the property is by surfaced and undeveloped roads that head southerly from Ulaan Baatar. These roads parallel the main railway between Ulaan Baatar and southern Mongolia. The property is 30 kilometers south from the station Khar Armag along this railway.

Geology and Physiology

Khavtsal is one of approximately sixty significant sediment hosted uranium occurrences identified and explored by the Russian-Mongolian Survey during the 1980s. The local geologic setting is referred to as the Ulaan Nuur depression. Uranium occurs within a sedimentary sequence that includes significant amounts of organic and carbonaceous material.

The geology of the area includes a basement of Proterozoic to Paleozoic metamorphic igneous rocks that are covered by Jurassic basalts and quartz-porphyries. This sequence of Jurassic igneous rocks is covered by Upper Jurassic and Lower Cretaceous conglomerates and sandstones which are covered by young alluvial deposits.

Surface trenching exposes horizons of black and brown clays, enriched in carbonaceous organic material that contains 0.012% to 0.241% uranium in layers from 0.6 to 1.8 meters thick. Drilling in the vicinity of the trenches shows similar thicknesses and values with highs of 0.276% uranium over 0.3 meter thicknesses.

A Russian exploration summary that describes and characterizes “estimated resources” has been acquired from the Mongolian Geologic Information Center files at the OGMC in Ulaan Baatar, Mongolia. The translation from Russian has been provided by a Mongolian consultant hired by us and these results will need to be confirmed with additional trenching and drilling. At this point, we take the report as indicating favorable exploration potential.

Equipment

No recovery plant or mining equipment is on the Khavtsal property. Power to the site will most likely be produced on site with generators.

Previous Exploration Activity

We have not conducted any exploration on the property. Previous occupiers of the Khavstal property have conducted some exploration activity. A summary report on file at the Geologic Information Center within the offices of the Mineral Resource Authority of Mongolia (MRAM) provides the following summary of exploration work completed on the Khavtsal property:

1.	Geologic and radiometric exploration.
2.	Gamma Spectrometry Mapping.
3.	Surface trenching totaling 3046m3
4.	Drilling totaling 1808 meters (44 holes estimated)
5.	Channel sampling of 43.25 meters
6.	Rock sampling totaling 625 samples
7.	Magnetic Survey at 100m by 20m stations over 12.4km2
8.	Electric (geophysical) profiles on 100m by 20m stations over 10km2

The Khavtsal property can be considered in a stage of advanced exploration based on historic work completed and reported on by the Russian-Mongolian Survey in 1987. The Russians report “resources” of 2000 tons uranium (“Probable resources”) for the Khavtsal uranium occurrence based on physical exploration (noted above) and 4000 tons uranium based on unconstrained geologic projection (“Speculative undiscovered resources”) for the larger Ulaan Nuur depression in which Khavtsal is located.

Exploration on Khavtsal was conducted by the Russian-Mongolian Geologic Survey. This work consisted of an airborne gamma spectrometry survey in 1981 that identified a significant anomaly and the work described above that was conducted in 1987. No other exploration work is recorded in information acquired by us.

We have acquired two Russian-Mongolian Survey reports from the Geologic Information Center in the offices of the Mineral Resource Authority of Mongolia. Translations and additional data searches are being provided to us by a Mongolian consultant based in Ulaan Baatar, Mongolia.

Plan of Exploration

Our tentative plan of exploration is described below. The initiation and completion of this plan is dependent on other competing priorities that arise as a result of alternatives presented to us. A schedule and completion of this work is also dependent on our ability to finance the work. We may attempt to joint venture this work to an operating company in exchange for equity prior to conducting any exploration program on Khavtsal.

Exploration Phase	Work Required
1. Data acquisition and compilation	Search files agencies Mongolia and Russia
2. Surface Data confirmation	Preliminary resample surface trenches
3. Site visit and orientation	Field evaluation by Geologist
4. Report requirements for OGMC	Prepare report of exploration plans
5. Resurvey existing trenches and drill holes	Sub meter GPS survey by technicians
6. Digital Data entry	Entering data by technician
7. Generate Preliminary Drill sections	Product output by technician
8. Generate Preliminary 3D Model resource etc	Complete by geologist or specialist

etc
9. Drill Data confirmation	Twin existing holes.
10. Design surface exploration program	Prepare plan by Geologist
11. Conduct surface exploration program	Execute plan by geologists, specialists, etc
12. Design drill program if warranted	Prepare Plan by geologist
13. Conduct Drilling program if warranted	Mobilize drill and execute
14. Evaluate exploration results	Evaluation and reporting by geologists

Stage of Exploration:	Timetable:	Cost:
1. Data acquisition and compilation	2 months	$6,000
2. Surface Data confirmation	15 days	$12,000
3. Site visit and orientation	4 days	$2,500
4. Report requirements for OGMC compliance	3 days	$1,200
5. Resurvey existing trenches and drill holes	7 days	$8,000
6. Digital Data entry	1 month	$4,000
7. Generate Preliminary Drill sections	4 days	$1,000
8. Generate Preliminary 3D Model resource etc	15 days	$6,000
9. Drill Data confirmation	2 months	$132,000
10. Design surface exploration program	10 days	$4,000
11. Conduct airborne Radiometric	5 days	$80,000
11. Conduct surface exploration program	3 months	$65,000
12. Design drill program if warranted	10 days	$4,000
13. Conduct Drilling program if warranted	1 month	$300,000
14. Evaluate exploration results	14 days	$6,000
15. Other Data Acquisition, Camp, Expenses		$50,000
		$681,700.00

This program might be conducted over two or more seasons and is tentative based on the ability to finance programs by us or to joint venture with suitable partners. Also we may defer and or delete programs entirely based on alterative exploration investment opportunities in our portfolio. No work expenditures are required to keep the project in good standing.

Material terms of contracts for completion of exploration work will be conventional service contracts specifying scope of work, fees and payments, company versus contractor obligations and completion standards, and contract term and termination.

Regulations

We will have to comply with the following governmental regulations:

Governmental Regulation	Manner of Compliance
1. Establish a business presence in Mongolia	Establish a subsidiary or other, cost nominal
2. Comply with Khavtsal license transfer	Pay fees and record at OGMC.
3. Receive approval local Soum leaders	Secure written approval and pay any Fee.
4. Comply with reporting exploration plans	Consulting billing and file at OGMC
5. Environmental regulation compliance	Operate Exploration Responsibly
6. Maintain annual license fees	Payment of Fees to OGMC
7. Comply with Mongolian labor laws.	Ensure compliance service contractors.

Governmental Regulation	Estimated Cost:
1. Establish business presence in Mongolia	$2000
2. Comply with Khavtsal license transfer	$2000 including legal fees
3. Receive approval local Soum leaders	$1,000 to $5,000 estimated (negotiated)
4. Comply with reporting exploration plans	$1,000 in billable consulting
5. Environmental regulation compliance	$1000
6. Maintain annual license fees	$1609.10 in 2005
7. Comply with Mongolian labor laws.	Nominal cost

Exploration license fees are established by law and paid annually on or before the anniversary of license issue as:

Per hectare:	USD $0.05 for the first year, and USD $0.10 for each of the second and third years.
Per hectare:	USD $1.00 for each of the fourth and fifth year of the license.
Per hectare:	USD $1.50 for each of the sixth and seventh year of the license.

WYOMING – WYOMING STATE LEASES AND STAKED (FEDERAL) MINERAL CLAIMS

Property Description and Ownership

Wyoming State Leases

We have applied for leases from the State of Wyoming for the minerals on seventeen (17) state-owned sections of land. Each section typically contains 640 surface acres, more or less, for a total of 11,280 acres. Eleven (11) of these sections are located in the Power River Basin and six (6) are located in the northern part of an area generally referred to as the Great Divide Basin (or Red Desert). It is anticipated that these applications will be routinely approved at the next regular meeting of the State of Wyoming Board of Land Commissioners.

The fee for the applications is a flat twenty five dollars ($25) per application plus one dollar ($1) per acre for the first year rental making the total six hundred and sixty five dollars ($665) per state section. The total amount paid for leasing of the seventeen plus sections is $11,530. The owner of a mineral lease on state land has the right to explore for and extract any solid mineral lying on or below the surface of the land.

The applications for the above mentioned state leases are in the name of either Glenn J. Catchpole, our President, or George J. Hartman, our Vice-President, Mining. Once the applications have been approved the ownership of each lease will be legally transferred to us.

Wyoming Mining Claims (federal mineral)

We are currently in the process of staking claims on federal and private lands in the state of Wyoming where the mineral rights are owned by the federal government. The specific locations of the claims being staked cannot be revealed at this time for business confidentiality reasons. In general, the claim staking will take place in the Powder River Basin and the northern Great Divide Basin. It is planned that 50 to 150 claims will be staked and recorded with the county and federal governments this year. It is also probable that we will purchase mineral claims directly from existing owners during the next twelve (12) months. The number of such acquisitions cannot be stated at this time.

A typical claim will have the dimensions of 1,500 feet by 600 feet and approximately twenty (20) acres in size. The county fee for filing a mineral claim varies between counties but is typically about $8.00 per claim. The federal fee for filing a mineral claim is $35.00 per claim.

The applications for the above mentioned mineral claims will be made in our corporate name.

Obligations in the First and Subsequent Years

Wyoming State Leases

The annual rental fee is $1 per acre for the first five years, and $2 per acre for years six through ten. If any uranium is produced from these state leases a mineral royalty will have to be paid to the State of Wyoming. There are no minimum annual work requirements. The owner of the mineral lease must conduct his activities in a manner that is consistent with all applicable environmental laws and regulations.

Mineral Claims (federal mineral)

The annual maintenance fee is $125.00 per claim payable to the federal Bureau of Land Management. There are no minimum annual work requirements. The owner of the mineral claim must conduct his activities in a manner that is consistent with all applicable environmental laws and regulations.

Locations and Access

Wyoming State Leases

We have made application to lease the mineral rights for some seventeen full sections of state owned land plus a portion of five other sections. Once these applications have been approved the owner of the mineral lease has the right of access subject to the paying of surface damages caused by him on any surrounding privately owned land. All the state sections being applied for are in locations that are easily accessible. Specific routes will be identified for each lease area once the applications have been approved.

Mineral Claims (federal mineral)

We are in the process of staking federal mining claims on federal and private lands in Wyoming at several locations. The specific locations of the claims being staked cannot be revealed at this time for business confidentiality reasons. Once these applications have been approved the owner of the mineral lease has the right of access subject to the paying of surface damages caused by him on any privately owned land. All the state sections being applied for are in locations that are easily accessible. Specific routes will be identified for each claim area once the applications have been approved.

Geology

Wyoming State Leases

We do not have detailed geology on any of the seventeen plus state sections that are being applied for with the state of Wyoming for mineral leases. In general, we have applied for state sections located in sandstone basins of Cretaceous or Tertiary age and thus have the potential for the economic solution mining of uranium.

Mineral Claims (federal mineral)

We do have some geologic information on most of the mining claims currently in the process of being staked. In general, we are staking claims on ground located in sandstone basins of Cretaceous or Tertiary age and thus have the potential for the economic solution mining of uranium.

Mining Activity and Equipment on the Properties

Wyoming State Leases

There is no mining activity or mining equipment on any of the state sections that we have made applications for a mineral lease.

Mineral Claims (federal mineral)

There is no mining activity or mining equipment on any of the lands being staked by us.

Status of Exploration

Wyoming State Leases

No exploration work has taken place by us on any of the state sections that we have made applications for a mineral lease.

Mineral Claims (federal mineral)

No exploration work has taken place by us on any of the lands being staked by us.

Prior Exploration Work

Wyoming State Leases

At this time, we do not have knowledge of any prior exploration work on any of the state sections that we have made applications for a mineral lease.

Mineral Claims (federal mineral)

On most of the lands where we are staking the property reflects previous exploration work.

Geological Reports

Wyoming State Leases

We have not yet commissioned any geologic reports on any of the state sections that we have made applications for a mineral lease.

Mineral Claims (federal mineral)

We have not yet commissioned any geologic reports on any of the lands where we are staking claims.

Proposed Exploration Program

Wyoming State Leases

Year 1 – obtain all possible existing geologic information and evaluate the information. Describe surface geology. Review all available regional information and information that may be available from neighbors. Identify those state sections with best potential and design exploration programs that include some drilling. Prepare summary geologic report on each state section for management.

Year 2 – conduct exploration by drilling on those state sections identified as having the best potential. Evaluate the results of the drilling program and prepare summary reports for management including reserve calculations where appropriate. At the end of the year drop those state sections that have been identified as having low potential. Design exploration drilling programs for the next year on those state sections continuing to show significant uranium potential.

Year 3 – conduct exploration drilling program on the state sections with best potential. Evaluate results of the drilling program. At end of the year drop any of the state sections that have been identified from the drilling to have low potential. Prepare summary report for management including an update of the reserve numbers and recommendations for development using ISL mining.

Mineral Claims (federal mineral)

Year 1 – obtain all possible existing geologic information and evaluate the information. Describe surface geology. Review all available regional information and information that may be available from neighbors. Identify those claim areas with best potential and design exploration programs that include some drilling. Prepare summary geologic report on each state section for management.

Year 2 – conduct exploration by drilling on those claim areas identified as having the best potential. Evaluate the results of the drilling program and prepare summary reports for management including reserve calculations where appropriate. At the end of the year drop those claims that have been identified as having low potential. Design exploration drilling programs for the next year on those areas continuing to show significant uranium potential.

Year 3 – conduct exploration drilling program on the claims with best potential. Evaluate results of the drilling program. At end of the year drop any of the claims that been identified from the drilling to have low potential. Prepare summary report for management including an update of the reserve numbers and recommendations for development using ISL mining.

Timetable and Budget

Wyoming State Leases

Year 1 - $10,000
Year 2 - $100,000
Year 3 - $100,000

Mineral Claims (federal mineral)

Year 1 - $10,000
Year 2 - $150,000
Year 3 - $150,000

Possible Delaying Factors

Wyoming State Leases

Year One – difficulty in obtaining existing information on a timely basis.

Year Two – difficulty in contracting drilling rigs and logging units. In Wyoming there is currently a shortage of exploration drilling rigs caused by the recent rapid development in the coal bed methane industry. The expected increase in uranium exploration in Wyoming in the next two to three years will also increase the difficulty of contracting for drilling rigs and logging units. Another possible delaying factor is severe shortage of experienced uranium geologists.

Year Three – same as Year Two, above.

Mineral Claims (federal mineral)

Year One – difficulty in obtaining existing information on a timely basis.

Year Two – difficulty in contracting drilling rigs and logging units. In Wyoming there is currently a shortage of exploration drilling rigs caused by the recent rapid development in the coal bed methane industry. The expected increase in uranium exploration in Wyoming in the next two to three years will also increase the difficulty of contracting for drilling rigs and logging units. Another possible delaying factor is severe shortage of experienced uranium geologists.

Year Three – same as Year Two, above.

Possible Cost Escalation Factors

Wyoming State Leases

Year One – None expected.

Year Two – Increasing fuel costs. Escalating drill rig and logging unit costs in short supply situation. Increasing professional salaries in a short supply situation.

Year Three – same as Year Two above. Mineral Claims (federal mineral) Year One – None expected.

Year Two – Increasing fuel costs. Escalating drill rig and logging unit costs in short supply situation. Increasing professional salaries in a short supply situation.

Year Three – same as Year Two above.

We have not conducted any exploration activity on the state sections where we have made applications for a mineral lease. We have not conducted any exploration activity on the claims that we are in the process of staking.

Selection of Contractor Factors

Wyoming State Sections

As mentioned above, there is currently a shortage of drilling rigs in Wyoming because of the rapid growth of the coal bed methane business. This situation will most likely get worse as the demand for the same type of drilling rigs for the uranium industry grows over the next two to three years. It is hoped that this situation will improve as drilling contractors recognize the business potential and begin acquiring additional drilling rigs and training crews. We may start soon contacting drilling contractors to make arrangements for exploration drilling in Year Two of the Work Program

Mineral Claims (federal mineral)

Same as above.

Regulations Affecting Mineral Exploration

Exploration by drilling in Wyoming requires compliance with Wyoming Statute 35-11-404 and Chapter 8 of Land Quality Division non-coal regulations. These regulation require us to post a $10,000 bond for each exploration area, reclaim drill sites and properly plug each drill hole, and file a termination report. After submitting the termination report, a government inspector will check the exploration area, including the drill hole plugging, for compliance before releasing the bond.

Government Regulation

Exploration activities are subject to various national, state, foreign and local laws and regulations in the United States, Canada and Mongolia, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed thereunder in the United States,

Canada and Mongolia.

Environmental Regulation

Exploration activities are subject to various federal, state and local laws and regulations governing protection of the environment. These laws are continually changing and, as a general matter, are becoming more restrictive. Our policy is to conduct business in a way that safeguards public health and the environment. We believe that our exploration activities are conducted in material compliance with applicable laws and regulations.

Changes to current local, state or federal laws and regulations in the jurisdictions where we operate could require additional capital expenditures and increased operating and/or reclamation costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could render certain exploration activities uneconomic.

Competition

We compete with other mining companies in connection with the acquisition of precious metals properties. There is competition for the limited number of gold and uranium acquisition opportunities, some of which is with other companies having substantially greater financial resources than we do. As a result, we may have difficulty acquiring attractive exploration properties.

We believe no single company has sufficient market power to affect the price or supply of precious metals in the world market.

RESULTS OF OPERATIONS

The Company’s net loss increased to $318,573 from $9,907 during the same prior year period. The Company’s general and administrative expenses were $49,740 for the six month period ending June 30, 2005 compared to $1,258 for the six month period ending June 30, 2004. This is the Company’s sixth year of operations. The Company acquired several mineral properties at a cost of $162,435 for the six month period ending June 30, 2005. Professional fees incurred were $99,984 compared to $2,649 during the same prior year period. The Company anticipates that general and administrative expenses will increase in Fiscal 2005 if the Company moves ahead with the further exploration of its mineral properties or acquires an interest in additional mineral properties.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash position at June 30, 2005 was $347,190. We had working capital of $312,163 as of June 30, 2005.

April 2005 Private Placement Financing

We completed a private placement financing of 6,959,500 shares for net proceeds of $695,039, net of offering costs of $911. The private placement was comprised of the issue of an aggregate of 6,959,500 shares at a price of $0.10 per share to an aggregate of 21 purchasers for total proceeds of $695,500.

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

ITEM 3.            CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Financial Officer, Ms. Aileen Lloyd. Based upon that evaluation our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. The Company engaged an outside consulting arm to assist in the preparation of its quarterly and annual financial statements. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended June 30, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

ITEM 2.            CHANGES IN SECURITIES AND USE OF PROCEEDS

We have reported sales of securities without registration under the Securities Act of 1933 during our fiscal quarter ended June 30, 2005 on the following Current Reports on Form 8-K that we have filed with the Securities and Exchange Commission.

Report	Date of Filing with SEC
Current Report on Form 8-K	April 21, 2005

We have not completed any sales of securities without registration pursuant to the Securities act of 1933 during the fiscal quarter ended June 30, 2005 that were not reported on the Current Reports on Form 8-K described above.

ITEM 3.            DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Corporation’s shareholders voted in favour of amending the Articles of Incorporation in order to give effect to the name change from Carleton Ventures Corp. to Uranerz Energy Corporation.

ITEM 5.            OTHER INFORMATION

None

ITEM 6.            EXHIBITS

(a) Exhibits

Exhibit	Description
Number
3.1	Articles of Incorporation(1)
3.2	Bylaws, as amended(1)
4.1	Share Certificate(1)
10.1	Mineral Property Purchase Agreement between the Company and Senate Equities Corp. dated March 14, 2001(1)
10.2	Office Facilities and Services Contract(2)
10.3	Agreement between the Company and Senate Capital Group dated September 30, 2002 regarding deferral of payment of amounts owing under Office Facilities and Services Contract(3)
10.4	Funding Commitment Letter of Senate Capital Group (4)
23.1	Consent of Morgan & Company, Chartered Accountants (4)
23.2	Consent of John A. Rice, Consulting Geologist (4)
99.1	Updated Geological Report dated October, 2003 (5)

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002; (6)
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002; (6)
32.1	Certification of CEO Pursuant to 18 U.S.C. Sect ion 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6)
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6)

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
(6) Filed as an exhibit to this Quarterly Report on Form 10-QSB.

SIGNATURES

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

URANERZ ENERGY CORPORATION
(formerly Carleton Ventures Corp.)

By:	/s/ Dennis L. Higgs
Dennis L. Higgs
Director
Date: August 2, 2005