Form 10QSB
period 2005-09-30
URANERZ ENERGY CORP.
filed 2005-11-21
CIK 1162324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2005

☐ Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from _____________ to _____________

COMMISSION FILE NUMBER 000-50180

URANERZ ENERGY CORPORATION
(formerly Carleton Ventures Corp.)
(Name of small business issuer in its charter)

NEVADA	98-0365605
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite1410 - 800 West Pender Street, Vancouver, BC	V6C 2V6
(Address of principal executive offices)	(Zip Code)

604-689-1659
Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 21,620,000 Shares of Common Stock as of November 3, 2005

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

PART I

ITEM 1.           FINANCIAL STATEMENTS

Uranerz Energy Corporation
(formerly Carleton Ventures Corp.)
(An Exploration Stage Company)

September 30, 2005

Uranerz Energy Corporation
(formerly Carleton Ventures Corporation)
(An Exploration Stage Company)
Balance Sheet
(Expressed in US dollars)

September 30,
2005
$
(unaudited)
ASSETS

Current Assets

Cash	812,960
Prepaid expenses	5,590
Advances to related party (Note 5)	29,741

Total Current Assets	848,291

Property and Equipment (Note 3)	6,318

Total Assets	854,609

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	27,914
Accrued liabilities	69,196
Due to related parties (Note 5)	141,491

Total Liabilities	238,601

Commitments and Contingencies (Notes 4, 5 and 7)

Subsequent Events (Note 8)

Stockholders’ Equity

Preferred Stock, 10,000,000 shares authorized, $0.001 par value
Nil shares issued and outstanding	–

Common Stock (Note 6), 100,000,000 shares authorized, $0.001 par value
16,375,000 shares issued and outstanding	16,375

Common Stock Subscribed (Note 8)	623,565

Additional Paid-in Capital	4,582,090

Deficit Accumulated During the Exploration Stage	(4,606,022)

Total Stockholders’ Equity	616,008

Total Liabilities and Stockholders’ Equity	854,609

(The accompanying notes are an integral part of these financial statements)

Uranerz Energy Corporation
(formerly Carleton Ventures Corporation)
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

	Accumulated From
	May 26, 1999	Three Months		Nine Months
	(Date of Inception)	Ended		Ended
	to September 30,	September 30,		September 30,
	2005	2005	2004	2005	2004
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Depreciation	768	354	–	768	–
General and administrative[1] (Notes 5 and 6)	4,312,351	4,048,108	4,750	4,203,832	14,657
Mineral property costs	292,903	90,681	1,869	253,116	1,869

Total Expenses	4,606,022	4,139,143	6,619	4,457,716	16,526

Net Loss For the Period	(4,606,022)	(4,139,143)	(6,619)	(4,457,716)	(16,526)

Net Loss Per Share – Basic and Diluted		(0.30)	–	(0.43)	–

Weighted Average Shares Outstanding		13,831,000	5,640,500	10,338,000	5,640,500

[1] Stock-based compensation is included in:
General and administrative		3,808,975	–	3,808,975	–

(The accompanying notes are an integral part of these financial statements)

Uranerz Energy Corporation
(formerly Carleton Ventures Corporation)
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	Nine Months
	Ended
	September 30,
	2005	2004
	$	$

Cash Flows Used In Operating Activities

Net loss for the period	(4,457,716)	(16,526)

Adjustments to reconcile net loss to cash used in operating activities:

Depreciation	768	–
Stock-based compensation	3,808,975	–

Changes in operating assets and liabilities:

Prepaid expenses	(5,590)	–
Accounts payable and accrued liabilities	42,709	24,277
Due to related parties	160,985	–

Net Cash Used in Operating Activities	(449,869)	7,751

Investing Activities

Purchase of property, plant and equipment	(7,086)	–
Advances to related party	(59,935)	–

Net Cash Flows Used In Investing Activities	(67,021)	–

Financing Activities

Common stock subscribed	623,565
Proceeds from issuance of common stock	698,815	–

Net Cash Flows Provided By Financing Activities	1,322,380	–

Increase In Cash	805,490	7,751

Cash - Beginning of Period	7,470	47

Cash - End of Period	812,960	7,798

Non-cash Investing and Financing Activities
Common stock issued for services	3,808,975	–

Supplemental Disclosures

Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

Uranerz Energy Corporation
(formerly Carleton Ventures Corporation)
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2005
(Expressed in US dollars)
(unaudited)

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at September 30, 2005, the Company has working capital of $609,690, and has accumulated losses of $4,606,022 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

	c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	d)	Property and Equipment

Property and equipment consists of computer hardware, is recorded at cost and is depreciated on a straight line basis over five years.

Uranerz Energy Corporation
(formerly Carleton Ventures Corporation)
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2005
(Expressed in US dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	e)	Mineral Property Costs

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

	f)	Financial Instruments

The fair values of cash advances to related party, accounts payable, accrued liabilities and due to related parties approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

	g)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

	h)	Foreign Currency Translation

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

	i)	Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock- Based Compensation”. All transactions in which goods or services are provided to the Company in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. The Company does not currently have a stock option plan.

	j)	Basic and Diluted Net Income (Loss) Per Share

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

Uranerz Energy Corporation
(formerly Carleton Ventures Corporation)
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2005
(Expressed in US dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	k)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2005 and 2004, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	l)	Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

Uranerz Energy Corporation
(formerly Carleton Ventures Corporation)
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2005
(Expressed in US dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	a)	Interim Financial Statements

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

	b)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

3.	Property and Equipment

September 30,
2005
		Accumulated	Net Carrying
	Cost	Depreciation	Value
	$	$	$
(unaudited)

Computer hardware	7,086	768	6,318

4.	Mineral Properties

(a)

The Company entered into an agreement dated March 14, 2001 to acquire a 100% interest in fourteen mineral claims located in Elko County, Nevada, in consideration of $10,052 and the issuance of 1,500,000 shares of common stock with a fair value of $15,000. This agreement was with a company controlled by a director of the Company. During the period ended September 30, 2005, the Company terminated its interest in these claims.

(b)

The Company entered into an agreement dated April 26, 2005 to acquire a 100% interest in two mineral claims located in Cochrane River, Saskatchewan, in consideration of $40,757 and a 2% royalty on all ores produced by the claims. This agreement was with a company controlled by a director of the Company. On October 20, 2005, the agreement was amended so that the Company has the one time right exercisable for ninety days following the completion of a bankable feasibility study to buy one half of the vendor’s royalty interest for $1,000,000. Refer to Note 8(d).

(c)

In May 2005 the President of the Company entered into an agreement to acquire a 100% interest to a mineral license in Khavtsal, Mongolia, in consideration of $105,945. The President of the Company intends to transfer title to the property to the Company upon the formation of a wholly owned subsidiary to be incorporated in Mongolia.

(d)

The President of the Company acquired, on behalf of the Company, the rights to seven exploration licenses located in Mongolia, of which six were acquired prior to September 30, 2005. To maintain the licenses in good standing, the Company must pay $0.05 per hectare in the first year, increasing to $0.10 per hectare in the second and third years, $1.00 per hectare in the fourth and fifth years, and $1.50 per hectare in the sixth and seventh years.

(e)

The Company has mineral leases in the State of Wyoming on 31 parcels of land, for an aggregate cost of $14,600. Some of the applications were made in the name of the President or the Vice-President of the Company and will be transferred to the Company in the next twelve months. The Company has also staked 140 mineral claims.

Uranerz Energy Corporation
(formerly Carleton Ventures Corporation)
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2005
(Expressed in US dollars)
(unaudited)

5.	Related Party Transactions

a)

During the nine month period ended September 30, 2005, the Company incurred $16,177 (2004 - $9,000) for general and administrative expenses to a company with common directors. At September 30, 2005, $68,368 is owing to this company, which is unsecured, non-interest bearing, and due on demand.

b)

During the nine month period ended September 30, 2005, the Company incurred $24,920 2004 - $nil) for consulting services (included in general and administrative expenses) to a company controlled by a director of the Company. At September 30, 2005, $25,612 is owing to this company, which is unsecured, non- interest bearing, and due on demand.

c)

During the nine month period ended September 30, 2005, the Company incurred $49,000 (2004 - $nil) for consulting services (included in general and administrative expenses), $5,645 towards mineral property costs, and $5,667 for general and administrative expenses to a director. At September 30, 2005, $46,355 is owing to this director, which is unsecured, non-interest bearing, and due on demand.

d)

During the nine month period ended September 30, 2005, the Company incurred $58,000 (2004 - $nil) for consulting services (included in general and administrative expenses), $6,590 towards mineral property costs, and $26,396 for general and administrative, to the President and a company controlled by the President.

e)

During the nine month period ended September 30, 2005, the Company incurred $3,096 of general and administrative expenses to a director. At September 30, 2005, $1,156 is owing to this director or a company controlled by this director, which is unsecured, non-interest bearing, and due on demand.

f)

During the nine month period ended September 30, 2005, the President was advanced $15,000 towards reimbursement of travel costs to be incurred and a further $44,935 towards mineral property costs to be incurred in Mongolia. At September 30, 2005, $29,741 is owing to the Company, which is unsecured, non- interest bearing, and due on demand.

	g)	During the nine month period ended September 30, 2005, the Company incurred $1,128 of general and administrative expenses to a director.

	h)	During the nine month period ended September 30, 2005, the Company incurred $853 of general and administrative expenses to a director.

i)

The mineral claims referred to in Note 4(b) was acquired from a company controlled by a director of the Company. The mineral licenses referred to in Note 4(c) and (d) were acquired and are held in the name of the President of the Company on behalf of the Company.

6.	Common Stock

a)

On August 31, 2005, the Company issued 3,775,000 shares of common stock at $0.001 per share as compensation to directors, officers and members of the Company’s Advisory Board for cash proceeds of $3,775. The shares were recorded at a fair value of $3,812,750, resulting in the recognition of stock-based compensation of $3,808,975.

	b)	On April 15, 2005, the Company issued 6,959,500 shares of common stock for proceeds of $695,039, net of offering costs of $911.

Uranerz Energy Corporation
(formerly Carleton Ventures Corporation)
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2005
(Expressed in US dollars)
(unaudited)

7.	Commitment

On September 1, 2005, the Company entered into an office and administration services agreement with a company with common directors, at a rate of $10,511 (CDN$12,305) per month, for a three-year term expiring on August 31, 2008. Future payments for the next three fiscal years are as follows:

2006	$126,100
2007	126,100
2008	84,100
$336,300

8.	Subsequent Events

a)

On October 17, 2005 the Company issued 5,245,000 units at $0.40 per share for gross proceeds of $2,098,000. The Company paid commission expenses of $40,320. Each unit consists of one share of common stock and one ½ warrant. Each full warrant entitles the investor to purchase one additional share at an exercise price of $0.60 per share for one year from the date of issue. The Company received proceeds of $623,565 prior to September 30, 2005, and subsequently received the balance in full.

b)

The Company entered into an agreement with a company effective November 1, 2005 for the provision of public and investor relations services for an initial term of one year. The Company agreed to pay $5,000 per month. On October 24, 2005 agreed to issue 200,000 shares of common stock to this company for public and investor relations services rendered.

c)

The Company entered into an agreement with a company effective November 1, 2005 for the provision of public relations services for an initial term of three months. The Company agreed to pay $6,000 per month, issue 100,000 shares of common stock, and pay expense reimbursements of up to $32,000.

d)

On November 4, 2005, the Company entered into an option agreement with Triex Minerals Corporation (“Triex”) on the Company’s two mineral properties located in northern Saskatchewan, Canada. Triex can earn a 60% interest in the property by paying the Company $75,000 and incurring $1,500,000 in exploration expenditures in stages by May 1, 2008. Triex can elect to earn an additional 10% interest by incurring an additional $1,500,000 by November 1, 2009. This agreement is subject to the terms and conditions of an underlying agreement as described in Note 4(b).

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of metals, commodities and precious metals, availability of funds, government regulations, common share prices, operating costs, capital costs, outcomes of ore reserve development and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements

Overview

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We have an interest in the properties described below:

Saskatchewan – Cochrane River
Mongolia – Khavtsal
Wyoming – Wyoming State mineral leases and federal mining claims

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

We had cash in the amount of $812,960 and working capital in the amount of $609,690 as of September 30, 2005. We anticipate that we will require additional financing in order to pursue our exploration programs beyond the preliminary exploration programs for our mineral properties that are outlined herein.

During the twelve month period following the date of this quarterly report, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations.

PLAN OF OPERATIONS

SASKATCHEWAN – COCHRANE RIVER

Our Saskatchewan property, called the Cochrane River property consists of two Mineral Prospecting Permits (MPP 1237 and MPP 1238) with a combined total areal extent of 67,480 ha (166,747 acres). The property is located in northern Saskatchewan. Ubex Capital Inc. (“Ubex”) filed an application with Saskatchewan Industry and Resources (“SIR”) to acquire the permits on 31st January, 2005, and certificates confirming title were subsequently issued by SIR on 4th March, 2005. The permits are registered in the name of Ubex with 100% unencumbered ownership. Permit application fees which were paid by Ubex Capital to the SIR were comprised of a refundable deposit of $15,000, and a recording fee of $0.15 per hectare for each permit.

We have entered into a mineral property purchase agreement with Ubex dated April 26th, 2005, to acquire an undivided 100% right, title and interest in the two mineral exploration properties. The agreement is subject to Ubex retaining a 2% royalty. Total consideration for this acquisition consists of a cash payment in the amount of $40,757, which is Ubex’s cost of acquisition of the two permits. We have completed this acquisition.

Ubex is 100% owned by Dennis Higgs, a director of the Company. Ubex will retain a royalty of 2% on the property and will split the royalty (1% each) with Darcy Higgs, Dennis Higgs’ brother, who owns 17.1 % of our shares of common stock.

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

Location and Access

The Cochrane River property is a single contiguous block of irregular outline, extending for approximately 62 km in a northeast-southwest direction and approximately 15 km in a northwest-southeast direction. The centre of the property is approximately 102° 40’ W, 58° 45’ N. The NTS map sheets 64 L/9, 10, 15 and 16.

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

The Athabasca Basin, extends for some 425 km east-west x 220 km north-south. Although much of the uranium ore is generally hosted by the overlying Athabasca Group sandstones, significant uranium mineralization commonly extends vertically beneath into the Wollaston Group rocks. This is particularly evident at the McArthur River deposit, where the majority of the uranium ore and the highest grades of mineralization occur in the underlying basement rocks.

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

Geological Reports on the Cochrane River Property

We do not know the geology of the property. We decided to conduct exploration activities on the property because uranium was discovered nearby.

Proposed Exploration Program

Phase	Work Description
Initiation	Compilation of results of prior work and analysis
Year 1 Reconnaissance Exploration	Structural/lineament analysis and interpretation
Year 1 Reconnaissance Exploration	Airborne EM survey
Year 1 Reconnaissance Exploration	Initial ground follow-up, prospecting, geochemical sampling
Year 2 Exploration	Ground EM surveys to pinpoint conductor targets
Year 2 Exploration	Diamond drilling of priority targets

Timetable and Budget

Work Item	Timetable	Budget
1. Compilation and analysis of results of prior work	In progress	$10,000
2. Acquire aeromag and IKONOS or airphoto coverage. Structural/lineament analysis and interpretation.	June, July, 2005	$30,000
3. Airborne EM survey	To be determined	$200,000
4. Initial ground follow-up, prospecting, geochemical sampling	To be determined	$80,000
5. Ground EM surveys to pinpoint conductor targets	To be determined	$75,000
6. Diamond drilling of priority targets	To be determined	$375,000

Subsequent to the quarter end the Company entered into a joint venture agreement with Triex Minerals Corporation to grant Triex the sole and exclusive right and option to acquire up to an undivided 70% interest in the Cochrane River Property.

MONGOLIA – KHAVTSAL

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

Glenn Catchpole entered into a purchase agreement, subject to due diligence and confirmation of title, to purchase a 100% interest in the Khavtsal project including the historical files of data on past work on the project, and commissions, for a total purchase price of $105,945 which has been paid. No additional payments or work commitments will be required subsequent to closing of the sale. The permit is recorded in the name of Glenn Catchpole because we had not set up a Mongolian corporation at the time the transaction was negotiated. Glenn Catchpole has not provided us with a signed or executed bill of sale in our favor. However, it is intended that he will transfer ownership of the project to a subsidiary corporation to be formed by us in Mongolia for holding all of our Mongolian permits and projects.

The legal status of the license is maintained by the payment of $0.10 per hectare in annual fees (2005) on or before the anniversary date of the license issue and by submitting exploration reports annually.

We will maintain the Khavtsal property in good standing for 12 months by recording the license transfer from the present owner to us by paying $1,609 in annual license fees on or before the license issuance anniversary and filing a suitable exploration report to the OGMC of Mongolia. Exploration Licenses may be held for seven years during which the exclusive right to obtain a mining license within the boundary of the license is held by the owner.

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

Exploration Phase	Work Required	Current Status
1.Data acquisition and compilation	Search files agencies Mongolia and Russia	Completed
2.Surface Data confirmation	Preliminary resample surface trenches	On going
3.Site visit and orientation	Field evaluation by Geologist	Completed – A report is being prepared
4.Report requirements for OGMC	Prepare report of exploration plans	Completed
5.Resurvey existing trenches and drill holes	Sub meter GPS survey by technicians
6.Digital Data entry	Entering data by technician
7.Generate Preliminary Drill sections	Product output by technician
8.Generate Preliminary 3D Model resource etc	Complete by geologist or specialist
9.Drill Data confirmation	Twin existing holes.
10.Design surface exploration program	Prepare plan by Geologist
11.Conduct surface exploration program	Execute plan by geologists, specialists, etc
12.Design drill program if warranted	Prepare Plan by geologist
13.Conduct Drilling program if warranted	Mobilize drill and execute
14.Evaluate exploration results	Evaluation and reporting by geologists

Stage of Exploration:	Timetable:	Cost:	Current Status
1.Data acquisition and compilation	2 months	$6,000	Completed October, 2005
2.Surface Data confirmation	15 days	$12,000	Partially completed
3.Site visit and orientation	4 days	$2,500	Partially completed
4.Report requirements for OGMC compliance	3 days	$1,200	Completed
5.Resurvey existing trenches and drill holes	7 days	$8,000	To be completed
6.Digital Data entry	1 month	$4,000	To be completed
7.Generate Preliminary Drill sections	4 days	$1,000	To be completed
8.Generate Preliminary 3D Model resource etc	15 days	$6,000	To be completed
9.Drill Data confirmation	2 months	$132,000	To be completed
10.Design surface exploration program	10 days	$4,000	Target date is February, 2006
11. Conduct airborne Radiometric	5 days	$80,000
11.Conduct surface exploration program	3 months	$65,000
12.Design drill program if warranted	10 days	$4,000
13.Conduct Drilling program if warranted	1 month	$300,000
14.Evaluate exploration results	14 days	$6,000
15. Other Data Acquisition, Camp, Expenses		$50,000
		$681,700

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

Regulations

We will have to comply with the following governmental regulations:

Governmental Regulation	Manner of Compliance
1. Establish a business presence in Mongolia	Establish a subsidiary or other, cost nominal
2. Comply with Khavtsal license transfer	Pay fees and record at OGMC.
3. Receive approval local Soum leaders	Secure written approval and pay any Fee.
4. Comply with reporting exploration plans	Consulting billing and file at OGMC
5. Environmental regulation compliance	Operate Exploration Responsibly
6. Maintain annual license fees	Payment of Fees to OGMC
7. Comply with Mongolian labor laws.	Ensure compliance service contractors.

Governmental Regulation	Estimated Cost:
1. Establish business presence in Mongolia	$2,000
2. Comply with Khavtsal license transfer	$2,000 including legal fees
3. Receive approval local Soum leaders	$1,000 to $5,000 estimated (negotiated)
4. Comply with reporting exploration plans	$1,000 in billable consulting
5. Environmental regulation compliance	$1,000
6. Maintain annual license fees	$1,609 in 2005
7. Comply with Mongolian labor laws.	Nominal cost

Exploration license fees are established by law and paid annually on or before the anniversary of license issue as:

Per hectare:	$0.05 for the first year, and $0.10 for each of the second and third years.
Per hectare:	$1.00 for each of the fourth and fifth year of the license.
Per hectare:	$1.50 for each of the sixth and seventh year of the license.

WYOMING – WYOMING STATE MINERAL LEASES AND FEDERAL MINING CLAIMS

Property Description and Ownership

Wyoming State Mineral Leases

We have applied for and received approval from the State of Wyoming for the sixteen (16) mineral leases covering 14,200 surface acres. Seven (7) of these leases are located in the Power River Basin and nine (9) are located in the northern part of an area generally referred to as the Great Divide Basin (or Red Desert).

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

The above mentioned state mineral leases are in the name of either Glenn J. Catchpole, our President, or George J. Hartman, our Vice-President, Mining or Uranerz Energy Corporation. The leases that are in the name of our President or Vice-President will be legally transferred to us in the near future.

Wyoming Mining Claims (federal mineral)

We are currently in the process of staking claims on federal and private lands in the state of Wyoming where the mineral rights are owned by the federal government. The specific locations of the claims being staked cannot be revealed at this time for business confidentiality reasons. In general, the claim staking will take place in the Powder River Basin and the northern Great Divide Basin. It is planned that 100 to 200 claims will be staked and recorded with the county and federal governments this year. It is also probable that we will purchase mineral claims directly from existing owners during the next twelve (12) months. The number of such acquisitions cannot be stated at this time.

A typical claim will have the dimensions of 1,500 feet by 600 feet and approximately twenty (20) acres in size. The county fee for filing a mineral claim varies between counties but is typically about $8 per claim. The federal fee for filing a mineral claim is $35 per claim.

The applications for the above mentioned mineral claims will be made in our corporate name.

Obligations in the First and Subsequent Years

Wyoming State Mineral Leases

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

Mineral Claims (federal mineral)

The annual maintenance fee is $125 per claim payable to the federal Bureau of Land Management. There are no minimum annual work requirements. The owner of the mineral claim must conduct his activities in a manner that is consistent with all applicable environmental laws and regulations.

Locations and Access

Wyoming State Mineral Leases

We have obtained sixteen (16) state mineral leases covering 14,200 acres. The owner of the mineral leases has the right of access subject to the paying of surface damages caused by him on any surrounding privately owned land. All the state leases we have obtained are in locations that are easily accessible. Specific routes will be identified for each lease area once the applications have been approved.

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

Geology

Wyoming State Mineral Leases

We do not have detailed geology on any of our state mineral leases. In general, we have applied for state leases located in sandstone basins of Cretaceous or Tertiary age and thus have the potential for the economic solution mining of uranium.

Mining Claims (federal mineral)

We do have some geologic information on most of the mining claims we have staked or are currently being staked. In general, we are staking claims on ground located in sandstone basins of Cretaceous or Tertiary age and thus have the potential for the economic solution mining of uranium.

Mining Activity and Equipment on the Properties

Wyoming State Mineral Leases

There is no mining activity or mining equipment on any of our state mineral leases.

Mining Claims (federal mineral)

There is no mining activity or mining equipment on any of the lands we have staked.

Status of Exploration

Wyoming State Mineral Leases

No exploration work has taken place by us on any of our state mineral leases.

Mining Claims (federal mineral)

No exploration work has taken place by us on any of the lands we have staked.

Prior Exploration Work

Wyoming State Mineral Leases

At this time, we do not have knowledge of any prior exploration work on any of our staked mineral leases.

Mining Claims (federal mineral)

On most of the lands we have staked the property reflects previous exploration work.

Geological Reports

Wyoming State Mineral Leases

We have not yet commissioned any geologic reports on any of our state mineral leases.

Mining Claims (federal mineral)

We have not yet commissioned any geologic reports on any of our staked claims.

Proposed Exploration Program

Wyoming State Mineral Leases

Year 1 – obtain all possible existing geologic information and evaluate the information. Describe surface geology. Review all available regional information and information that may be available from neighbors. Identify those state leases with best potential and design exploration programs that include some drilling. Prepare summary geologic report on each state section for management.

Year 2 – conduct exploration by drilling on those state leases identified as having the best potential. Evaluate the results of the drilling program and prepare summary reports for management . At the end of the year drop those state leases that have been identified as having low potential. Design exploration drilling programs for the next year on those state leases continuing to show significant uranium potential.

Year 3 – conduct exploration drilling program on the state leases with best potential. Evaluate results of the drilling program. At end of the year drop any of the state leases that have been identified from the drilling to have low potential. Prepare summary report for management including an update of the reserve numbers and recommendations for development using ISL mining.

Mining Claims (federal mineral)

Year 1 – obtain all possible existing geologic information and evaluate the information. Describe surface geology. Review all available regional information and information that may be available from neighbors. Identify those claim areas with best potential and design exploration programs that include some drilling. Prepare summary geologic report on each mining claim.

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

Wyoming State Mining Leases

Year 1 - $10,000
Year 2 - $100,000
Year 3 - $100,000

Mineral Claims (federal mineral)

Year 1 - $10,000
Year 2 - $150,000
Year 3 - $150,000

Possible Delaying Factors

Wyoming State Mineral Leases

Year One – difficulty in obtaining existing information on a timely basis.

Year Two – difficulty in contracting drilling rigs and logging units. In Wyoming there is currently a shortage of exploration drilling rigs caused by the recent rapid development in the coal bed methane industry. The expected increase in uranium exploration in Wyoming in the next two to three years will also increase the difficulty of contracting for drilling rigs and logging units. Another possible delaying factor a shortage of experienced uranium geologists.

Year Three – same as Year Two, above.

Mining Claims (federal mineral)

Year One – difficulty in obtaining existing information on a timely basis.

Year Two – difficulty in contracting drilling rigs and logging units. In Wyoming there is currently a shortage of exploration drilling rigs caused by the recent rapid development in the coal bed methane industry. The expected increase in uranium exploration in Wyoming in the next two to three years will also increase the difficulty of contracting for drilling rigs and logging units. Another possible delaying factor a shortage of experienced uranium geologists.

Year Three – same as Year Two, above.

Possible Cost Escalation Factors

Wyoming State Mineral Leases

Year One – None expected.

Year Two – Increasing fuel costs. Escalating drill rig and logging unit costs in short supply situation. Increasing professional salaries in a short supply situation.

Year Three – same as Year Two above.

Mining Claims (federal mineral)

Year One – None expected.

Year Two – Increasing fuel costs. Escalating drill rig and logging unit costs in short supply situation. Increasing professional salaries in a short supply situation.

Year Three – same as Year Two above.

We have not conducted any exploration activity on our mining claims.

Selection of Contractor Factors

Wyoming State Mineral Leases

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

Mining Claims (federal mineral)

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

RESULTS OF OPERATIONS

The Company’s net loss increased to $4,457,716 from $16,526 during the same prior year period. The Company’s general and administrative expenses were $4,203,832 for the nine month period ending September 30, 2005 compared to $14,657 for the nine month period ending September 30, 2004. This is the Company’s sixth year of operations. The increase includes stock-based compensation as a result of the Company issuing 3,775,000 shares of common stock at $0.001 per share as compensation to directors, officers and members of the Company’s Advisory Board for cash proceeds of $3,775. The shares were recorded at a fair value of $3,812,750, resulting in the recognition of stock-based compensation of $3,808,975. The Company anticipates that general and administrative expenses may increase in Fiscal 2005 if the Company moves ahead with the further exploration of its mineral properties or acquires an interest in additional mineral properties.

The Company acquired several mineral properties at a cost of $253,116 for the nine month period ending September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our cash position at September 30, 2005 was $812,960. We had working capital of $609,690 as of September 30, 2005.

Private Placement Financing

Subsequent to the quarter end we completed a private placement financing of 5,245,000 units at $0.40 per unit for gross proceeds of $2,098,000. We paid a commission of $40,320. Each unit consists of one share of common stock and one-half share purchase warrant with one full warrant exercisable to purchase one additional common share at $0.60 for a period of one year. We received $623,565 of these proceeds prior to September 30, 2005. We plan to use the proceeds of the financing to carry out exploration programs on our mineral properties.

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

CRITICAL ACCOUNTING POLICIES

Mineral Property Costs

We have been in the exploration stage since our inception and we have not yet realized any revenues from our planned operations. We are primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When we have been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

To date, we have not established the commercial feasibility of any of our exploration prospects, therefore, all costs are being expensed.

ITEM 3.           CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Glenn Catchpole, and our Chief Financial Officer, Ms. Aileen Lloyd. Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. The Company engaged an outside consulting arm to assist in the preparation of its quarterly and annual financial statements. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended September 30, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

ITEM 1           LEGAL PROCEEDINGS

We currently are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 2           CHANGES IN SECURITIES AND USE OF PROCEEDS

We have reported sales of securities without registration under the Securities Act of 1933 during our fiscal quarter ended September 30, 2005 on the following Current Reports on Form 8-K that we have filed with the Securities and Exchange Commission.

Report	Date of Filing with SEC
Current Report on Form 8-K	September 9, 2005

We have not completed any sales of securities without registration pursuant to the Securities act of 1933 during the fiscal quarter ended September 30, 2005 that were not reported on the Current Reports on Form 8-K described above.

ITEM 3           DEFAULT UPON SENIOR SECURITIES

None

ITEM 4           SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to our security holders for a vote during the third quarter of our fiscal year ending September 30, 2005.

ITEM 5           OTHER INFORMATION

None

ITEM 6           EXHIBITS

    (a)     Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation(1)
3.2	Bylaws, as amended(1)
4.1	Share Certificate(1)
10.1	Office and Administration Services Agreement between the Company and Senate Capital Group Inc. dated September 1, 2005 (2)
10.2	Agreement for Services between the Company and Highlands Capital, Inc. dated November 1, 2005(3)
10.3	Financial Public Relations Agreement between the Company and Accent Marketing Ltd. dated November 1, 2005(4)
10.4	Mineral Property Purchase Agreement between the Company and Ubex Capital Inc. dated April 26, 2005(5)

10.5	Joint Venture Agreement between the Company and Triex Minerals Corporation dated November 4, 2005(6)
10.6	Consulting Agreement between the Company and Ubex Capital Inc. for management and consulting services (7)
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; (8)
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; (8)
32.1	Certification of CEO Pursuant to 18 U.S.C. Sect ion 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (8)
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (8)

(1) Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Form AB-2 filed March 15, 2002

(2) Filed as an exhibit to this Quarterly Report on Form 10-QSB

(3) Filed as an exhibit to this Quarterly Report on Form 10-QSB

(4) Filed as an exhibit to this Quarterly Report on Form 10-QSB

(5) Filed as an exhibit to this Quarterly Report on Form 10-QSB

(6) Filed as an exhibit to this Quarterly Report on Form 10-QSB

(7) Filed as an exhibit to this Quarterly Report on Form 10-QSB

(8) Filed as an exhibit to this Quarterly Report on Form 10-QSB.

SIGNATURES

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

URANERZ ENERGY CORPORATION
(formerly Carleton Ventures Corp.)

By:	“Glenn Catchpole”
Glenn Catchpole
President
Date: November 18, 2005