Form 10KSB
period 2005-12-31
URANERZ ENERGY CORP.
filed 2006-04-14
CIK 1162324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[           ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ________________________

COMMISSION FILE NUMBER 000-50180

URANERZ ENERGY CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

NEVADA	98-0365605
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

Suite 1410 – 800 West Pender Street,
Vancouver, B.C.	V6C 2V6
(Address of Principal Executive Offices)	(Zip Code)

(604) 689-1659
(Issuer’s Telephone Number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 per share

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [ x ] No [           ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [           ] No [ x ]

State issuers revenues for its most recent fiscal year. Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $50,717,300 as at April 6, 2006

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
29,425,750 Shares of Common Stock as at April 12, 2006

URANERZ ENERGY CORPORATION
FORM 10 -KSB
TABLE OF CONTENTS

PART 1

ITEM 1.                DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

The information in this Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of uranium and commodities, availability of funds, government regulations, common share prices, operating costs, capital costs, outcomes of ore reserve development and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

CORPORATE ORGANIZATION

We were incorporated under the laws of the State of Nevada as Carleton Ventures Corp. on May 26, 1999. On July 5, 2005, we changed our name from Carleton Ventures Corp. to Uranerz Energy Corporation.

INTRODUCTION

We are engaged in the acquisition, exploration and development of uranium properties. We own interests in properties in Wyoming, USA; Saskatchewan, Canada; and Mongolia. We have entered into joint venture agreements for each of our Saskatchewan and Mongolia properties whereby the joint venture partner for each property can earn an ownership interest in the property. Our plan of operations for the next twelve months is to conduct exploration of our mineral properties located in the State of Wyoming. We anticipate that our joint venture partners will conduct exploration of our Saskatchewan and Mongolian mineral properties.

We are an exploration stage company. All of our projects are at the exploration stage and there can be no assurance that a commercially viable mineral deposit, or reserve, exists on any of our properties until appropriate exploratory work is done and a comprehensive evaluation based on such work concludes legal and economic feasibility. Further exploration beyond the scope of our planned exploration activities will be required before a final evaluation as to the economic and legal feasibility of mining of any of our properties is determined. There is no assurance that further exploration will result in a final evaluation that a commercially viable mineral deposit exists on any of our mineral properties. We anticipate that we will require additional financing in order to pursue full exploration of these claims. We do not have sufficient financing to undertake full exploration of our mineral claims at present and there is no assurance that we will be able to obtain the necessary financing. Because of the long lead times for environmental permitting of mining operations in North America, we will start collecting environmental baseline data on two or three of our properties in Wyoming that we feel have the potential, based on data in our possession, of being developed into commercial in-situ leach uranium mines.

MINERAL PROPERTIES AND PLAN OF OPERATIONS

We hold interests in the following mineral properties as described below:

Name of Property	Location
Cochrane River Property	Saskatchewan, Canada
Eight Exploration Licenses	Mongolia
State Mineral Leases and Federal Mining Claims	Wyoming, USA

Our plan of operation is for us (or our partners in case of Canada and Mongolia) to carry out exploration on our mineral properties at the locations indicated in the above table. Our specific exploration plan for each of our mineral properties, together with information regarding the location and access, history of operations, present condition and geology of each of our properties, is presented in Item 2 of this Annual Report on Form 10-KSB under the heading “Description of Properties.” Most of our exploration programs are preliminary in nature in that their completion will not result in a determination that our properties contain commercially exploitable quantities of mineralization.

Our exploration program in Wyoming will be directed by our management and will be supervised by Mr. George Hartman, our vice-president of mining. We will engage contractors to carry out our exploration programs under Mr. Hartman’s supervision. Contractors that we plan to engage include project geologists, drilling companies and geophysical logging companies, each according the specific exploration program on each property. Exploration of our Saskatchewan and Mongolian mineral properties will be undertaken by our partners, Triex Minerals Corporation and Bluerock Resources Ltd., respectively. Our budgets for our exploration programs are set forth in Item 2 of this Annual Report on Form 10-KSB under the heading “Description of Properties.”

Our board of directors will make determinations as to whether to proceed with the additional exploration of our Wyoming mineral properties based on the results of the preliminary exploration that we undertake. In completing these determinations, we will make an assessment as to whether the results of the exploration are sufficiently positive to enable us to achieve the financing that would be necessary for us to proceed with more advanced exploration. On our Saskatchewan and Mongolian mineral properties our partners are committed to certain minimum exploration expenditures over a four year period. The management of Triex Minerals and Bluerock Resources will be responsible for overseeing the exploration in Saskatchewan and Mongolia, respectively, and to submit annual exploration plans to us for our review. They are also required to submit annual reports on the results of their exploration efforts in these two countries.

We plan to continue exploration of our mineral properties for so long as the results of the geological exploration that we complete indicate that further exploration of our mineral properties is warranted, and we are able to obtain the additional financing necessary to enable us to continue exploration. Exploration activities are subject to various national, state, foreign and local laws and regulations in the United States, Canada, and Mongolia. All exploration activities on our mineral properties are presently preliminary exploration activities. Advanced exploration activities, including the completion of drilling programs, will be necessary before we are able to complete any feasibility studies on any of our mineral properties.

The agreements pursuant to which we acquired our interests in properties provide that we must make a series of cash payments over certain time periods, expend certain minimum amounts on the exploration of the properties, contribute our share of ongoing expenditures, or make annual maintenance payments to the governments. If we fail to make such payments or expenditures in a timely fashion, we may lose our interest in those properties. Further, even if we do complete exploration activities, we may not be able to obtain the necessary licenses to conduct mining operations on the properties, and thus would realize no benefit from our exploration activities on the properties.

The business of mineral exploration and extraction involves a high degree of risk. Few properties that are explored are ultimately developed into production. At present, none of our properties has a known body of commercial ore. Unusual or unexpected formations, formation pressures, fires, power outages, labor disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labor are other risks involved in extraction operations and the conduct of exploration programs. Although we intend to carry liability insurance with respect to our mineral exploration operations, we may become subject to liability for damage to life and property, environmental damage, cave-ins or hazards against which we cannot insure or against which we may elect not to insure. There are also physical risks to the exploration personnel working in the rugged and remote terrain of all three countries, often in poor climate conditions. Previous mining operations may have caused environmental damage at certain of our properties. It may be difficult or impossible to assess the extent to which such damage was caused by us or by the activities of previous operators, in which case, any indemnities and exemptions from liability may be ineffective. If any of our properties is found to have commercial quantities of ore, we would be subject to additional risks respecting any development and production activities. Most exploration projects do not result in the discovery of commercially mineable deposits of ore.

COMPETITION

We are a junior mineral resource exploration company. We compete with other mineral resource exploration companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to achieve the financing necessary for us to conduct further exploration of our mineral properties.

We will also compete with other junior mineral exploration companies for financing from a limited number of investors that are prepared to make investments in junior mineral exploration companies. The presence of competing junior mineral exploration companies may impact on our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as cement, drilling mud, and certain equipment such as gamma ray detectors, drilling rigs, and logging trucks that we might need to conduct exploration. In Wyoming we have identified a drilling contractor and a logging contractor to work for us during the 2006 field season, and our partner in Saskatchewan has been successful to date in obtaining necessary contract services. In Mongolia, our partner is currently attempting to secure the necessary exploration contractors. We will continually attempt to locate products, equipment and materials as needed. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

GOVERNMENT REGULATIONS

Exploration and development activities are subject to various national, state, foreign and local laws and regulations in the United States, Canada and Mongolia, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We plan to complete our exploration programs in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed thereunder in the United States, Canada and Mongolia.

Mineral Property Interests

We are required to maintain our ownership interests in the various mineral claims and leases that comprise our mineral properties in accordance with applicable government regulation. Information regarding our obligations is set forth in detail in this Annual Report in Item 2 – Description of Properties.

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

EMPLOYEES

Currently we have two full-time contract employees and three part-time contract employees. An additional full time employee is contracted to start working for us in May 2006.

SUBSIDIARIES

As of January 9, 2006, we own one subsidiary which is a Mongolian limited liability company with the name Rolling Hills Resources, LLC. Six of our Mongolian exploration licenses are held in the name of our subsidiary company. It is planned that the other two Mongolian exploration licenses, one currently in the name or our president and one in the name of our consulting geologist, will be transferred into our Mongolian subsidiary company within the next two months (by the end of May 2006).

ITEM 2.                DESCRIPTION OF PROPERTIES

We maintain our head office at Suite 1410 – 800 West Pender Street, Vancouver, B.C., V6C 2V6 and an exploration office at 1701 East “E” Street, Casper, Wyoming, 82601.

We currently have properties that are prospective for Uranium mineralization located in Saskatchewan, Mongolia and Wyoming.

COCHRANE RIVER PROPERTY

1.      Location and Access

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

Property Location Map

2.      Ownership Interest

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

Permit application fees which were submitted by Ubex, payable to SIR, were as follows:

For each permit, a refundable deposit of $15,000, and a recording fee of $0.15 per hectare.

The legal description of the permits consists of a listing of corner coordinates (NAD 27), as follows:

Permit MPP 1237

1.	102< 47’ 19.68” W 58< 45’ 00” N
2.	102< 34’ 58.80” W58< 40’ 30” N
3.	102< 52’ 08.40” W 58< 30’ 00” N
4.	103< 00’ 00” W 58< 30’ 00” N
5.	103< 00’ 00” W 58< 39’ 19.08” N

Permit MPP 1238

1.	102< 47’ 19.68” W 58< 45’ 00” N
2.	102< 34’ 58.80” W 58< 40’ 30” N
3.	102< 25’ 01.20” W58< 46’ 16.32” N
4.	102< 27’ 52.20” W 58< 47’ 44.88” N
5.	102< 15’ 34.20” W58< 54’ 11.16” N
6.	102< 17’ 14.28” W 58< 55’ 02.64” N
7.	102< 34’ 00” W58< 49’ 55.56” N
8.	102< 40’ 22.08” W58< 48’ 05.94” N

Title to MPP1237 and MPP 1238 has been sold to us by Ubex. We have entered into a mineral property purchase agreement with Ubex dated April 26th, 2005, to acquire an undivided 100% right, title and interest in the two mineral exploration properties. The agreement is subject to Ubex retaining a 2% royalty. Total consideration for this acquisition consists of a cash payment in the amount of CDN $40,756.95, which is Ubex’s cost of acquisition of the two permits. The sale of the properties to us has been completed.

Ubex Capital Inc. is 100% owned by Dennis Higgs, one of our directors. Ubex will retain a royalty of 2% on the property and will split the royalty (1% each) with Darcy Higgs, Dennis Higgs’ brother, who is a greater than 5 % shareholder of our common stock.

On October 20, 2005 an amendment to this agreement was signed that allows us the one time right exercisable for 90 days following completion of a bankable feasibility study to buy up to one half (50.0%) of Ubex’s royalty interest (i.e. an amount equal to 1% Royalty) for $1,000,000 (Canadian currency), leaving Ubex to retain not less than a 1% Royalty.

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

In November, 2005, we signed an agreement to joint venture our Cochrane River property located in northern Saskatchewan, Canada, with Triex Minerals Corporation (“Triex”). Triex can earn a 60% interest in the Cochrane River property by making payments to us of Cdn$75,000 and spending Cdn$1,500,000 on the property by May 1, 2008. After completing the 60% earn-in phase, Triex can elect to earn an additional 10% interest in the project by spending an additional Cdn$1,500,000 by November 1, 2009.

3.      History of Operations

No exploration work has been conducted by us on the Cochrane River property. No mineralized material is known to exist.

4.      Present Condition of the Property and Proposed Exploration Program

Our Saskatchewan mineral properties are undeveloped and do not contain any open-pit or underground mines. There is no plant or equipment located on our Saskatchewan mineral properties.

Since we have signed an agreement to joint venture our Cochrane River property with Triex Minerals Corporation, Triex will be the operator of the exploration programs for this joint venture. Any exploration undertaken by Triex will be at its expense under the terms of the joint venture agreement. There is no assurance that Triex will make the cash payments or undertake the full amount of the exploration expenditures necessary for it to earn an interest in our Saskatchewan properties.

A compilation and analysis of prior exploration was prepared by Robertshaw Geophysics Ltd. of Saskatoon, Saskatchewan. Previous exploration on the Cochrane River property has identified several electromagnetic conductors. As of January 2006, Triex has completed a detailed airborne geophysics survey on the Cochrane River properties. Fugro Airborne Surveys completed helicopter-borne DIGHEM V geophysical surveys (EM and magnetic) over four grids on the Cochrane River property for a total of 1,949 line kilometres. All the grids were flown at 100 metre line spacing to produce high resolution data. The grid areas covered major boundary zones on regional airborne magnetic maps, and on the location of known mineral occurrences, geochemical anomalies and previously defined conductors.

Follow-up with ground geophysics will be considered for the end of this winter season pending complete processing and interpretation of data and integration with regional data sets. A follow-up exploration program including prospecting, mapping and geochemistry, as well as ground-based geophysics, is anticipated for the summer field season.

5.      Geology

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

The Athabasca Group sandstone rocks are approximately 1.7 billion years in age, and there is evidence that these rocks were once thicker (by probably 2 km or more) and much more extensive in area. The Cochrane River property may have been overlain by Athabasca Group sandstones for a significant portion of its geological history. Unconformity-type uranium deposits could have formed within the property at that time. Although now eroded to below the level of Athabasca Group coverage, any underlying basement-hosted or root zones of mineralization should be preserved. These are the targets of the present exploration program at the Cochrane River property.

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

MONGOLIA

1.      Location and Access

Our eight exploration licenses in Mongolia are spread out across the country into four regional areas that we call the North Gobi Project, the East Gobi Tamtsag Project, the Central Gobi Project, and the West Central Highland Project. A tabulation of the eight licenses is presented below that includes location coordinates. A location map follows the table. Generally speaking, access to all eight licenses is by vehicles departing from the capital city of Ulaan Baatar. Roads, except in the immediate vicinity of Ulaan Baatar, are unimproved dirt/gravel and often just two track. Four wheel drive vehicles are the standard means of travel by western field crews on the Mongolian road system. Access to the capital city of Ulaan Baatar from outside of the country is by commercial air.

Table of Mongolian Licenses

No.	License No	Name Of licence	Coordinates		Aimag* and Soum (Province)	Area (Hectares)
1	8560X	Ulaankhush uu (Khavtsal)	109 01 20 10911 20 109 11 20 109 01 20	45 34 10 45 34 10 45 27 30 45 27 30	DG (Airag)	16091
2	10166X	Ovor bel	116 01 00 116 19 00 116 19 00 116 01 00	47 20 10 47 20 10 46 50 30 46 50 30	DO Matad	124527
3	10167X	Tasarkhai	115 30 00 116 00 00 116 00 00 115 30 00	47 00 00 47 00 00 46 54 00 46 54 00	DO Matad	42325
4	10165X	Khudgiin us	109 20 00 109 29 50 109 29 50 109 20 00	45 42 40 45 42 40 45 40 00 45 40 00	DG Airag	6308
5	10168X	Khartolgoi	105 05 00 105 25 00 105 25 00 105 05 00	45 00 00 45 00 00 44 51 30 44 51 30	DU Khuld, Delger khangai	41430
6	10169X	Chuluut	105 55 00 106 08 00 106 08 00 106 05 40 106 05 40 106 08 00 106 08 00 105 55 00	45 00 00 45 00 00 44 58 50 44 58 50 44 56 40 44 56 40 44 47 00 44 47 00	DU Khuld, Olziit	39987
7	10241X	Chuluut	100 27 00 100 30 00 100 30 00 100 36 00 100 36 00 100 27 00	48 17 00 48 17 00 48 17 10 48 17 10 48 11 30 48 11 30	AR Ondor ulaan, Tariat	11589
8	10315X	Tolgod	109 00 00 109 05 20 109 05 20 109 00 00	45 54 00 45 54 00 45 52 00 45 52 00	DG Dalan jargalan	2558

DG – Dornogobi, DU – Dundgobi, AR – Arkhangai, DO – Dornod

Location Map of the Uranerz Mongolian Exploration Licenses

Khavtsal Location Map

The Khavtsal property (license no. 8560X), our most advanced exploration property in Mongolia, is 321 kilometers south-southeast of Ulaan Baatar, the capital city of Mongolia in the Dornogovi province and Armag sub province. The approximate geographic center of the property is at 45°32’42” and 109°07’08’. Access to the property is by surfaced and undeveloped roads that head southerly from Ulaan Baatar. These roads parallel the main railway between Ulaan Baatar and southern Mongolia. The property is 30 kilometers south from the station Khar Armag along this railway.

License numbers 10168X and 10169X are located 108km southwest and 80km southwest respectively from the city of Mandalgobi in the Dungovi province of Mongolia. Access is by primary improved and secondary roads.

License numbers 10165X and 10315X are located 108km southeast from the city of Sumber in the Dornogovi province of Mongolia. Access is provided by primary and secondary roads that parallel the central Mongolia railway between the capital of Ulaan Baatar and the border with China to the south.

License number 10241X is within an area known as Chuluut, approximately 102km northwest of the city of Tsetserleg in the province of Arhangav of Mongolia.

License numbers 10167X and 10166X are located 139km and 145km southeast respectively southeast of Choibalsan. Access is by primary and secondary roads.

2.      Ownership Interest

In May 2005, Glenn Catchpole, our president, acquired a 100% interest in the Khavtsal property through a purchase of an exploration license legally recorded and transferred in accordance with the Mongolian Mining Law. The Khavtsal property is recorded at the OGMC by license number #8560X and covers 16,091 hectares.

Mongolia allows for the application of a mineral exploration license through the Office of Geological and Mining Cadastre Office (“OGMC”), an agency of the Mineral Resource Authority of Mongolia. Exclusive rights to explore are granted to individuals or companies, subject to approval of a correctly submitted license application and exploration conducted in compliance with specified mineral law.

Glenn Catchpole entered into a purchase agreement, subject to due diligence and confirmation of title, to purchase a 100% interest in the Khavtsal project including the historical files of data on past work on the project, and commissions, for a total purchase price of $105,945. No additional payments or work commitments will be required subsequent to closing of the sale. The permit is recorded in the name of Glenn Catchpole because we had not set up a Mongolian corporation at the time the transaction was negotiated. Glenn Catchpole has not provided us with a signed or executed bill of sale in our favor. However, it is intended that he will transfer ownership of the property to our subsidiary corporation, Rolling Hills Resources, during his next trip to Mongolia in April 2006.

The exploration license currently held by our consulting geologist, Dr. Tumenbayar, is license number 10315X. It is also intended that this license will be transferred into Rolling Hills Resources in the near future. There is no known previous exploration for uranium on this license area.

The legal status of exploration licenses are maintained by the payment of $0.10 per hectare in annual fees (for the second and third years) on or before the anniversary dates of the issuance of the licenses, and by submitting exploration plans and reports annually.

We will maintain all our exploration licenses in good standing by paying the annual license fees on or before the license issuance anniversary dates, and by filing suitable exploration plans and reports to the OGMC of Mongolia. Exploration Licenses may be held for seven years during which the exclusive right to obtain a mining license within the boundary of the license is held by the owner.

3.      History of Operations

In late September and early October of 2005 we had two contract geologists visit the properties covered by four of our exploration licenses (8560X, 10315X, 10165X & 10241X), and perform a limited amount of surface exploration. No other exploration by Uranerz has occurred on our eight exploration licenses up to this point in time. With the exception of the Khavtsal license (8560X) discussed below, we do not have in our possession any prior geologic information on our Mongolian exploration licenses except that of a general nature discussed below.

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

The Khavtsal property was the subject of historic work completed and reported on by the Russian-Mongolian Survey in 1987.

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

We have not completed any exploration work on the other seven properties except as noted above. All our licenses fall within areas that the Russian-Mongolian Survey completed airborne radiometric surveys during regional uranium exploration in the 1980s. Some properties will have summary reports on file at the Geologic Information Center within the offices of the Mineral Resource Authority of Mongolia (MRAM). These reports will be researched to determine the extent of ground work completed by the Russian-Mongolian survey in following up selected radiometric anomalies that may fall on our license areas. The license acquisitions are for the purpose of uranium exploration and do not have proven reserves. Some of the licenses may have limited drill-indicated or trench-sampled uranium mineralization suggesting favorable exploration potential but this is not yet substantiated by a thorough review of data files and reports at the Geologic Information Center of MRAM or other sources.

Exploration work on these seven license areas in some cases is limited to airborne radiometric surveys conducted by the Russian-Mongolian Geologic Survey. The extent of other ground work conducted, if any, is still under review by us.

We have acquired only very preliminary summaries (brief translations) of Russian-Mongolian Survey reports from the Geologic Information Center in the offices of the Mineral Resource Authority of Mongolia that may have information useful for exploring on our license areas. Most of these reports are of a general nature, and regional studies are not necessarily property specific. Translations and additional data searches are being provided to us by a Mongolian geologic consultant based in Ulaan Baatar, Mongolia.

4.      Present Condition of the Property and Current State of Exploration

Our Mongolian mineral properties are undeveloped and do not contain any open-pit or underground mines. There is no plant or equipment located on our Mongolian mineral properties.

Subsequent to the year end we signed a letter agreement to joint venture our eight Mongolian exploration licenses with Bluerock Resources Ltd. (“Bluerock”). Under the terms of the agreement, which is subject to approval by the TSX Venture Exchange (Canada), Bluerock is to issue 150,000 Bluerock Resources Ltd. shares to Uranerz and make cash payments of $205,000 over a four-year earn-in period. Bluerock has the option to earn a 55% interest in these projects by spending $3,000,000 on the properties over four years. The required cash payments and exploration expenditures required in order to enable Bluerock to acquire a 55% interest are summarized as follows:

(a)	Cash and Shares Consideration

	(i)	$5,000 upon execution of the letter agreement;
	(ii)	$30,000 and 150,000 shares of Bluerock paid to the Company by April 21, 2006 upon TSX Venture Exchange approval and certain conditions (good title etc) are met;
	(ii)	$30,000 by October 18, 2006;
	(iii)	$40,000 by October 18, 2007;
	(iv)	$50,000 by October 18, 2008; and
	(v)	$50,000 by October 18, 2009.

(b)	Expenditures as follows:

	(i)	$400,000 in year ended October 18, 2006;
	(ii)	$500,000 in year ended October 18, 2007;
	(iii)	$900,000 in year ended October 18, 2008; and
	(iv)	$1,200,000 in year ended October 18, 2009.

The work program during this period will be managed by Bluerock. Uranerz retains the right to earn back 6% of the joint venture by spending US $300,000, at which time a Joint Venture would be formed with Uranerz holding 51% and Bluerock holding 49%.

The joint venturing of the exploration of these Mongolian projects will allow Uranerz to focus on its Wyoming projects.

Bluerock expects to focus an aggressive drilling and trenching campaign on the Khavtsal Property, while conducting more reconnaissance level work on the other seven licenses. It is hoped that the drilling and trenching campaign will validate the historical work and give a clearer view of the economic potential of the Khavtsal project. The exploration team will consist of both Bluerock and Uranerz employees and consultants, combining the strengths of both companies to deliver an effective and efficient exploration program. Any exploration undertaken by Bluerock will be at its expense under the terms of the joint venture agreement. There is no assurance that Bluerock will make the cash payments or undertake the full amount of the exploration expenditures necessary for it to earn an interest in our Mongolian properties.

Exploration license fees are established by law and paid annually on or before the anniversary of license issue as:

Per hectare:	$0.05 for the first year, and $0.10 for each of the second and third years.
Per hectare:	$1.00 for each of the fourth and fifth year of the license.
Per hectare:	each of the sixth and seventh year of the license.

5.      Geology

Khavtsal is one of approximately sixty significant sediment-hosted uranium occurrences identified and explored by the Russian-Mongolian Survey during the 1980s. The local geologic setting is referred to as the Ulaan Nuur depression. Uranium occurs within a sedimentary sequence that includes significant amounts of organic and carbonaceous material.

The geology of the area includes a basement of Proterozoic to Paleozoic metamorphic igneous rocks that are covered by Jurassic basalts and quartz-porphyries. This sequence of Jurassic igneous rocks is covered by Upper Jurassic and Lower Cretaceous conglomerates and sandstones which are covered by young alluvial deposits.

All of our license areas have prospective characteristics that indicate favorability for hosting sediment-hosted, near-surface uranium deposits including a proximity to known sandstone-hosted uranium occurrences as identified by Russian-Mongolian survey work, radiometric anomalies and/or favorable geology. The licenses fall within areas surface mapped as or inferred to contain Upper Jurassic to Lower Cretaceous sedimentary sequences, and generally occur within basins framed by uplands comprised of crystalline rocks likely to provide a source for secondary transport of uranium into the basin by groundwater flow. These geologic setting in Mongolia have demonstrated uranium deposit potential by comparison to known deposit occurrences. Similar geologic settings in China, the Commonwealth of Independent States (“CIS”) and Russia, countries surrounding Mongolia, have demonstrated economic uranium production as well.

WYOMING

1.      Location and Access

Wyoming State Mineral Leases

We have applied for and received approval from the State of Wyoming for the 16 mineral leases covering 14,200 surface acres. Seven of these leases are located in the Power River Basin and nine are located in the northern part of an area generally referred to as the Great Divide Basin (or Red Desert). There are 31 separate parcels of land on these 16 state mineral leases.

The fee for the applications is a flat $25 per application plus $1 per acre for the first year rental making the total $665 per state section. The total amount paid for leasing of the seventeen plus sections is $11,530. The owner of a mineral lease on state land has the right to explore for and extract any solid mineral lying on or below the surface of the land.

The above mentioned state mineral leases are in the name of either Glenn J. Catchpole, our President, or George J. Hartman, our Vice-President, Mining or Uranerz Energy Corporation. The leases that are in the name of our President or Vice-President are held in trust for us. We expect that legal title to these leases will be transferred to us in the near future.

Wyoming Mining Claims (federal mineral)

We have staked 198 federal lode mining claims on federal and private surface lands in the state of Wyoming where the mineral rights are owned by the federal government. In general, the claim staking is either in the Powder River Basin or the northern Great Divide Basin. We have staked 198 individual mining claims covering approximately 2,025 hectares (5,000 acres) and they have been recorded with the county and federal governments. It is our objective to purchase additional mineral claims and fee minerals directly from current private owners during the next twelve months, although there is no assurance that any acquisitions will be completed.

A typical claim will have the dimensions of 1,500 feet by 600 feet and approximately 20 acres in size. The county fee for filing a mineral claim varies between counties but is typically about $8 per claim. The federal fee for filing a mineral claim is $35 per claim. The applications for the above mentioned mineral claims will be made in our corporate name.

In addition to the 198 federal mining claims mentioned above, we have acquired through purchase or agreement from third parties the rights to 54 additional federal mining claims, all located within the Powder Basin of Wyoming. This brings our total claim holdings in Wyoming at this time to 252 claims.

2.      Ownership Interest

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

Wyoming Mining Claims (federal mineral)

The annual maintenance fee is $125 per claim payable to the federal Bureau of Land Management. There are no minimum annual work requirements. The owner of the mineral claim must conduct his activities in a manner that is consistent with all applicable environmental laws and regulations.

3.      History of Operations

Wyoming State Mineral Leases

No exploration work has taken place by us on any of our state mineral leases.

Wyoming Mining claims (federal mineral)

No exploration work has taken place by us on any of the lands we have staked. On most of the lands where we are staking the property reflects previous exploration work

4.      Present Condition of the Property and Proposed Exploration Program

Our Wyoming mineral properties are undeveloped and do not contain any open-pit or underground mines. There is no plant or equipment located on our Wyoming mineral properties.

Wyoming State Mineral Leases

Our plan of operations for exploration of our Wyoming state mineral leases is generally as follows:

Year 1 – obtain all possible existing geologic information and evaluate the information. Describe surface geology. Review all available regional information and information that may be available from neighbors. Identify those state leases with best potential and design exploration programs that may include some drilling. Prepare summary geologic report on each state section for management.

Year 2 – conduct either exploration by surface sampling and/or exploration by drilling on those state leases identified as having the best potential. Evaluate the results of the drilling program and prepare summary reports for management. At the end of the year drop those state leases that have been identified as having low potential. Design exploration drilling programs for the next year on those state leases continuing to show significant uranium potential.

Year 3 – conduct exploration drilling program on the state leases with best potential. Evaluate results of the drilling program. At end of the year drop any of the state leases that have been identified from the drilling to have low potential. Prepare summary report for management including an assessment of mineralization and recommendations for development using in-situ leach mining.

Our budget for exploration of our Wyoming state mineral leases is generally as follows:

Year 1 - $10,000 (2006)
Year 2 - $100,000 (2007)
Year 3 - $200,000 (2008)

Wyoming Mining Claims (federal mineral)

Our plan of operations for exploration of our Wyoming federal mining claims is generally as follows:

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

Year 3 – conduct exploration drilling program on the claims with best potential. Evaluate results of the drilling program. At end of the year drop any of the claims that been identified from the drilling to have low potential. Prepare summary report for management including an assessment of mineralization and recommendations for development using ISL mining.

Our budget for exploration of our Wyoming federal mining claims is generally as follows:

Year 1 - $200,000 (2006)
Year 2 - $400,000 (2007)
Year 3 - $400,000 (2008)

5.      Geology

Wyoming State Mineral Leases

We do not have detailed geology on any of our state mineral leases. In general, we have applied for state leases located in sandstone basins of Cretaceous or Tertiary age with known uranium mineralization.

Wyoming Mining claims (federal mineral)

We do have some geologic information on most of the mining claims we have staked or acquired or are currently being staked. In general, we are staking claims on ground located in sandstone basins of Cretaceous or Tertiary age with known uranium mineralization.

In 2005 we acquired a total of 54 contiguous federal mining claims in located in Wyoming in the Powder River Basin from two private parties. We have geologic information on some of these claims in the form of a geologic drill hole map with grade and thickness information and, in some cases, drill logs. This information is under review by our geologic consultants.

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

PART II

ITEM 5.                MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company began trading May 6, 2004 on the OTC BB and now trades under the symbol URNZ. The following table lists the high and low bid and closing sales prices of the Company’s common shares for the last eight fiscal quarters:

For the Period Ending	High	Low	Close
12/31/05	$1.36	$0.84	$1.10
09/30/05	$1.79	$0.55	$1.36
06/30/05	$1.05	$0.50	$1.05
03/31/05	$1.20	$0.51	$0.51
12/31/04	-0-	-0-	-0-
09/30/04	-0-	-0-	-0-
06/30/04	$0.10	$0.10	$0.10

The source of the high and low bid information is the NASD OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders of Our Common Stock

As February 3, 2006 there were 120 registered shareholders of the Company’s common stock. As of February 12, 2006 there were an additional 1,158 beneficial shareholders with their shares held in banks and brokerage accounts.

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

Recent Sales of Unregistered Securities

We have reported sales of securities without registration under the Securities Act of 1933 during our fiscal year ended December 31, 2005 on the following Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K that we have filed with the Securities and Exchange Commission.

Report	Date of Filing with SEC
Current Report on Form 8-K	April 21, 2005
Current Report on Form 8-K	September 9, 2005
Current Report on Form 8-K	October 18, 2005
Current Report on Form 8-K	November 21, 2005

We have not completed any sales of securities without registration pursuant to the Securities Act of 1933 during the fiscal year ended December 31, 2005 that were not reported on the Current Reports on Form 8-K described above.

ITEM 6.                MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATIONS

Our plan of operations for the next twelve months is to continue with exploration of our Wyoming properties while our joint venture partners carry out exploration activities in Saskatchewan and Mongolia under the terms of the joint venture agreements. Our planned geological exploration programs are described in Item 2 of this Annual Report on Form 10-KSB entitled “Description of Properties”. Our planned exploration expenditures for the next twelve months on our Wyoming mineral properties, together with amounts due to maintain our interest in these federal claims and state leases, are summarized as follow:

Property	Planned Exploration Program Expenditures for the Next Twelve Months:	Amount of Annual Claim/Lease Maintenance Fees due;	Amount of Property Payment Due:
Powder River Basin	$200,000	$32,180	$30,000
Great Divide Basin	$10,000	$13,520	$Nil

In addition to our planned exploration expenditures, we anticipate spending approximately $95,000 in ongoing general and administrative expenses per month for the next twelve months, for total anticipated expenditures $1,425,700. over the next twelve months. The general and administrative expenses for the year will consist primarily of salaries for our senior officers, consulting fees, and professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office expenses.

We had cash in the amount of $1,925,021 and a working capital in the amount of $1,775,579 as of December 31, 2005. Subsequent to December 31, 2005, we completed a private placement financing for gross proceeds of $7,245,000. Accordingly, we have sufficient financing with which to pursue our plan of operations over the next twelve months.

During the twelve month period following the date of this annual report, we anticipate that we will not generate any revenues. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. There is no assurance that we will be able to achieve additional sales of our common stock.

Our exploration and development plans will be continually evaluated and modified as exploration and environmental results become available. Modifications to our plans will be based on many factors, including: results of exploration, assessment of data, weather conditions, exploration costs, the price of uranium and available capital. Further, the extent of our exploration programs that we undertake will be dependent upon the amount of financing available to us.

RESULTS OF OPERATIONS

Our general and administrative and our exploration expenditures increased substantially to $4,482,133 for fiscal 2005 compared to $18,227 for fiscal 2004, resulting in a significantly increased loss for fiscal 2005. Our loss for fiscal 2005 increased to $5,002,225 or $0.38 per share, compared to $20,096, or $0.00 per share in fiscal 2004. These increases are attributable largely to our acquisition of mineral properties which were initially capitalized and then fully impaired during fiscal 2005, our increased exploration activities during fiscal 2005, as described in detail in Item 2 of this Annual Report on Form 10-KSB entitled Description of Properties, and a stock compensation expense in the amount of $3,808,975. We anticipate that our exploration expenses will continue to increase throughout the 2006 fiscal year in comparison with 2005 as a result of our planned exploration activities and as a result of payments required to maintain our interests in our mineral properties. In addition, we anticipate continued increased professional fees as we comply with our obligations as a reporting company under the Securities Exchange Act of 1934. We anticipate that we will not earn any revenues during the current fiscal year or in the foreseeable future as we are presently engaged in the exploration of our mineral properties.

LIQUIDITY AND CAPITAL RESOURCES

Our cash position at December 31, 2005 was $1,925,021 compared to $7,470 as of December 31. 2004. We had working capital of $1,775,579 as of December 31, 2005 compared to a working capital deficit of $57,631 as of December 31, 2004.

Plan of Operations

We estimate that our total expenditures over the next twelve months will be approximately $1,425,700 as outlined above under the heading “Plan of Operations”. We intend to focus most of our exploration efforts on our Wyoming leases.

If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our exploration and development activities and administrative expenses in order to be within the amount of capital resources that are available to us. Specifically, we anticipate that we would defer drilling programs pending our obtaining additional financing. Given our plan to scale back our operations if we do not achieve additional financing, we anticipate that our current cash and working capital will be sufficient to enable us to sustain our operations and our interests in our mineral properties for the next twelve months.

Subsequent to the year end, we completed a private placement financing for gross proceeds of $7,245,000. The private placement financing was comprised of an aggregate of 7,245,000 units at a price of $1.00 per unit to an aggregate of 134 purchasers. Each unit is comprised of one share of our common stock and one-half share purchase warrant. Each full warrant entitles the holder to purchase one additional share of our common stock for a period of two years from the date of issue at an exercise price of $1.75 per share in the first year and at an exercise price of $2.50 in the second year. We paid a commission equal to 7.5% on a portion of the funds raised from the sale of the units.

April 15, 2005 Private Placement Financing

We completed a private placement financing in April, 2005 for gross proceeds of $695,950. The private placement financing was comprised of an aggregate of 6,959,500 shares at a price of $0.10 per share to an aggregate of 21 purchasers.

October 17, 2005 Private Placement Financing

We completed a private placement financing in October, 2005 for gross proceeds of $2,098,000. The private placement financing was comprised of an aggregate of 5,245,000 units at a price of $0.40 per unit to an aggregate of 81 purchasers. Each unit was comprised of one share of our common stock and one-half share purchase warrant. Each full warrant entitles the holder to purchase one additional share of our common stock at an exercise price of $0.60 per share for a period of one year from the date of issue.

November 17, 2005 Private Placement Financing

We completed a private placement financing in November, 2005 for gross proceeds of $70,000. The private placement financing was comprised of an aggregate of 175,000 units at a price of $0.40 per unit to an aggregate of 2 purchasers. Each unit was comprised of one share of our common stock and one-half share purchase warrant. Each full warrant entitles the holder to purchase one additional share of our common stock at an exercise price of $0.60 per share for a period of one year from the date of issue.

Issuance of Shares to Directors, Officers and Advisory Board Members

On August 31, 2005, the Company issued 3,775,000 shares of common stock at $0.001 per share as compensation to directors, officers and members of the Company’s Advisory Board. The Company received cash proceeds of $3,775, and recorded stock-based compensation of $3,808,975 based on the fair value of the shares issued.

Going Concern

Our financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at December 31, 2005, the Company has working capital of $1,775,579, and has accumulated losses of $5,150,531 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Future Financings

We may require additional financing in order to proceed with the exploration and development of our mineral properties. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operations and to fund our working capital. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will be successful in completing any private placement financings.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

CRITICAL ACCOUNTING POLICIES

Mineral Property Costs

We have been in the exploration stage since our formation on May 26, 1999 and have not yet realized any revenues from our planned operations. We are primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. We assess the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. Payments received from options for mineral properties are applied against mineral property costs. When we have been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Stock-based Compensation

We record stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”. All transactions in which goods or services are provided to us in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. We adopted a Stock Option Plan dated November 7, 2005 under which we are authorized to grant options to acquire up to a total of 10,000,000 shares of common stock. As at December 31, 2005, no options had been granted. Stock options have been granted subsequent to December 31, 2005.

ITEM 7.                FINANCIAL STATEMENTS

Our audited financial statements, as set forth below, are included with this Annual Report on Form 10-KSB.

Uranerz Energy Corporation
(formerly Carleton Ventures Corporation)
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2005
(Expressed in US dollars)

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders
Uranerz Energy Corporation (formerly Carleton Ventures Corp.)
(An Exploration Stage Company)

We have audited the accompanying balance sheet of Uranerz Energy Corporation (formerly Carleton Ventures Corp.) as of December 31, 2005, and the related statements of operations, cash flows and stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The accompanying balance sheet of Uranerz Energy Corporation as of December 31, 2004 and the related statements of operations, cash flows and stockholders' deficit for the year then ended and accumulated for the period from May 26, 1999 (Date of Inception) to December 31, 2004, were audited by other auditors in their report dated March 18, 2005. Those auditors expressed an unqualified opinion on those financial statements and included an explanatory paragraph describing the substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Uranerz Energy Corporation as of December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenue and has incurred significant operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ “Manning Elliott LLP”

CHARTERED ACCOUNTANTS

Vancouver, Canada

March 23, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors of
Carleton Ventures Corp.
(An exploration stage company)

We have audited the accompanying balance sheet of Carleton Ventures Corp. (an exploration stage company) as at December 31, 2004 and the related statements of operations, cash flows, and stockholders’ deficiency for the year ended December 31, 2004, and for the cumulative period from May 26, 1999 (date of inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2004 and the results of its operations and its cash flows for the periods indicated in conformity with United States generally accepted accounting principles.

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

Vancouver, Canada	“Morgan & Company”

March 18, 2005	Chartered Accountants

Tel: (604) 687-5841	P.O. Box 10007 Pacific Centre
Fax: (604) 687-0075	Sute 1488 - 700 West Georgia Street
www.morgan-cas.com	Vancouver, B.C. V7Y 1A1

Uranerz Energy Corporation
(formerly Carleton Ventures Corporation)
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	December 31,	December 31,
	2005	2004
	$	$
ASSETS

Current Assets

Cash	1,925,021	7,470
Prepaid expenses (Note 5(a) and (b)	20,686	–
Advances to related party (Note 5(d))	23,358	–

Total Current Assets	1,969,065	7,470

Property and Equipment (Note 3)	9,278	–

Total Assets	1,978,343	7,470

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	27,699	14,278
Accrued liabilities	22,087	–
Due to related parties (Note 5)	143,700	50,823

Total Liabilities	193,486	65,101

Commitments and Contingencies (Notes 1, 4 and 8)
Subsequent Events (Note 10)

Stockholders’ Equity (Deficit)

Preferred Stock, 10,000,000 shares authorized, $0.001 par value;
Nil shares issued and outstanding	–	–

Common Stock, 100,000,000 shares authorized, $0.001 par value;
21,995,000 and 5,640,500 shares issued and outstanding, respectively	21,995	5,641

Additional Paid-in Capital	6,913,393	85,034

Deficit Accumulated During the Exploration Stage	(5,150,531)	(148,306)

Total Stockholders’ Equity (Deficit)	1,784,857	(57,631)

Total Liabilities and Stockholders’ Equity (Deficit)	1,978,343	7,470

(The accompanying notes are an integral part of these financial statements)

Uranerz Energy Corporation
(formerly Carleton Ventures Corporation)
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)

	Accumulated From
	May 26, 1999
	(Date of Inception)	Years Ended
	to December 31,	December 31,
	2005	2005	2004
	$	$	$

Revenue	–	–	–

Expenses

Depreciation	1,207	1,207	–
Foreign exchange loss	3,794	3,794	–
General and administrative (Notes 5 and 6)	4,590,652	4,482,133	18,227
Impairment loss on mineral properties	340,195	315,143	–
Mineral exploration	103,850	89,115	1,869

Total Operating Expenses	5,039,698	4,891,392	20,096

Operating Loss	(5,039,698)	(4,891,392)	(20,096)

Other Income (Expense)

Mineral property option payment received	21,167	21,167	–
Loss on settlement of debt	(132,000)	(132,000)	–

Net Loss	(5,150,531)	(5,002,225)	(20,096)

Net Loss Per Share – Basic and Diluted		(0.38)	–

Weighted Average Shares Outstanding		12,995,000	5,640,500

(The accompanying notes are an integral part of these financial statements)

Uranerz Energy Corporation
(formerly Carleton Ventures Corporation)
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)

	Accumulated From
	May 26, 1999(Date
	of Inception)	Year Ended
	to December 31,	December 31,
	2005	2005	2004
	$	$	$
Operating Activities
Net loss	(5,150,531)	(5,002,225)	(20,096)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,207	1,207	–
Impairment loss on mineral properties	340,196	315,143	–
Loss on settlement of debt	132,000	132,000	–
Stock-based compensation	3,823,975	3,808,975	–
Changes in operating assets and liabilities:
Prepaid expenses	(20,686)	(20,686)	–
Accounts payable and accrued liabilities	169,909	115,508	16,819
Due to related parties	69,519	69,519	–
Net Cash Used in Operating Activities	(634,411)	(580,559)	(3,277)
Investing Activities
Acquisition of mineral properties	(340,196)	(315,143)	–
Purchase of property, plant and equipment	(10,485)	(10,485)	–
Net Cash Flows Used In Investing Activities	(350,681)	(325,628)	–
Financing Activities
Advances from related party	10,700	–	10,700
Proceeds from issuance of common stock	2,899,413	2,823,738	–
Net Cash Flows Provided By Financing Activities	2,910,113	2,823,738	10,700
Increase In Cash	1,925,021	1,917,551	7,423
Cash - Beginning of Period	–	7,470	47
Cash - End of Period	1,925,021	1,925,021	7,470

Non-cash Investing and Financing Activities
Common stock issued for services	3,808,975	3,808,975	–
Common stock issued to settle debt	212,000	212,000
Common stock issued for mineral property	15,000	–	–

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Uranerz Energy Corporation
(formerly Carleton Ventures Corporation)
(An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficit)
For the Period from May 26, 1999 (Date of Inception) to December 31, 2005
(Expressed in US dollars)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Exploration
	Shares	Amount	Capital	Stage	Total
	#	$	$	$	$
Balance, May 26, 1999 (Date of inception)	-	-	-	-	-
Net loss for the period	-	-	-	(2,465)	(2,465)
Balance, December 31, 1999	-	-	-	(2,465)	(2,465)
Net loss for the year	-	-	-	-	-
Balance, December 31, 2000	-	-	-	(2,465)	(2,465)
Shares issued for cash at $0.001 per share	1,500,000	1,500	-	-	1,500
Shares issued for cash at $0.01 per share	2,500,000	2,500	22,500	-	25,000
Shares issued to acquire mineral property interest
at $0.01 per share	1,500,000	1,500	13,500	-	15,000
Shares issued for cash at $0.35 per share	90,500	91	31,584	-	31,675
Net loss for the year	-	-	-	(47,158)	(47,158)
Balance, December 31, 2001	5,590,500	5,591	67,584	(49,623)	23,552
Shares issued for cash at $0.35 per share	50,000	50	17,450	-	17,500
Net loss for the year	-	-	-	(51,671)	(51,671)
Balance, December 31, 2002	5,640,500	5,641	85,034	(101,294)	(10,619)
Net loss for the year	-	-	-	(26,916)	(26,916)
Balance, December 31, 2003	5,640,500	5,641	85,034	(128,210)	(37,535)
Net loss for the year	-	-	-	(20,096)	(20,096)
Balance, December 31, 2004	5,640,500	5,641	85,034	(148,306)	(57,631)
Shares issued for cash at $0.10 per share,
net of issue costs of $911	6,959,500	6,959	688,080	-	695,039
Shares issued for cash at $0.40 per unit,
net of issue costs of $43,076	5,420,000	5,420	2,119,504	-	2,124,924
Shares issued to settle debt	200,000	200	211,800	-	212,000
Shares issued for cash at $0.001 per share with
stock-based compensation of $3,808,975	3,775,000	3,775	3,808,975	-	3,812,750
Net loss for the year	-	-	-	(5,002,225)	(5,002,225)
Balance, December 31, 2005	21,995,000	21,995	6,913,393	(5,150,531)	1,784,857

(The accompanying notes are an integral part of these financial statements)

Uranerz Energy Corporation
(formerly Carleton Ventures Corporation)
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2005
(Expressed in US dollars)

1.	Nature of Operations and Continuance of Business

Uranerz Energy Corporation (the “Company”) was incorporated in the State of Nevada, U.S.A. on May 26, 1999 under the name Carleton Ventures Corp. Effective July 5, 2005 the Company changed its name to Uranerz Energy Corporation. The Company has acquired mineral property interests in Canada, Mongolia and United States.

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at December 31, 2005, the Company has working capital of $1,775,579, and has accumulated losses of $5,150,531 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Subsequent to year end, the Company issued 7,245,000 units at $1.00 per unit to raise cash proceeds of $7,245,000, before issue costs. Refer to Note 10(d).

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
December 31, 2005
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	e)	Mineral Property Costs

The Company has been in the exploration stage since its formation on May 26, 1999 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. Payments received from options for mineral properties are applied against mineral property costs. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations. During the year ended December 31, 2005, mineral property acquisition payments totaling $315,143 were impaired as there are no proven or probable reserves on these properties.

	f)	Financial Instruments

The fair values of cash, advances to related party, accounts payable, accrued liabilities and due to related parties approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash in excess of federally insured amounts. To date, the Company has not incurred a loss relating to this concentration of credit risk.

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

The Company’s functional and reporting currency is the United States dollar. Foreign currency transactions are primarily undertaken in Canadian dollars and are translated into United States dollars using exchange rates at the date of the transaction in accordance with SFAS No. 52 “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are remeasured at each balance sheet date at the exchange rate prevailing at the balance sheet date. Foreign currency exchange gains and losses are charged to operations. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

	i)	Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”. All transactions in which goods or services are provided to the Company in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

2005 Stock Option Plan

The Company adopted a Stock Option Plan dated November 7, 2005 under which the Company is authorized to grant options to acquire up to a total of 10,000,000 shares of common stock. As at December 31, 2005, no options have been granted.

	j)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2005 and 2004, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Uranerz Energy Corporation
(formerly Carleton Ventures Corporation)
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2005
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	k)	Basic and Diluted Net Income (Loss) Per Share

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

In December 2004, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.

Uranerz Energy Corporation
(formerly Carleton Ventures Corporation)
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2005
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	m)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

3.	Property and Equipment

			December 31,	December 31,
			2005	2004
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Computer hardware	10,485	1,207	9,278	–

4.	Mineral Properties

a)

The Company entered into an agreement dated March 14, 2001 to acquire a 100% interest in fourteen mineral claims located in Elko County, Nevada, in consideration of $10,052 and the issuance of 1,500,000 shares of common stock with a fair value of $15,000. This agreement was with a company controlled by a director of the Company. During the year ended December 31, 2005, the Company terminated its interest in these claims.

b)

On April 26, 2005, the Company entered into an agreement (the “Agreement”) to acquire a 100% interest in two mineral claims located in the Athabasca Basin area of Saskatchewan, Canada in consideration of Cdn$40,757 and a 2% net smelter royalty. This Agreement was with a company controlled by a director of the Company. On October 20, 2005, the Agreement was amended so that the Company has a one time right exercisable for ninety days following the completion of a bankable feasibility study to buy one half of the vendor’s royalty interest for Cdn$1,000,000.

On November 4, 2005, the Company entered into an option agreement with a Company (the “Optionee”) on the Company’s two mineral claims. The Optionee can earn a 60% interest in the property by paying the Company Cdn$75,000 in three annual installments of Cdn$25,000 each (Cdn$25,000 received) and incurring Cdn$1,500,000 in exploration expenditures in various stages by May 1, 2008. The Optionee can elect to earn an additional 10% interest by incurring an additional Cdn$1,500,000 by November 1, 2009.

c)

In May 2005 the President of the Company acquired, on behalf of the Company, a 100% interest to a mineral license in Mongolia for $105,945. The President of the Company intends to transfer title to the property to the Company’s wholly-owned Mongolian subsidiary, which was acquired subsequent to year end.

d)

A consultant to the Company acquired, on behalf of the Company, the right to one exploration license located in Mongolia for a nominal amount. The consultant intends to transfer title to the property to the Company’s wholly- owned Mongolian subsidiary, which was acquired subsequent to year end.

e)

An agent of the Company acquired, on behalf of the Company, the rights to six exploration licenses located in Mongolia for $13,300. The amount was advanced to the agent by the President of the Company. The agent transferred title to the property to a Mongolian company, which became the Company’s wholly-owned subsidiary subsequent to year end.

f)

The Company has 16 mineral leases in the State of Wyoming on 31 parcels of land, for an aggregate cost of $14,600. Some of the applications were made in the name of the President or the Vice-President of the Company and will be transferred to the Company in the next twelve months. The Company has also staked 208 mineral claims.

g)

The Company entered into an agreement dated November 18, 2005 to acquire a 100% interest in 10 mining claims located in the Powder River Basin area, Wyoming, in consideration of $250,000 payable in stages to January, 2007. As at December 31, 2005, $120,000 has been paid and $50,000 has been paid subsequent to year end.

h)

The Company entered into an option agreement dated December 9, 2005 to acquire a 100% interest in 44 mining claims within six mineral properties located in the Powder River Basin area, Wyoming. The Company can earn a 100% interest in the properties by incurring $750,000 in exploration costs within a three year period and paying an advance royalty of $250,000 (paid subsequently). The Company must pay a royalty fee of between 6% - 8%.

Uranerz Energy Corporation
(formerly Carleton Ventures Corporation)
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2005
(Expressed in US dollars)

5.	Related Party Transactions

a)

During the year ended December 31, 2005, the Company incurred $49,068 (2004 - $12,000) for general and administrative expenses to a company controlled by a director of the Company. At December 31, 2005, $57,857 (2004 – $49,857) is owing to this company, which is unsecured, non-interest bearing, and due on demand. As at December 31, 2005, the Company had $10,599 (2004 - $Nil) in prepaid expenses to this Company.

b)

During the year ended December 31, 2005, the Company incurred $43,758 for consulting services (included in general and administrative expenses) to a company controlled by a director of the Company. At December 31, 2005, $18,336 is owing to this company, which is unsecured, non-interest bearing, and due on demand. As at December 31, 2005, the Company had $9,216 (2004 - $Nil) in prepaid expenses to this Company.

c)

During the year ended December 31, 2005, the Company incurred $86,000 for consulting services (included in general and administrative expenses), $5,791 towards mineral property costs, and $12,754 for general and administrative expenses to a director. At December 31, 2005, $53,138 is owing to this director, which is unsecured, non-interest bearing, and due on demand.

d)

During the year ended December 31, 2005, the Company paid a total of $80,000 in consulting services (included in general and administrative expenses) to the President and a company controlled by the President of the Company. The Company also reimbursed the President of the Company $19,867 for general and administrative expenses incurred on behalf of the Company. The President of the Company was advanced $167,900 during the year for costs to be incurred on behalf of the Company. Of these advances, $119,245 was used to acquire mineral licenses, $7,045 used for mineral exploration expenses and $18,252 used for general and administrative expenses. As at December 31, 2005, $23,358 of these advances remained owing to the Company, which is unsecured, non-interest bearing, and due on demand.

e)

During the year ended December 31, 2005, the Company incurred $21,983 of general and administrative expenses to a director. At December 31, 2005, $14,369 (2004 - $966) is owing to this director, which is unsecured, non-interest bearing, and due on demand.

	f)	During the year ended December 31, 2005, the Company incurred $2,650 of general and administrative expenses to a director.

	g)	During the year ended December 31, 2005, the Company incurred $853 of general and administrative expenses to a director.

h)

The mineral claims referred to in Note 4(b) were acquired from a company controlled by a director of the Company. The mineral licenses referred to in Note 4(c) and (f) were acquired and are held in the name of the President or the Vice President of the Company on behalf of the Company.

6.	Common Stock

a)

On November 17, 2005, the Company issued 175,000 units at $0.40 per unit for net proceeds of $65,800. The Company paid commission expenses of $4,200. Each unit consisted of one share of common stock and one half warrant. Each full warrant entitles the investor to purchase one additional share at an exercise price of $0.60 per share on or before November 17, 2006.

b)

On October 25, 2005, the Company issued 200,000 common shares at a fair value of $212,000 to settle a debt of $80,000 owing to a company for public and investor relations services, resulting in a loss on debt settlement of $132,000.

c)

On October 17, 2005 the Company issued 5,245,000 units at $0.40 per unit for net proceeds of $2,059,124. The Company paid commission expenses of $38,876. Each unit consisted of one share of common stock and one half warrant. Each full warrant entitles the investor to purchase one additional share at an exercise price of $0.60 per share for one year from the date of issue.

d)

On August 31, 2005, the Company issued 3,775,000 shares of common stock at $0.001 per share as compensation to directors, officers and members of the Company’s Advisory Board. The Company received cash proceeds of $3,775 and the Company recorded stock-based compensation of $3,808,975 based on the fair value of the shares issued.

	e)	On April 15, 2005, the Company issued 6,959,500 shares of common stock at $0.10 per share for proceeds of $695,039, net of offering costs of $911.

Uranerz Energy Corporation
(formerly Carleton Ventures Corporation)
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2005
(Expressed in US dollars)

7.	Share Purchase Warrants

A summary of the changes in the Company’s stock purchase warrants is presented below:

		Weighted
		Average
		Exercise
	Number	Price

Balance, December 31, 2003 and 2004	–	–

Issued	2,710,000	0.60

Balance, December 31, 2005	2,710,000	0.60

As at the December 31, 2005, the following share purchase warrants were outstanding:

Number of
Warrants	Exercise Price	Expiry Date

2,622,500	0.60	October 17, 2006
87,500	0.60	November 17, 2006

2,710,000	0.60

8.	Commitments

a)

On September 1, 2005, the Company entered into an office and administration services agreement with a company controlled by a director, at $10,511 (Cdn$12,305) per month, for a three-year term expiring on August 31, 2008. Future payments for the next three fiscal years are as follows:

2006	$126,100
2007	126,100
2008	84,100
$336,300

b)

The Company entered into an agreement with a company effective November 1, 2005 for public and investor relations services to be provided to the Company for an initial term of one year at $5,000 per month.

c)

The Company entered into an agreement with a company effective November 1, 2005 for public relations services to be provided to the Company for an initial term of three months. The Company agreed to pay $6,000 per month, and is to issue 100,000 shares of common stock.

d)	On July 1, 2005, the Company entered into an agreement with a company controlled by a director of the Company for consulting services to be provided to the Company at $8,598 (Cdn$10,000) per month.

e)

On May 24, 2005, the Company entered into an agreement to acquire certain uranium related data and receive consulting services. The Company must pay $24,000 for the data, payable $2,000 per month over twelve months.

f)	On March 1, 2005, the Company entered into an agreement with a company controlled by the President of the Company for consulting services to be provided to the Company at $8,020 per month.

Uranerz Energy Corporation
(formerly Carleton Ventures Corporation)
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2005
(Expressed in US dollars)

9.	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses of approximately $1,194,000, which commence expiring in 2019. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. For the years ended December 31, 2005 and 2004, the valuation allowance established against the deferred tax assets increased by $371,300 and $7,000, respectively.

The components of the net deferred tax asset at December 31, 2005 and 2004, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	2005	2004
	$	$
Net Operating Losses Carried Forward	1,194,000	133,000
Statutory Tax Rate	35%	35%
Effective Tax Rate	–	–
Deferred Tax Asset	417,900	46,600
Valuation Allowance	(417,900)	(46,600)
Net Deferred Tax Asset	–	–

10.	Subsequent Events

	a)	Subsequent to year end, the Company granted a total of 2,112,230 stock options to various directors and consultants exercisable at $0.51 per share to $1.40 per share on or before January 27, 2011.

b)

On January 9, 2006, the Mongolian company, Rolling Hills Resources LLC, which was incorporated by an individual on behalf of the Company, was transferred to the Company to become a wholly owned subsidiary of the Company.

c)

On February 17, 2006, as amended on March 22, 2006, the Company entered into a letter agreement to option its eight Mongolian projects to another company (the “Optionee”). The Optionee has the right to acquire a 55% interest in the projects in consideration for the following payments:

		(i)	$5,000 upon execution of the letter agreement (received);
(ii)

$30,000 and 150,000 shares of the Optionee paid on the later of the following: a 30 day due diligence period; or 10 days after the review of a report currently being written; or acceptance for filing by the TSX Venture Exchange (“TSX-V”). The payment must be made by April 21, 2006 upon TSX-V approval and certain conditions (good title, etc.) are met. If the good title condition is not met, the $5,000 deposit will be paid back to the Optionee;

		(iii)	$30,000 by October 18, 2006;
		(iv)	$40,000 by October 18, 2007;
		(v)	$50,000 by October 18, 2008; and
		(vi)	$50,000 by October 18, 2009.

In addition, the Optionee must make the following expenditures:

(i)	$400,000 in year 2006;
(ii)	$500,000 in year 2007;
(iii)	$900,000 in year 2008; and
(iv)	$1,200,000 in year 2009.

Once the Optionee has earned a 55% interest, the Company will have the right to earn back a 6% interest by spending $300,000.

Uranerz Energy Corporation
(formerly Carleton Ventures Corporation)
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2005
(Expressed in US dollars)

10.	Subsequent Events (continued)

d)

On March 3, 2006, the Company completed a private placement consisting of 7,245,000 units at $1.00 per unit for total proceeds of $7,245,000. Each unit consists of one share of common stock and one-half share purchase warrant. The Company issued 7,245,000 shares of common stock and 3,622,500 warrants. Each full warrant entitles the holder to purchase one additional share of common stock for a period of two years at an exercise price of $1.75 per share until March 3, 2007, and at an exercise price of $2.50 per share until March 3, 2008. The Company paid $88,660 in cash and issued 185,750 units for commissions pertaining to this private placement.

ITEM 8.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Engagement of Manning Elliott LLP

Morgan & Company, Chartered Accountants ("Morgan & Company") were dismissed as our principal independent accountant effective May 6, 2005. We engaged Manning Elliott LLP, Chartered Accountants as our principal independent accountant effective May 6, 2005. The decision to change principal independent accountants was approved by our board of directors.

The report of Morgan & Company dated March 18, 2005 on the balance sheets of the Company as at December 31, 2004 and 2003, and the related statements of operations, stockholders' deficiency and cash flows for the years ended December 31, 2004, 2003 and 2002, and the period from May 26, 1999 (inception) to December 31, 2004 did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principles, other than to state that there is a substantial doubt that the Company will be able to continue as a going concern.

In connection with the audit of the years ended December 31, 2004, 2003 and 2002 and the period from May 26, 1999 (inception) to December 31, 2004 and the subsequent interim period through to May 6, 2005, there were no disagreements with Morgan & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of Morgan & Company would have caused them to make reference thereto in their reports on the Company’s audited financial statements.

We provided Morgan & Company with a copy of the foregoing disclosures and requested in writing that Morgan & Company furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not they agree with such disclosures. We received the requested letter from Morgan & Company wherein they have confirmed their agreement to our disclosures and a copy of Morgan & Company’s letter has been filed as an exhibit to our Current Report on Form 8-K filed on May 12, 2005.

ITEM 8A              CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005, being the date of our most recently completed fiscal year. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Glenn Catchpole and Ms. Aileen Lloyd, Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission.

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

During our most recently completed fiscal year ended December 31, 2005 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(a)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(b)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(c)

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statement.

ITEM 8B              OTHER INFORMATION

None.

PART III

ITEM 9.                DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and officers of the Company are as follows:

Name	Age	Position with	Served as a Director
		Registrant	or Officer Since

Dennis Higgs	48	Chairman	May 26, 1999

Glenn Catchpole	62	Director, President and	March 1, 2005
		Chief Executive Officer

George Hartman	66	Director, Vice President	May 9, 2005
		Mining

Dr. Gerhard Kirchner	75	Director	March 13, 2005

Aileen Lloyd	53	Secretary, Treasurer	May 26, 1999
		Chief Financial Officer

Paul Saxton	59	Director	October 26, 2004

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years. References to Uranerz in this section below are to Uranerz Exploration and Mining Ltd., a company with which we have no affiliation:

Dennis L. Higgs, Chairman and Director

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

Mr. Higgs has participated in the financial and venture capital markets for over twenty years, and has been involved in the founding, financing and initial public listing of several companies.

Mr. Higgs has been a director and officer of Senate Capital Group Inc., a private venture capital and management consulting company, since 1990. In this position, Mr. Higgs provides management consulting and investor relations services.

Mr. Higgs also serves as a director and officer of Miranda Gold Corp., a Canadian public reporting gold exploration company which he founded, since May 1993. In this position, Mr. Higgs provides management consulting services to Miranda Gold Corp.

Glenn Catchpole, President, Chief Executive Officer and Director

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

George Hartman, Vice President Mining, Director

Mr. George Hartman was appointed to the Board of Directors and the role of Vice-President, Mining. He has thirty-seven years experience in developing green field projects into mining production companies including both metals and industrial mineral projects. He has an M. S. degree in Mineral Economics (Colorado School of Mines) and a B. S. in Chemical Engineering (University of Denver). Four process patents have been granted in his name. His experience includes thirteen years managing several in-situ leach uranium mines from green field exploration sites through commercial production.

From 1990 to 2002, Mr. Hartman was General Manager for Fort Cady Minerals Corporation where he had complete responsibility for solution mining and process development, permitting, design, procurement, construction, production and property management. Property management included federal mining claims and private leases for a large deposit of borate mineral. He managed the project from test stage through construction and operation of a demonstration production facility. He was also involved with product marketing.

From 1982 to 1989 Mr. Hartman was General Manager, In Situ Leach Projects, for Uranerz USA. During this period he managed the interests of all in situ uranium projects which Uranerz USA owned including Ruth, Crow Butte, and North Butte. Under his management, Uranerz USA served as the contract operator for the successful test solution mining of the Christenson Ranch uranium property now owned by Cogema. He was on the Uranerz USA acquisition team that studied potential uranium and precious and base metal properties in Nebraska, Colorado, Texas, New Mexico, Utah, California and Wyoming.

Prior to joining Uranerz USA, Mr. Hartman was president of Ogle Petroleum Inc. where he was in overall operating charge of this uranium production company that joint ventured with Duke Power on a commercial solution mine in Wyoming. He was responsible for managing the project from green field exploration through commercial production (shipped filtered yellowcake to the converter). Mr. Hartman personally designed the processing plant facilities.

Previous to his work with Uranerz USA, Mr. Hartman was the Texas Mines Manager for Wyoming Mineral Corporation (Westinghouse), where he was responsible for the management of two production in situ uranium mines with ion exchange processing plants in Bruni, and Three Rivers, Texas (shipped dried yellow cake to the converter).

Dr. Gerhard Kirchner, Director

Dr. Gherhard F. Kirchner was appointed to the Board March 13, 2005. Dr. Kirchner has 40 years of international mine development and management experience including 20 years from 1975 to 1995 with Uranerz Exploration and Mining Ltd. At Uranerz, Dr. Kirchner spent nine years as General Manager and 11 years as Senior Vice President. He and his team were responsible for the Key Lake uranium discovery and the engineering and development of projects such as the Midwest uranium deposit, Eagle Point North uranium deposit, Star Lake gold deposit and the Crow Butte in-situ leach uranium deposit.

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

Aileen Lloyd, Corporate Secretary, Chief Financial Officer, Director

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

Ms. Lloyd is a director of Miranda Gold Corp. a Canadian public reporting gold exploration company since May 1993. In this position, Ms. Lloyd provides management and administration services.

Paul Saxton, Director

Mr. Paul Saxton was appointed to the Board of Directors on October 26, 2004. Mr. Saxton is a mining engineer who also holds an MBA from the University of Western Ontario. He has been active in the mining industry since 1969, holding various positions including mining engineer, mine superintendent, and president and chief executive officer of numerous Canadian mining companies.

Following 10 years with Cominco, Mr. Saxton became vice-president and president of Mascot Gold Mines Ltd., initially working on the design and construction of the Nickel Plate mine in British Columbia, Canada. Subsequently Mr. Saxton became a vice-president of Corona Corporation where he was responsible for western operations and exploration for the company and was instrumental in the reopening of the Nickel Plate Mine. In 1989, Mr. Saxton was appointed senior vice-president of Viceroy Resource Corporation where he was responsible for obtaining financing and the construction and operations of the Castle Mountain mine in California. In 1994, Mr. Saxton was appointed president of Loki Gold Corporation and Baja Gold Inc. where he was responsible for arranging mine financing and bringing the Brewery Creek Gold mine into production.

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

Advisory Board

We have an advisory board that consists entirely of professional geologists and includes Dr. Franz J. Dahlkamp, Dr. Gerhard Ruhrmann, Kenneth Cunningham and Joe Hebert. Members of our advisory board are not members of our board of directors. Our advisory board is available to consult with our board of directors at the request of our board of directors.

Dr. Franz J. Dahlkamp

Dr. Franz J. Dahlkamp has over 45 years experience as an economic geologist, with specific emphasis in uranium. He started as an economic geologist with several mining companies in Germany and abroad. In 1968 he began working with the Uranerz group of companies and by 1974 he became the head of their exploration department. While at Uranerz he organized and established the Uranerz group of subsidiary companies for uranium exploration in Australia, Canada, and the USA, and conducted reconnaissance surveys for uranium worldwide.

Since 1978 Dr. Dahlkamp has been consulting for mining companies, utilities, national and international institutions (governments of Germany, Austria, USA, Egypt, Iran, Mongolia; UN/IAEA, OECD/NEA). Also, since 1978 to 2002, Dr. Dahlkamp lectured at the Universities of Leoben and Salzburg, Austria, and Munich, Germany (on uranium deposits: geology, economics, and exploration).

Dr. Dahlkamp has published over fifty papers on uranium ore deposits including six books (eg. Uranlagerstätten 1979, Uranium Ore Deposits 1993)

Dr. Dahlkamp has a PhD (1958), a Dr. of Science (Habilitation 1979), and is an Honorary Chair (Honorary-Professor) at Mining-University of Leoben (1990).

Dr. Gerhard Ruhrmann

Dr. Gerhard Ruhrmann has close to 30 years experience in uranium exploration, mining and mine waste management. From 1976 to 1981, Dr. Ruhrmann was project geologist and exploration manager for Uranerz Exploration and Mining (UEM) in Canada, supervising field work in the Otish Mountains of Quebec, the Athabasca Basin in Saskatchewan, and the Thelon Basin in Nunavut. In 1982, Dr. Ruhrmann joined Key Lake Mining Corporation, to develop exploration tools for high grade unconformity-related uranium deposits on the basis of geological and mineralogical research at the Key Lake open pits and other mines in the Athabasca Basin. This resulted in a number of papers published in a variety of scientific periodicals including technical documents of the International Atomic Energy Agency.

In 1988, Dr. Ruhrmann became engaged in hydrogeological and geotechnical work in Cameco's engineering division, assessing above-ground uranium tailings management facilities and contributing to the in-pit tailings disposal concept at the Deilmann open pit in Saskatchewan.

In 1993, Uranerzbergbau (UEB) in Germany called Dr. Ruhrmann to join its consulting branch. Assignments included the assessment of exploration and mining projects in central Asia and western Africa, managing a subsidiary exploration company in Guinea, providing technical assistance to regulatory agencies in Papua New Guinea, monitoring the reclamation work at the former uranium mines in eastern Germany, designing reclamation concepts for closed-out uranium mines in central Asia and eastern Europe as well as reviewing the mining practice in Vietnam. On the basis of this experience, Dr. Ruhrmann co-authored a book on environmental mine management, published in 2001.

Since 2003, Dr. Ruhrmann is practicing as an independent consultant to the mining industry and international technical assistance agencies. Assignments include a review of the mining industry in Mongolia, enhancement of small-scale mining in Papua New Guinea, quality control at uranium mine rehabilitation projects and the assessment of uranium prospects.

Dr. Ruhrmann has a diploma in geology and holds a doctor degree in geology from the University of Tuebingen, Germany. Since 2001, Dr. Ruhrmann is teaching mineral exploration at the University of Leoben, Austria.

Kenneth Cunningham

Mr. Kenneth Cunningham brings over thirty years of experience from diversified mineral exploration and mining geology through to executive management. Eighteen of these years have been focused in Nevada. Currently Mr. Cunningham is the President and Chief Executive Officer of Miranda Gold Corp. where he focused Miranda’s exploration efforts in the Cortez Gold Trend and successfully negotiated joint ventures with major mining companies including Newmont, Placer Dome, Newcrest and Barrick. Previously, he was Exploration Manager with Uranerz U.S.A. Inc. During his tenure with Uranerz Mr. Cunningham led the exploration and acquisition effort that resulted in two Nevada gold discoveries; a three-million-ounce discovery in the Battle Mountain trend and a one-plus-million ounce discovery in the northern Carlin trend. Mr. Cunningham has also been Vice President of Tenneco Minerals Company and a Resident Manager with Echo Bay Mining Company.

Mr. Cunningham started his career with Houston Oil and Minerals as a member of its uranium exploration team. In 1978 he was responsible for the discovery of the Death Valley uranium deposit on Alaska’s Seward Peninsula.

Joe Hebert

Mr. Joe Hebert is currently Vice President of Exploration for Miranda Gold Corp. Most recently, Mr. Hebert was the senior exploration geologist for the Cortez Joint Venture (Placer Dome and Kennecott Minerals) located on the Battle Mountain Trend in North Central Nevada. He was a member of the exploration team who discovered the 7.5 million ounce Cortez Hills gold deposit. During his tenure at Cortez he directed all generative and acquisition efforts within the joint venture area of interest.

From 1992 to 1999 Mr. Hebert consulted for Uranerz USA, Inc. where he conducted project evaluations and generative programs primarily in north central Nevada. The most significant result of this program was the recognition of gold potential and acquisition recommendations of the Nike-Converse property in Buffalo Valley where Uranerz discovered approximately three million ounces of gold resource. He also recommended the REN property for acquisition, where currently development drilling on a high-grade resource is being conducted.

During the period when he was consulting, Mr. Hebert initiated a countrywide evaluation of Mongolia, identifying essentially unexplored epithermal systems from regional compilation and focused reconnaissance. He focused his client in gold belts of NE Mongolia, acquiring for them two large concessions with multiple ore-grade showings in large epithermal and intrusive-related alteration cells. This program required interaction with high-level government officials, Mongolian junior companies, the Mongolian Geological Survey and supervising native crews in remote camps.

Mr. Hebert is credited with team participation in multiple gold discoveries in Nevada and Utah over the course of his career. He has also had staff and contract positions with several US majors over the years including Superior Oil, Tenneco, and Freeport Minerals.

Audit Committee

We do not have an audit committee financial expert on our board of directors due to the fact that our operations are at a very early stage. The composition of our board of directors reflects our focus on mineral exploration. We will consider appointing an additional member to our board of directors who would qualify as an “audit committee financial expert” within the definition of the SEC as our operations expand and become more sophisticated.

Code of Ethics

The Company has not adopted a code of ethics as we are at a very early stage. The Company will pursue adopting a written code of ethics that will govern our senior officers and directors. To date, the Board of Directors have conducted the affairs of the Company consistent with the applicable laws and regulations of the United States.

Compliance with Section 16(a) of the Securities Exchange Act.

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended December 31, 2005 all such filing requirements applicable to our officers and directors were complied with other than the following reports which were filed late by the following persons:

Name and Principal Position	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Dennis Higgs	One	One	None
Glenn Catchpole	One	One	None
Paul Saxton	One	One	None
Aileen Lloyd	One	One	None
Gerhard Kirchner	Two	One	None

ITEM 10.                EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth compensation information as to our Chief Executive Officer, Mr. Glenn Catchpole and our Chairman, Mr. Dennis Higgs for the past three fiscal years. None of our executive officers earned more than $100,000 during our most recently completed fiscal year.

SUMMARY COMPENSATION TABLE
			ANNUAL COMPENSATION			LONG TERM COMPERSATION
Name	Title	Year	Salary	Bonus	Other Annual Compensation	AWARDS		PAYOUTS
						Restricted Stock Awarded	Options / SARs * (#)	LTIP payouts ($)	All Other Compen- sation
Dennis Higgs (1)	Chairman, and Director	2005 2004 2003	$52,282(1) $Nil $Nil	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Glenn Catchpole	President and CEO	2005 2004 2003	$80,000(2) $Nil $Nil

(1)	We have paid a management fee of $ 52,282 to a private holding company of Mr. Dennis Higgs during our fiscal year ended December 31, 2005.
(2)	We have paid a management fee of $ $80,000 to a private holding company of Mr. Glenn Catchpole during our fiscal year ended December 31, 2005.

STOCK OPTION GRANTS

We did not grant any stock options to our directors and officers, including our named executive officer, during our fiscal year ended December 31, 2005.

Subsequent to December 31, 2005, we granted the following stock options to our directors and officers. Each option was granted on January 6, 2006 and is immediately exercisable for a term of five years at a price of $0.75 per share:

Name of Officer or Director	Number of Stock Options Granted
Glenn Catchpole	350,000
George Hartman	350,000
Dennis Higgs	350,000
Gerhard Kirchner	275,000
Aileen Lloyd	250,000
Paul Saxton	150,000

We have also granted stock options at varying prices to the following director for consulting services:

Name of Director	Number of Options	Date of Grant	Price of Option
George Hartman	13,700	January 6, 2006	$0.51
	14,500	January 6, 2006	$0.55
	14,500	January 6, 2006	$0.55
	15,700	January 6, 2006	$0.70
	2,900	January 6, 2006	$1.40
	11,400	January 6, 2006	$1.05
	10,900	January 6, 2006	$1.01
	12,800	January 27, 2006	$0.70
	14,400	January 27, 2006	$0.97

EXERCISES OF STOCK OPTIONS AND YEAR-END GRANTS

No incentive stock options were exercised by any of our directors and officers, including our named executive officer, during our fiscal year ended December 31, 2005. None of our directors or officers held any options to purchase shares of our common stock as at December 31, 2005.

LONG-TERM INCENTIVE PLANS

We do not have any long-term incentive plans, pension plans, or similar compensatory plans for our directors or executive officers.

EMPLOYMENT CONTRACTS

We have entered into a consulting agreement with Catchpole Enterprises Inc. Catchpole Enterprises is wholly owned by Glenn and Judy Catchpole, our President. The Agreement states that we will pay a monthly consulting fee of $8,020 in consideration of the provision of the services of Mr. Catchpole as our chief executive officer.

We have entered into a consulting agreement with Ubex Capital Inc. Ubex Capital is wholly owned by Dennis Higgs, our Chairman. The Agreement states that we will pay a monthly consulting fee of CDN$10,000.

ITEM 11.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 25, 2006 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address Of Beneficial Owner	Number of Shares Common Stock	Percentage of Common Stock (1)
Directors and Officers
Common Stock	Dennis L. Higgs Director, Chairman 1410 – 800 West Pender Street Vancouver, British Columbia Canada, V6C 2V6	4,551,501 (2)	15.25%
Common Stock	Aileen Lloyd Director, Chief Financial Officer Secretary 1410 – 800 West Pender Street Vancouver, British Columbia Canada, V6C 2V6	1,575,000 (3)	5.30%
Common Stock	Glenn Catchpole Director, President 222 Carriage Circle Cheyenne, WY, 82009	1,780,000 (4)	5.97%
Common Stock	Paul Saxton Director 188 Stonegate Drive Furry Creek, British Columbia V0N 3G4	250,000 (5)	0.85%
Common Stock	Dr. Gerhard Kirchner Director 330 – 325 Keevil Crescent Saskatoon, Saskatchewan British Columbia, S7N 4R8	750,000 (6)	2.52%
Common Stock	George Hartman Director, Vice President P.O. Box 50850 Casper, Wyoming 82605-0850	960,800 (7)	3.21%
Common Stock	All Directors and Officers as a group (6 persons)	9,867,301	31.38%
5% Stockholders
Common Stock	Darcy Higgs 4756 Drummond Drive Vancouver, British Columbia Canada, V6T 1B4	1,955,000 (8)	6.64%

(1)	The percent of class is based on 29,425,750 of common stock issued and outstanding as of April 12, 2006.
(2)

Includes 2,250,834 shares in the name of Dennis Higgs, 375,000 shares held in the name of Senate Equities Corp., which is wholly owned by Menace Capital Corp., which is in turn wholly owned by Dennis Higgs, and 1,500,000 shares were acquired in the name of Senate Capital Group Inc. in exchange for the assignment of the mineral claims. Senate Capital is wholly owned by Dennis Higgs. Includes 75,667 shares that can be acquired upon the exercise of warrants and includes 350,000 shares that can be acquired upon the exercise of stock options.

(3)

Includes 1,050,000 shares in the name of Aileen Lloyd and 250,000 in the name of her husband, Gordon Lloyd.; includes 25,000 shares upon the exercise of warrants and 250,000 shares upon the exercise of stock options;

(4)

Includes 1,370,000 shares held in the name of Glenn Catchpole, 60,000 shares that can be acquired upon the exercise of warrants and 350,000 shares that can be acquired upon the exercise of stock options.

(5)	Includes 100,000 shares held in the name of Paul Saxton and 150,000 shares that can be acquired upon the exercise of stock options.
(6)

Includes 450,000 shares held in the name of Gerhard Kirchner, 25,000 shares that can be acquired upon the exercise of warrants and 275,000 shares that can be acquired upon the exercise of stock options.

(7)	Includes 500,000 shares held in the names of George Hartman and 460,800 shares that can be acquired upon the exercise of stock options.
(8)

Includes 1,605,000 shares held in the names of Darcy Higgs and 350,000 shares held in the name of Santorini Investments Ltd. Santorini Investments Ltd. Santorini is wholly-owned by Carleen Higgs, wife of Darcy Higgs.

It is believed by us that all persons named have full voting and investment power with respect to the shares indicated, unless otherwise noted in the table. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock. In computing the percentage ownership of any person in the table above, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 25, 2006

CHANGE IN CONTROL

We are not aware of any arrangement that might result in a change in control in the future.

EQUITY COMPENSATION PLAN INFORMATION

As at December 31, 2005, we had one equity compensation plan under which our common shares have been authorized for issuance to our officers, directors, employees and consultants, namely our 2005 Stock Option Plan. Our 2005 Stock Option Plan has not been approved by our shareholders. We do not have any equity compensation plans that have not been approved by our shareholders.

The following summary information is presented for our 2005 Stock Option Plan as of December 31, 2005.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved By Security Holders	Not Applicable	Not Applicable	Not Applicable
Equity Compensation Plans Not Approved By Security Holders	Nil	Not Applicable	10,000,000

As disclosed above under “Executive Compensation – Stock Option Grants”, we have granted options to purchase shares of our common stock under our 2005 Stock Option Plan subsequent to December 31, 2005.

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

Dennis Higgs

Mr. Dennis Higgs, President, Chief Executive Officer, and director, acquired 375,000 shares of our common stock in his own name at a price of $0.001 per share on February 26, 2001. Mr. Dennis Higgs paid a total purchase price of $375 for these shares. Senate Equities Corp., a company that is wholly owned and operated by Menace Capital Corp., acquired 375,000 shares of our common stock at a price of $0.001 per share on February 26, 2001. Senate Equities Corp. paid a total purchase price of $375 for these shares. Mr. Dennis Higgs is the sole stockholder of Menace Capital Corp, which is the sole shareholder of Senate Equities Corp.

In addition to this acquisition of stock, Mr. Dennis Higgs acquired a beneficial interest in 1,500,000 shares of the Company’s common stock through the issuance of common stock to Senate Capital Group Inc. in exchange for its assignment of the Burner Hills mineral claims. Mr. Dennis Higgs owns all of the stock of Senate Capital Group. Senate Capital Group also received $10,051.88 as part of this transaction. We terminated our interest in the Burner Hills mineral claims in fiscal 2005.

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

In 2004 Senate Capital Group advanced $10,700 to enable us to continue phase three of the exploration program on the Burner Hills mineral claims. Of that amount, $7,470 was available at the 2004 year end to complete this program. This commitment to advance funds was capped at a maximum of $13,000, being the budgeted cost of phase three. Any funds that would be advanced as a loan is repayable on demand without interest. These loans have not yet been repaid to Senate Capital Group.

During fiscal 2005, we incurred $49,068 (2004 - $12,000) for general and administrative expenses to Senate Capital Group. At December 31, 2005, $57,857 (2004 – 49,857) is owing to Senate Capital Group, which is unsecured, non-interest bearing, and due on demand

Aileen Lloyd

Ms. Lloyd, Secretary, Treasurer and Chief Financial Officer, acquired 750,000 shares of the Company’s common stock at a price of $0.001 per share on February 26, 2001. Ms. Lloyd paid a total purchase price of $750 for these shares. Gordon Lloyd, the husband of Aileen Lloyd, acquired 250,000 shares of the Company’s common stock at a price of $0.01 per share for a total cash acquisition cost of $2,500 on March 12, 2001.

Ubex Capital

We entered into a mineral property purchase agreement with Ubex Capital Inc. (“Ubex”) dated April 26th, 2005. We acquired an undivided 100% right, title and interest in two mineral exploration properties located in the Athabasca Basin area of Northern Saskatchewan. The agreement is subject to Ubex retaining a 2% royalty. Total consideration for this acquisition consists of a cash payment in the amount of CDN$40,756.95. Ubex Capital Inc. is 100% owned by Dennis Higgs, our director and Chairman. Ubex will retain a royalty of 2% on the property and will split the royalty (1% each) with Darcy Higgs, who is a greater than 5% shareholder.

On October 20, 2005 an amendment to this agreement was signed that allows us the one time right exercisable for 90 days following completion of a bankable feasibility study to buy up to one half (50.0%) of Ubex’s royalty interest (i.e. an amount equal to 1% Royalty) for CDN$1,000,000, leaving Ubex to retain not less than a 1% Royalty.

As disclosed above under “Executive Compensation – Employment Agreements”, we have entered into a consulting agreement with Ubex pursuant to which the consultant services of Dennis Higgs, our chairman, are provided. During fiscal 2005, we incurred $43,758 for consulting services (included in general and administrative expenses) to Ubex. At December 31, 2005, $18,336 is owing to Ubex, which is unsecured, non-interest bearing, and due on demand.

August 2005 Private Placement

On August 31, 2005, we completed a private placement of our common stock. We sold a total of 3,775,000 restricted shares of our common stock to 10 persons who are officers, directors and members of our advisory board. The shares were sold at a price of $0.001 per shares for a total of $3,775. The shares were issued as compensation to the ten individuals for acting as officers, directors, and as members of our advisory board. There were no commissions paid in connection with the private placement and no underwriters were involved therein. The shares issued to U.S. residents were issued pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933. These shares were acquired as follows:

Name of Officer, Director or Advisory Board Member	Number of Shares Purchased	Total Purchase Price
Glenn Catchpole	1,200,000	$1,200
George Hartman	500,000	$500
Dennis Higgs	800,000	$800
Gerhard Kirchner	400,000	$400
Aileen Lloyd	150,000	$150
Paul Saxton	100,000	$100
Franz Dahlkamp	50,000	$50
Joe Hebert	175,000	$175
Gerhard Ruhrman	50,000	$50
Kenneth Cunningham	350,000	$350

Stock Options

As disclosed above under “Executive Compensation – Stock Option Grants”, we granted options to purchase shares of our common stock to our officers and directors under our 2005 Stock Option Plan on January 6, 2006.

Glenn Catchpole

As disclosed above under “Executive Compensation – Employment Agreements”, we have entered into a consulting agreement with Catchpole Enterprises pursuant to which the services of Glenn Catchpole, our president, are provided.

During the year ended December 31, 2005, the Company paid a total of $80,000 in consulting services (included in general and administrative expenses) to Mr. Catchpole and a company controlled by Mr. Catchpole. The Company also reimbursed Mr. Catchpole $19,867 for general and administrative expenses incurred on behalf of the Company. Mr. Catchpole was advanced $167,900 during the year for costs to be incurred on behalf of the Company. Of these advances, $119,245 was used to acquire mineral licenses, $7,045 used for mineral exploration expenses and $18,252 used for general and administrative expenses. As at December 31, 2005, $23,358 of these advances remained owing to the Company, which is unsecured, non-interest bearing, and due on demand.

In May 2005, Mr. Catchpole entered into an agreement to acquire a 100% interest to a mineral license in Khavtsal, Mongolia, in consideration of $105,945. Mr. Catchpole intends to transfer title to the property to a Mongolian company, which became the Company’s wholly owned subsidiary subsequent to the year end.

George Hartman

We have entered into a consulting agreement with Mr. Hartman at the base rate of $1,000 per day payable in stock equated to the fair market value of the stock at the 15th of the month in which the services are performed. The stock in lieu of salary will be awarded on a calendar quarter basis.

ITEM 13.                EXHIBITS

The following exhibits are attached to this Annual Report on Form 10-KSB:

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws, as amended (1)
3.3	Articles of Amendment (3)
4.1	Share Certificate (1)
10.1	Office and Administration Services Agreement between the Company and Senate Capital Group Inc. dated September 1, 2005 (2)
10.2	Agreement for Services between the Company and Highlands Capital, Inc. dated November 1, 2005(2)
10.3	Financial Public Relations Agreement between the Company and Accent Marketing Ltd. dated November 1, 2005(2)
10.4	Mineral Property Purchase Agreement between the Company and Ubex Capital Inc. dated April 26, 2005(2)
10.5	Joint Venture Agreement between the Company and Triex Minerals Corporation dated November 4, 2005(2)

10.6	Consulting Agreement between the Company and Ubex Capital Inc. for management and consulting services (2)
10.7	Consulting Agreement between Catchpole Enterprises and the Company (3)
10.8	Joint Venture Agreement between the Company and Bluerock Resources Ltd. (3)
10.9	Option and Purchase Agreement for federal mining claims in Wyoming (3)
10.10	Agreement to Purchase ten mining claims in Wyoming (3)
10.11	2005 Stock Option Plan (4)
10.12	Hartman letter agreement. (3)
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; (3)
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; (3)
32.1	Certification of CEO Pursuant to 18 U.S.C. Sect ion 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form AB-2 filed March 15, 2002

(2)	Previously filed as an exhibit to the Quarterly Report on Form 10-QSB filed November 21, 2005

(3)	Filed as an exhibit to this Annual Report on Form 10-KSB.

(4)	Filed as an exhibit to our Registration Statement on Form S-8 filed with the SEC on November 21, 2005.

ITEM 14.                PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth information regarding the amount billed to us by our independent auditor, Manning Elliott LLP for our last fiscal year ended December 31, 2005, and by our previous auditor, Morgan & Company, for our previous fiscal year ended December 31, 2004:

	Years Ended December 31
	2005	2004
Audit Fees	$9,550	$1,300
Audit Related Fees	$1,000	$1,200
Tax Fees	Nil	Nil
All Other Fees	$400	Nil
Total	$10,950	$2,500

Audit Fees

Audit Fees are the aggregate fees billed by our independent auditor for the audit of our annual financial statements, reviews of interim financial statements and attestation services that are provided in connection with statutory and regulatory filings or engagements.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

We presently do not have an audit committee. Our board of directors approves all services provided by our independent accountant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URANERZ ENERGY CORPORATION

By:	/s/ Glenn Catchpole
Glenn Catchpole, President
Director
Date: April 12, 2006

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Per:	/s/ Glenn Catchpole
Glenn Catchpole, President, Director
Date: April 12, 2006

Per:	/s/ Dennis Higgs
Dennis Higgs, Chairman, Director
Date: April 12, 2006

Per:	/s/ Dr. Gerhard Kirchner
Dr. Gerhard Kirchner, Director
Date: April 12, 2006

Per:	/s/ George Hartman
George Hartman, Vice President Exploration, Director
Date: April 12, 2006

Per:	/s/ Aileen Lloyd
Aileen Lloyd, Corporate Secretary, Chief Financial Officer, Director,
Date: April 12, 2006

Per:	/s/ Paul Saxton
Paul Saxton, Director
Date: April 12, 2006