Form 10QSB
period 2006-03-31
URANERZ ENERGY CORP.
filed 2006-05-18
CIK 1162324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2006

[               ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from _____to _____

Commission File Number: 000-50180

URANERZ ENERGY CORPORATION
(Name of small business issuer as specified in its charter)

NEVADA	98-0365605
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

Suite1410 - 800 West Pender Street, Vancouver, BC, Canada V6C 2V6
(Address of principal executive offices)

604-684-4691
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 29,551,532 of Common Stock as of April 25, 2006

Transitional Small Business Disclosure Format (check one): Yes [               ] No [ X ]

PART I

Item 1. Financial Statements

Uranerz Energy Corporation
(An Exploration Stage Company)

March 31, 2006

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	March 31,	December 31,
	2006	2005
	$	$
ASSETS	(unaudited)
Current Assets
Cash	8,422,952	1,925,021
Accounts receivable	4,320	–
Prepaid expenses (Note 6(a) and (b))	27,825	20,686
Advances to related party (Note 6(e))	34,958	23,358
Total Current Assets	8,490,055	1,969,065
Property and Equipment (Note 3)	8,754	9,278
Total Assets	8,498,809	1,978,343

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	32,300	27,699
Accrued liabilities	18,517	22,087
Advances payable (Note 10(d))	61,250	–
Due to related parties (Note 6)	83,484	143,700
Total Liabilities	195,551	193,486
Commitments and Contingencies (Notes 1, 4 and 9)
Subsequent Events (Note 10)
Stockholders’ Equity
Preferred Stock, 10,000,000 shares authorized, $0.001 par value;
Nil shares issued and outstanding	–	–
Common Stock, 100,000,000 shares authorized, $0.001 par value;
29,438,750 and 21,995,000 shares issued and outstanding, respectively	29,439	21,995
Additional Paid-in Capital	17,008,866	6,913,393
Subscriptions Receivable (Note 7(a))	(151,750)	–
Deficit Accumulated During the Exploration Stage	(8,583,297)	(5,150,531)
Total Stockholders’ Equity	8,303,258	1,784,857
Total Liabilities and Stockholders’ Equity	8,498,809	1,978,343

(The accompanying consolidated notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
(unaudited)

	From
	May 26, 1999	For the Three	For the Three
	(Date of Inception)	Months Ended	Months Ended
	to March 31,	March 31,	March 31,
	2006	2006	2005
	$	$	$

Revenue	–	–	–

Expenses

Depreciation	1,731	524	59
Foreign exchange	5,876	2,082	–
General and administrative (Notes 2(j) and 6)	7,569,541	2,978,889	7,500
Impairment loss on mineral property costs	652,650	312,455	–
Mineral exploration	146,991	43,141	3,000

Total Operating Expenses	8,376,789	3,337,091	10,559

Operating Loss	(8,376,789)	(3,337,091)	(10,559)

Other Income (Expense)

Mineral property option payments received	26,167	5,000	–
Loss on settlement of debt	(232,675)	(100,675)	–

Net Loss For the Period	(8,583,297)	(3,432,766)	(10,559)

Net Loss Per Share – Basic and Diluted		(0.14)	–

Weighted Average Shares Outstanding		24,309,000	5,640,500

(The accompanying consolidated notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	For the Three Months	For the Three Months
	Ended March 31,	Ended March 31,
	2006	2005
	$	$

Cash Flows Used In Operating Activities

Net loss for the period	(3,432,766)	(10,559)

Adjustment to reconcile net loss to cash used in operating activities:

Depreciation	524	59
Impairment loss on mineral properties	312,455	–
Debt settled with options	89,146	–
Loss on settlement of debt	100,675	–
Stock-based compensation	2,758,408	–

Changes in operating assets and liabilities:
Prepaid expense	(7,139)	3,413
Accounts receivable	(4,320)	–
Accounts payable and accrued liabilities	1,031	–
Advances payable	61,250	–
Due to related parties	(56,768)	8,679

Net Cash Used in Operating Activities	(177,504)	1,592

Cash Flows Used In Investing Activities
Acquisition of mineral properties	(312,455)	–
Acquisition of subsidiary, net cash paid	(48)	–
Purchase of property and equipment	–	(3,568)

Net Cash Flows Used In Investing Activities	(312,503)	(3,568)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	7,002,938	–
Proceeds from common stock subscriptions	–	25,000
Advances to related parties	(15,000)	–

Net Cash Flows Provided By Financing Activities	6,987,938	25,000

Increase In Cash	6,497,931	23,024

Cash - Beginning of Period	1,925,021	7,470

Cash - End of Period	8,422,952	30,494

Non-cash Investing and Financing Activities
Options granted to settle debt	89,146	–

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

(The accompanying consolidated notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2006 and 2005
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

On January 9, 2006, the Company acquired 100% of the issued and outstanding share capital of Rolling Hills Resources LLC, a Mongolian company. See Note 5.

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at March 31, 2006, the Company has working capital of $8,294,504, and has accumulated losses of $8,583,297 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation and Principals of Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. These financial statements include the accounts of the Company and its wholly-owned subsidiary Rolling Hills Resources LLC, a Mongolian company. All intercompany transactions and balances have been eliminated.The Company’s fiscal year-end is December 31.

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

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2006 and 2005
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

e)	Mineral Property Costs

The Company has been in the exploration stage since its formation on May 26, 1999 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. Payments received from options for mineral properties are applied against mineral property costs. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations. During the three months ended March 31, 2006, mineral property acquisition payments totaling $312,455 were impaired as there are no proven or probable reserves on these properties.

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

g)	Interim Financial Statements

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

h)	Income Taxes

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

i)	Foreign Currency Translation

The Company's functional currency is the United States dollar and management has adopted SFAS No. 52, “Foreign Currency Translation”. The functional currency of the Company’s wholly owned subsidiary is the Mongolian Togrog. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Foreign currency transactions are primarily undertaken in Canadian dollars and Mongolian Togrogs. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

j)	Stock-based Compensation

Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company’s employee stock options was less than the market price of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified retrospective transition method. The Company had not issued any stock options or share based payments prior to January 1, 2006. Accordingly, there was no effect on the Company’s reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2006 and 2005
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

j)	Stock-based Compensation (continued)

2005 Stock Option Plan

The Company adopted a Stock Option Plan dated November 7, 2005 under which the Company is authorized to grant options to acquire up to a total of 10,000,000 shares of common stock.

On January 6, 2006, the Company granted stock options to directors to acquire 1,725,000 common shares at an exercise price of $0.75 per share exercisable to January 6, 2011. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $1.38. During the three month period ended March 31, 2006, the Company recorded stock-based compensation of $2,383,950 as general and administrative expense.

On January 1, 2006, the Company granted stock options to consultants to acquire 270,000 common shares at an exercise price of $0.75 per share exercisable to January 6, 2011. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted, was $1.38. During the three month period ended March 31, 2006, the Company recorded stock-based compensation of $373,140 as general and administrative expense.

From January 6 to January 27, 2006, the Company granted stock options to a director to acquire 110,800 common shares at exercise prices of $0.51 to $1.40 per share exercisable for 5 years to settle $84,000 of debt. The fair value for options granted was estimated at the date of grant using the Black-Scholes option- pricing model and the weighted average fair value of stock options granted was $0.91. During the three month period ended March 31, 2006, the Company recorded a loss on settlement of debt of $100,675.

From January 6 to March 9, 2006, the Company granted stock options to a director to acquire 6,880 common shares at exercise prices ranging from $0.01 to $1.42 per share exercisable for 5 years to settle $5,146 of debt. The fair value of 5,880 of the options was determined to be the consideration received as it was more reliably measurable. The fair value for 1,000 of options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $1.32. During the three month period the Company recorded stock-based compensation of $1,318 as general and administrative expense.

The following table summarizes the continuity of the Company’s stock options:

		Weighted
		average
	Number of	exercise price
	Shares	$

Outstanding, December 31, 2005	–	–
Granted	2,112,680	0.75
Exercised	–	–

Outstanding, March 31, 2006	2,112,680	0.75

Additional information regarding options outstanding as at March 31, 2006 is as follows:

	Outstanding and Exercisable
		Weighted
		average	Weighted
		remaining	average
	Number of	contractual	exercise
Exercise prices	shares	life (years)	price

$ 0.00 – $ 0.50	1,000	4.77	$0.01
$ 0.50 – $ 1.00	2,084,700	4.77	$0.75
$ 1.00 – $ 1.50	26,980	4.77	$1.08

	2,112,680	4.77	$0.76

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2006 and 2005
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

j)	Stock-based Compensation (continued)

The fair value for stock options granted during the period was estimated at the date of grant using the Black- Scholes option-pricing model and the weighted average fair value of stock options granted was $1.40. The weighted average assumptions used are as follows:

	Three Months Ended
	March 31,	March 31,
	2006	2005
	$	$

Expected dividend yield	0%	–
Risk-free interest rate	4.25%	–
Expected volatility	261%	–
Expected option life (in years)	2.5	–

k)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2006 and 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

l)	Basic and Diluted Net Income (Loss) Per Share

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

m)	Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” and No. 156 “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140”, but they will not have a material effect in the Company’s results of operations or financial position.

n)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

3.	Property and Equipment

			March 31,	December 31,
			2005	2004
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Computer hardware	10,486	1,732	8,754	9,278

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2006 and 2005
(Expressed in US dollars)

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

c)

In May 2005 the President of the Company acquired, on behalf of the Company, a 100% interest to a mineral license in Mongolia for $105,945. The President of the Company intends to transfer title to the property to the Company’s wholly-owned Mongolian subsidiary, which was acquired on January 9, 2006.

d)

A consultant to the Company acquired, on behalf of the Company, the right to one exploration license located in Mongolia for a nominal amount. The consultant intends to transfer title to the property to the Company’s wholly-owned Mongolian subsidiary, which was acquired on January 9, 2006.

e)

An agent of the Company acquired, on behalf of the Company, the rights to six exploration licenses located in Mongolia for $13,300. The amount was advanced to the agent by the President of the Company. The agent transferred title to the property to a Mongolian company, which became the Company’s wholly-owned subsidiary which was acquired on January 9, 2006.

f)

The Company has 16 mineral leases in the State of Wyoming on 31 parcels of land, for an aggregate cost of $14,600. Some of the applications were made in the name of the President or the Vice-President of the Company and will be transferred to the Company in the next twelve months. The Company has also staked 208 mineral claims.

g)

The Company entered into an agreement dated November 18, 2005 to acquire a 100% interest in 10 mining claims located in the Powder River Basin area, Wyoming, in consideration of $250,000 payable in stages to January, 2007. As at March 31, 2005, $120,000 has been paid and $50,000 has been paid subsequent to year end.

h)

The Company entered into an option agreement dated December 9, 2005 to acquire a 100% interest in 44 mining claims within six mineral properties located in the Powder River Basin area, Wyoming. The Company can earn a 100% interest in the properties by incurring $750,000 in exploration costs within a three year period and paying an advance royalty of $250,000 (paid). The Company must pay a royalty fee of between 6% - 8%.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2006 and 2005
(Expressed in US dollars)

4.	Mineral Properties (continued)

i)

On February 17, 2006, as amended on March 16, 2006, the Company entered into a letter agreement to option its eight Mongolian projects to another company (the “Optionee”). The Optionee has the right to acquire a 55% interest in the projects in consideration for the following payments:

	(i)	$5,000 upon execution of the letter agreement (received);
(ii)

$30,000 (received) and 150,000 shares (received subsequent to the period) of the Optionee paid on the later of the following: a 30 day due diligence period; or 10 days after the review of a report currently being written; or acceptance for filing by the TSX Venture Exchange (“TSX-V”). The payment must be made by April 21, 2006 upon TSX-V approval and certain conditions (good title, etc.) are met. If the good title condition is not met, the $5,000 deposit will be paid back to the Optionee;

	(iii)	$30,000 by October 18, 2006;
	(iv)	$40,000 by October 18, 2007;
	(v)	$50,000 by October 18, 2008; and
	(vi)	$50,000 by October 18, 2009.

In addition, the Optionee must make the following expenditures:

	(i)	$400,000 in year 2006;
	(ii)	$500,000 in year 2007;
	(iii)	$900,000 in year 2008; and
	(iv)	$1,200,000 in year 2009.

Once the Optionee has earned a 55% interest, the Company will have the right to earn back a 6% interest by spending $300,000, and giving the Company a 51% interest and control of any further development.

j)	On March 24, 2006, the Company entered into a Mining Agreement to acquire mineral leases in the State of Wyoming in consideration for $14,775. The Company must make annual payments of $4,925.

5.	Acquisition

Pursuant to an Agreement dated January 9, 2006, the Company acquired 100% of the outstanding shares of Rolling Hills Resources LLC (“Rolling Hills”), a Mongolian company, in consideration for $14,120. Rolling Hills was incorporated on September 22, 2005, is in the business of mineral exploration, and owns title to several mineral licenses. There is no material effect on the consolidated net loss, consolidated cash flows, or net loss per share for the three month period ended March 31, 2006, as Rolling Hills did not have any significant operations.

Allocation of purchase price was as follows:

$
Cash	852
Mineral properties	13,268
Total consideration paid	14,120

6.	Related Party Transactions

a)

During the period ended March 31, 2006, the Company incurred $1,175 (2005 - $3,000) for general and administrative expenses to a company controlled by a director of the Company. At March 31, 2006, $59,032 (2005 – $8,678) is owing to this company, which is unsecured, non-interest bearing, and due on demand. As at March 31, 2006, the Company had $10,632 (2005 - $Nil) in prepaid expenses to this Company.

b)

During the period ended March 31, 2006, the Company incurred $27,707 for consulting services (included in general and administrative expenses) to a company controlled by a director of the Company. At March 31, 2006, $191 is owing to this company, which is unsecured, non-interest bearing, and due on demand. As at March 31, 2006, the Company had $9,245 (2005 - $Nil) in prepaid expenses to this Company.

c)

During the period ended March 31, 2006, the Company incurred $27,000 for consulting services (included in general and administrative expenses), $2,427 for general and administrative expenses to a director. During the period ended the Company settled $84,000 of debt by the granting of 110,805 options. At March 31, 2006, $4,867 is owed by this director, which is unsecured, non-interest bearing, and due on demand.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2006 and 2005
(Expressed in US dollars)

6.	Related Party Transactions (continued)

d)

During the period ended March 31, 2006, the Company paid a total of $24,000 in consulting services (included in general and administrative expenses) to the President and a company controlled by the President of the Company. The Company also reimbursed the President of the Company $6,517 for general and administrative expenses incurred on behalf of the Company. As at March 31, 2006 the President is owed $17,767 for expenses incurred on behalf of the Company.

e)

At December 31, 2005, $26,741 of advances to the President of the Company remained owing to the Company. During the period ended March 31, 2006, the President of the Company was advanced $15,000 for costs to be incurred on behalf of the Company. Of these advances, $11,651 was used to pay expenses incurred by the Company’s subsidiary. As at March 31, 2006, $30,090 of these advances remained owing to the Company, which is unsecured, non-interest bearing, and due on demand.

f)

During the period ended March 31, 2006, the Company reimbursed $7,875 of general and administrative expenses incurred by a director. At March 31, 2006 $6,494 is owing to this director, which is unsecured, non-interest bearing, and due on demand.

g)

The mineral claims referred to in Note 4(b) were acquired from a company controlled by a director of the Company. The mineral licenses referred to in Note 4(c) and (f) were acquired and are held in the name of the President or the Vice President of the Company on behalf of the Company.

7.	Common Stock

a)

On March 3, 2006, the Company completed a private placement consisting of 7,245,000 units at $1.00 per unit for proceeds of $7,147,188 net of issue costs and commissions. At March 31, 2006, $151,750 of subscriptions were receivable net of commissions of $8,250. Each unit consists of one share of common stock and one-half share purchase warrant. The Company issued 7,245,000 shares of common stock and 3,622,500 warrants. Each full warrant entitles the holder to purchase one additional share of common stock for a period of two years at an exercise price of $1.75 per share until March 3, 2007, and at an exercise price of $2.50 per share until March 3, 2008. The Company issued 185,750 units for commissions pertaining to this private placement.

b)	On March 17, 2006, the Company issued 12,500 shares of common stock upon the exercise of share purchase warrants at $0.60 per share for cash proceeds of $7,500.

8.	Share Purchase Warrants

A summary of the changes in the Company’s stock purchase warrants is presented below:

		Weighted
		Average
		Exercise
	Number	Price
Balance, December 31, 2003 and 2004	–	–
Issued	2,710,000	0.60
Balance, December 31, 2005	2,710,000	0.60
Issued	3,715,625	1.75
Exercised	(12,500)	0.60
Balance, March 31, 2006	6,413,125	1.27

As at the March 31, 2006, the following share purchase warrants were outstanding:

Number of	Exercise
Warrants	Price	Expiry Date
2,610,000	0.60	October 17, 2006
87,500	0.60	November 17, 2006
3,715,625	1.75-2.50	March 3, 2008

6,413,125	1.27

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2006 and 2005
(Expressed in US dollars)

9.	Commitments

a)

On September 1, 2005, the Company entered into an office and administration services agreement with a company controlled by a director, at $10,511 (Cdn$12,305) per month, for a three-year term expiring on August 31, 2008. Future payments for the next three fiscal years are as follows:

2006	$115,592
2007	126,100
2008	84,100
$325,792

b)

The Company entered into an agreement with a company effective November 1, 2005 for public and investor relations services to be provided to the Company for an initial term of one year at $5,000 per month.

c)

The Company entered into an agreement with a company effective November 1, 2005 for public relations services to be provided to the Company for an initial term of three months. The Company agreed to pay $6,000 per month and issue 100,000 shares of common stock.

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

f)	On March 1, 2005, the Company entered into an agreement with a company controlled by the President of the Company for consulting services to be provided to the Company at $8,020 per month.

10.	Subsequent Events

a)	On April 4, 2006 the Company granted a consultant the option to acquire 500 shares of the Company’s common stock at $1.57 per share to settle debt of $785.

b)	On April 4, 2006 the Company granted a director the option to acquire 6,800 shares of the Company’s common stock at $1.48 per share to settle debt of $10,000.

c)	On April 5, 2006 the Company granted a director the option to acquire 5,000 shares of the Company’s common stock at $1.57 per share to settle debt of $8,000.

d)

The Company is proposing a private placement offering consisting of up to 2,875,000 units at $1.75 per unit for gross proceeds of $5,031,250. Each unit will consist of one share of common stock and one-half of one share purchase warrant. Each whole warrant will entitle the holder to acquire an additional common share exercisable at $2.25 per share for a period of one year. The warrants will also be subject to an acceleration clause. If the closing price of the Company’s common stock is above $2.50 per share for twenty consecutive trading days, then the expiry date will be accelerated to the date that is thirty calendar days from the date that is the twentieth consecutive trading day above the price threshold. Any warrants not exercised within the accelerated exercise period will expire. The accelerated exercise period will only take effect if a registration statement for the warrant shares has been declared effective by the Securities and Exchange Commission. The proceeds will be used for general working capital purposes. A finder’s fee or commission of 6%, payable in cash or units, may be payable. The Company received proceeds of $61,250 to March 31, 2006.

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

We hold interests in the following mineral properties:

Name of Property	Location
Cochrane River Property (joint ventured)	Saskatchewan, Canada
Eight Exploration Licenses (joint ventured)	Mongolia
State Mineral Leases, Federal Mining Claims and Private (Fee) Mineral	Wyoming, USA

Our plan of operations is to carry out exploration of our Wyoming properties while our joint partners will be responsible for carrying out exploration of our Saskatchewan and Mongolia properties. The specific exploration plans for our Saskatchewan, Mongolian and Wyoming properties, together with information regarding the location and access, history of operations, present condition and geology of each of our properties, is presented in Item 2 of our Annual Report on Form 10-KSB for the year ended December 31, 2005 under the heading “Description of Properties.”

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

Saskatchewan – Cochrane River Property

We signed an option and joint venture agreement dated November 4, 2005 for our Cochrane River property located in northern Saskatchewan, Canada, with Triex Minerals Corporation (“Triex”). We granted Triex the option to earn a 60% interest in the Cochrane River property in consideration of agreement of Triex to pay to us an initial payment of Cdn$25,000 and to incur Cdn$200,000 of exploration expenditures on the property by February 1, 2006, each subject to Triex receiving approval of the agreement from the TSX Venture Exchange. Triex received approval from the TSX Venture exchange and has completed the initial payment of Cdn$25,000 and the $200,000 in exploration expenditures on the Cochrane River property required by February 1, 2006.

In order to maintain its option in good standing and exercise its option to earn a 60% interest in the Cochrane River property, Triex must:

  incur an aggregate of Cdn$500,000 in exploration expenditures and pay an additional Cdn$25,000 to us on or before May 1, 2007; and
  incur an aggregate of Cdn$1,500,000 in exploration expenditures and pay an additional Cdn$25,000 to us on or before May 1, 2008.

If Triex completes the earn-in phase by completing the required exploration expenditures and payments, Triex will be entitled to earn an additional 10% interest in the project by spending an additional Cdn$1,500,000 by November 1, 2009. Upon exercise by Triex of the option, a joint venture will be automatically formed between us and Triex in accordance with the terms of the option and joint venture agreement.

Under the terms of our agreement to joint venture our Cochrane River property with Triex Minerals Corporation, Triex will be the operator of the exploration programs for this joint venture. Any exploration undertaken by Triex will be at its expense under the terms of the joint venture agreement. There is no assurance that Triex will make the cash payments or undertake the full amount of the exploration expenditures necessary for it to earn an interest in our Saskatchewan properties.

Mongolia

We have signed a letter agreement dated February 17, 2006 to option and joint venture our eight Mongolian exploration licenses with Bluerock Resources Ltd. (“Bluerock”). Under the terms of the agreement, we have granted to Bluerock the option to acquire an undivided 55% interest in the properties, subject to a joint venture agreement to be entered into by Bluerock and us upon exercise of the option. The joint venture agreement to be entered into will be based upon the Rocky Mountain Mineral Law Foundation's Model Exploration, Development and Mine Operating Agreement, 1996 Edition ("Form 5A").

As consideration for the grant of the option, Bluerock paid us a total of $35,000 and issued to us 150,000 common shares of Bluerock. The cash payments were completed and the shares issued after an initial due diligence period and receipt by Bluerock of TSX Venture exchange approval.

Bluerock has the option to earn a 55% interest in our Mongolian properties by paying to us lease payments totaling $170,000 and by incurring exploration expenditures in the amount of $3,000,000 on the properties by October 18, 2009. The required cash payments and exploration expenditures required in order to enable Bluerock to exercise the option and acquire a 55% interest are summarized as follows:

(a)	Cash Consideration

	(i)	$30,000 by October 18, 2006;

	(ii)	$40,000 by October 18, 2007;

	(ii)	$50,000 by October 18, 2008; and

	(iii)	$50,000 by October 18, 2009.

(b)	Exploration Expenditures

	(i)	$400,000 in year ended October 18, 2006;

	(ii)	$500,000 in year ended October 18, 2007;

	(iii)	$900,000 in year ended October 18, 2008; and

	(iv)	$1,200,000 in year ended October 18, 2009.

Bluerock has agreed that it will pay the first lease payment by October 18, 2006 and will complete the first $400,000 expenditure by October 18, 2006.

We have retained the right to earn back a 6% interest in the joint venture by spending US $300,000 on the Mongolian Properties. The joint venture agreement will be entered into upon Bluerock having completed the lease payments and having incurred $3,000,000 in exploration expenditures on the Mongolian properties by October 18, 2009, provided we elect not to expend $300,000 on the property by July 31, 2010. In this event, Bluerock will own a 55% interest in the Mongolian properties and we will own a 45% interest. Upon Bluerock earning a 55% interest in the project, we will be entitled to elect to spend the additional $300,000 on the properties by July 31, 2010. If we exercise this right, then we would earn back a 6% interest and would hold a 51% interest in the joint venture, with Bluerock holding a 49% interest in the joint venture.

The exploration programs to be carried out on our Mongolian properties during the term of our agreement will be managed by Bluerock. Bluerock expects to focus an aggressive drilling and trenching campaign on the Khavtsal Property, while conducting more reconnaissance level work on the other seven licenses. It is hoped that the drilling and trenching campaign will validate the historical work and give a clearer view of the economic potential of the Khavtsal project. The exploration team will consist of both Bluerock and Uranerz consultants, with the objective of combining the strengths of both companies to deliver an effective and efficient exploration program. Any exploration undertaken by Bluerock will be at its expense under the terms of the joint venture agreement. There is no assurance that Bluerock will make the cash payments or undertake the full amount of the exploration expenditures necessary for it to earn an interest in our Mongolian properties.

The joint venturing of the exploration of these Mongolian projects will allow Uranerz to focus its resources on the exploration of its Wyoming projects.

Wyoming

Wyoming Mining Claims (federal mineral)

We have staked 198 federal lode mining claims on federal and private surface lands in the state of Wyoming where the mineral rights are owned by the federal government. In general, the claim staking is either in the Powder River Basin or the northern Great Divide Basin. We have staked 198 individual mining claims covering approximately 2,025 hectares (5,000 acres) and they have been recorded with the county and federal governments. It is our objective to purchase or lease additional mineral claims and fee minerals directly from current private owners during the next twelve months, although there is no assurance that any acquisitions will be completed. The company has acquired the rights to another 54 federal mining claims in the Powder River Basin from private individuals covering about 437 hectares

(1080 acres). We will continue to acquire more federal mining claims through the normal claim staking and filing process, primarily in the Powder River Basin.

Our plan of operations for exploration of our Wyoming federal mining claims is generally as follows:

Year 1 – obtain all possible existing geologic information and evaluate the information. Describe surface geology. Review all available regional information and information that may be available from neighbors. Identify those claim areas with best potential and design exploration programs that include some drilling. Prepare summary geologic report on each property. Commence exploration drilling and logging based on the aforementioned research, evaluate results and prepare summary reports.

Year 2 – continue exploration by drilling on those claim areas identified in Year 1 as having the best potential. Evaluate the results of the drilling program and prepare summary reports for management including reserve calculations where appropriate. At the end of the year drop those claims that have been identified as having low potential. Design exploration drilling programs for the next year on those areas continuing to show significant uranium potential.

Year 3 – conduct exploration drilling program on the claims with best potential. Evaluate results of the drilling program. At end of the year drop any of the claims that been identified from the drilling to have low potential. Prepare summary report for management including an assessment of mineralization and recommendations for development using in-situ leach mining.

Wyoming State Mineral Leases

We have acquired 16 state mineral leases in Wyoming covering approximately 14,000 acres of land, and we will continue to apply for additional state mineral leases as our exploration program identifies areas of good potential and the associated land is available for leasing. None of our current state mineral leases have known uranium resources, but they are located in geologically favourable areas.

Our plan of operations for exploration on our Wyoming state mineral leases is generally as follows:

Year 1 – obtain all possible existing geologic information and evaluate the information. Describe surface geology. Review all available regional information and information that may be available from neighbors. Identify those state leases with best potential and design exploration programs that may include some drilling. Prepare summary geologic report on each state section for management. No drilling planned for Year 1.

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

Wyoming Private (Fee) Mineral

We have initiated a program to acquire the rights to explore and mine on certain lands in the Powder River Basin where the mineral is owned by private parties. To acquire the rights it is necessary to sign an agreement with the mineral and the surface owner. This program to date has yielded only minor and relatively insignificant results, and it is not known with certainty that uranium exists on any of these properties. We will continue to attempt to acquire the surface and mineral rights on privately owned mineral on lands that we think are geologically favourable or we have historical information in our possession that indicates uranium mineralization might be present. At this point it is not planned to spend any significant amounts of money on exploration on any of the private mineral rights we have acquired. This could change and we would spend money on exploration if we are able to acquire fee mineral with known historical resources.

Plan of Operations

Our plan of operations for Wyoming for the next twelve months is to continue mineral property acquisition and to conduct exploration on our mineral properties. Unlike Mongolia and Saskatchewan where we have farmed out exploration to joint venture partners, we will carry out these exploration activities using our staff and contractors.

Our planned exploration expenditures for the next twelve months on our Wyoming mineral properties, together with amounts due to maintain our interest in these federal claims and state leases, are summarized as follows:

Property	Planned Exploration Program Expenditures for the Next Twelve Months:	Amount of Annual Claim/Lease Maintenance Fees due;	Amount of Property Payment Due:
Powder River Basin	$273,500	$65,000	$77,500
Great Divide Basin	$48,000	$9,400	$13,500

Our plan of operations for Wyoming for the next twelve months also includes work on the preparation of the environmental permit applications for our planned commercial mining facilities to be located in the Powder River Basin. As part of preparing the environmental permit applications it will be necessary for us to prepare the preliminary design of the facilities. The cost break down for these two functions are presented below:

Location	Preliminary Environmental Permits Preparation (next 12 months)	Preliminary Design (next 12 months)
Powder River Basin	$408,100	$68,500

In addition to our planned exploration expenditures, we anticipate spending approximately $114,000 in ongoing general and administrative expenses per month for the next twelve months. General administration added together with land work, project development and licensing expenditures are anticipated to total $1,918,400 over the next twelve months. Capital spending and new project acquisition expenditures are anticipated to be $1,689,500 for this period. Total expenditures then for the next twelve months are anticipated to be $3,607,900. The general and administrative expenses for the year will consist primarily of salaries for our senior officers, staff salaries, consulting fees, and professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office expenses.

We had cash in the amount of $8,422,952 and a working capital in the amount of $8,294,504 as of March 31, 2006. We estimate that our total expenditures over the next twelve month period will be approximately $3,607,900. Accordingly, we have sufficient financing with which to pursue our plan of operations over the next twelve months. We intend to focus most of our exploration efforts on our Wyoming federal mineral claims, as discussed above.

During the twelve month period following the date of this quarterly report, we anticipate that we will not generate any revenues. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock and share purchase warrants. There is no assurance that we will be able to achieve additional sales of our common stock and share purchase warrants.

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

Results of Operations

References below to the first quarters of fiscal 2006 and fiscal 2005 are to the three month periods ending March 31, 2006 and 2005, respectively. References to fiscal 2006 and fiscal 2005 are to our fiscal years ended December 31, 2006 and 2005, respectively.

Our results of operations for the first quarter of fiscal 2006 are summarized below:

	Accumulated
	For the Period
	May 26, 1999
	(Date of	For the Three	For the Three
	Inception)	Months Ended	Months Ended
	To March 31,	March 31,	March 31,
	2006	2006	2005
	$	$	$
Revenue	-	-	-
Expenses
Depreciation	1,731	524	59
Foreign exchange loss	5,876	2,082	-
General and administrative	7,569,541	2,978,889	7,500
Impairment loss on mineral
acquisition costs	652,650	312,455	-
Mineral exploration	146,991	43,141	3,000
Total Operating Expenses	8,376,789	3,337,091	10,559
Operating Loss	(8,376,789)	(3,337,091)	(10,559)
Other Income (Expense)
Mineral property option payments
received	26,167	5,000	-
Loss on settlement of debt	(232,675)	(100,675)	-
Net Loss	(8,583,297)	(3,432,766)	(10,559)

Revenues

We have not earned any revenues to date and we anticipate that we will not generate any revenues during the twelve month period following the date of this quarterly report.

General and Administrative

Our general and administrative expenses for the year consist primarily of salaries for our senior officers, staff salaries, consulting fees, and professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office expenses.

During the first quarter of fiscal 2006, we recorded stock based compensation expense in the amount of $2,758,408. This stock based compensation expense was attributable to stock options that we granted to our directors, officers and consultants during the first quarter of 2006. The balance of our general administrative expense increased to $220,481 for the first quarter of 2006 compared to $10,559 for the first quarter of 2005. This increase reflects our exploration activities, our efforts to acquire new mineral properties and our joint venturing of our Mongolian properties. Our operations were minimal for the first quarter of fiscal 2005.

Impairment Loss on Mineral Property Costs

Impairment costs on mineral properties represent mineral property acquisition costs incurred by the Company during the respective periods. The Company recognized an impairment loss of $312,455 during the three month period ended March 31, 2006, as it has not yet been determined whether there are proven or probable reserves on the properties.

Mineral Exploration

Mineral exploration expense is comprised of expenses that we incur on carrying out exploration of our mineral properties.

Our mineral exploration expenses in the first quarter of 2006 were attributable to exploration activities that we carried out mainly on our Wyoming mineral properties.

Mineral Property Option Payments Received

Mineral property option payments received represent amounts that we are paid as consideration for the granting of options to acquired interests in our mineral properties.

Mineral property option payments received in the first quarter of 2006 in the amount of $5,000 were attributable to the initial payment received from Bluerock under the option and joint venture agreement for our Mongolian properties.

Net Loss for the Period

Our net loss increased to $3,432,766 for the first quarter of fiscal 2006 from $10,559 for the first quarter of fiscal 2005 as a result of increased business activity and the granting of stock options to directors, officers, and employees. We anticipate that our expenses and net loss will continue to increase throughout the current fiscal year in comparison with our fiscal year ended December 31, 2005 as a result of our planned exploration activities and as a result of payments required to maintain our interests in our mineral properties. In addition, we anticipate continued increased professional fees as we comply with our obligations as a reporting company under the Securities Exchange Act of 1934 and as we plan to file a registration statement with the Securities and Exchange Commission under the Securities Act of 1933. We anticipate that we will not earn any revenues during the current fiscal year or in the foreseeable future as we are presently engaged in the exploration of our mineral properties.

Liquidity and Capital Resources

Our cash position at March 31, 2006 was $8,422,952 compared to $1,925,021 as at December 31, 2005. We had working capital of $8,294,504 as of March 31, 2006 compared to working capital of $1,775,579 as of December 31, 2005.

Plan of Operations

We estimate that our total expenditures over the next twelve months will be approximately $3,607,900, as outlined above under the heading “Plan of Operations”. We intend to focus most of our exploration efforts on our Wyoming federal mining claims. We intend to fund these planned expenditures over the next twelve months using our current cash and working capital.

Cash Used in Operating Activities

We used cash in operations in the amount of $177,504 during the first quarter of fiscal 2006, compared to cash used in operations in the amount of $1,592 during the first quarter of fiscal 2005. Cash used in operations was attributable primarily to general and administrative expenses and exploration activities.

Cash Used in Investing Activities

We used cash in investing activities in the amount of $312,503 during the first quarter of fiscal 2006, compared to cash used in investing activities in the amount of $3,568 during the first quarter of fiscal 2005. Cash used in investing activities during the first quarter of fiscal 2006 was attributable primarily to mineral properties acquired during the first quarter of 2006.

Cash Flows from Financing Activities

We generated cash from financing activities in the amount of $6,987,938 during the first quarter of fiscal 2006, compared to cash generated from financing activities in the amount of $25,000 during the first quarter of fiscal 2005. Cash generated from financing activities during the first quarter of fiscal 2006 was attributable primarily to the completion of our March 2006 private placement, as described below.

We completed a private placement financing in March 2006 comprised of the issue of an aggregate of 7,245,000 units (each a “Unit”) at a price of $1.00 per Unit to an aggregate of 134 purchasers for total gross proceeds of $7,245,000. Our net proceeds from this private placement financing were $7,002,938. Each Unit is comprised of one share of common stock and one-half share purchase warrant (a “Warrant”) with one full warrant exercisable to purchase one additional common share for a period of two years from the date of issue (the “Offering”) at $1.75 per share during the first year and at a price of $2.50 per share during the second year.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern. However, our management is of the opinion that we have sufficient financing with which to pursue our plan of operations over the next twelve months.

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

Critical Accounting Policies

Mineral Property Costs

We have been in the exploration stage since our formation on May 26, 1999 and have not yet realized any revenues from our planned operations. We are primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. We assess the carrying costs for impairment under

SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. Payments received from options for mineral properties are applied against mineral property costs. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations. During the three months ended March 31, 2006, mineral property acquisition payments totaling $312,455 were impaired as there are no proven or probable reserves on these properties.

Foreign Currency Translation

Our functional and reporting currency is the United States dollar. Foreign currency transactions are primarily undertaken in Canadian dollars and are translated into United States dollars using exchange rates at the date of the transaction in accordance with SFAS No. 52 “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are remeasured at each balance sheet date at the exchange rate prevailing at the balance sheet date. Foreign currency exchange gains and losses are charged to operations. We have not entered into derivative instruments to offset the impact of foreign currency fluctuations.

Stock-based Compensation

Prior to January 1, 2006, we accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company’s employee stock options was less than the market price of the underlying common stock on the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified retrospective transition method. We did not issue any stock options or share based payments prior to January 1, 2006. Accordingly, there was no effect on the Company’s reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Glenn Catchpole, and our Chief Financial Officer, Ms. Aileen Lloyd. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (the “SEC”).

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

During our most recently completed fiscal quarter ended March 31, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 1. Legal Proceedings.

We currently are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have reported sales of securities without registration under the Securities Act of 1933 during our fiscal quarter ended March 31, 2006 on the following Current Reports on Form 8-K that we have filed with the Securities and Exchange Commission.

Report	Date of Filing with SEC
Current Report on Form 8-K	March 7, 2006
Amended Current Report on Form 8-K	March 20, 2006
Amended Current Report on Form 8-K	April 4, 2006
Amended Current Report on Form 8-K	April 12, 2006

We did not complete any sales of securities without registration pursuant to the Securities act of 1933 during the fiscal quarter ended March 31, 2006 that were not reported on the Current Reports on Form 8-K and amendments described above.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to our security holders for a vote during the first quarter of our fiscal year ended March 31, 2006

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are attached to this Quarterly Report on Form 10-QSB:

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws, as amended (1)
3.3	Articles of Amendment (3)
4.1	Share Certificate (1)
10.1	Office and Administration Services Agreement between the Company and Senate Capital Group Inc. dated September 1, 2005 (2)
10.2	Agreement for Services between the Company and Highlands Capital, Inc. dated November 1, 2005(2)
10.3	Financial Public Relations Agreement between the Company and Accent Marketing Ltd. dated November 1, 2005(2)
10.4	Mineral Property Purchase Agreement between the Company and Ubex Capital Inc. dated April 26, 2005(2)
10.5	Joint Venture Agreement between the Company and Triex Minerals Corporation dated November 4, 2005(2)
10.6	Consulting Agreement between the Company and Ubex Capital Inc. for management and consulting services (2)
10.7	Consulting Agreement between Catchpole Enterprises and the Company (3)
10.8	Joint Venture Agreement between the Company and Bluerock Resources Ltd. (3)
10.9	Option and Purchase Agreement for federal mining claims in Wyoming (3)
10.10	Agreement to Purchase ten mining claims in Wyoming (3)
10.11	2005 Stock Option Plan (4)
10.12	Hartman letter agreement. (3)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act (5)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (5)
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form AB-2 filed March 15, 2002
(2)	Previously filed as an exhibit to the Quarterly Report on Form 10-QSB filed November 21, 2005
(3)	Previously filed as an exhibit to the Annual Report on Form 10-KSB filed April 14, 2006
(4)	Filed as an exhibit to our Registration Statement on Form S-8 filed with the SEC on November 21, 2005
(5)	Filed as an exhibit to this Quarterly Report on Form 10-QSB

SIGNATURES

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

URANERZ ENERGY CORPORATION

By:	/s/ Glenn Catchpole
Glenn Catchpole
President and Chief Executive Officer
Date:	May 17, 2006