Form 10QSB
period 2006-06-30
URANERZ ENERGY CORP.
filed 2006-08-15
CIK 1162324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ x ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2006

[           ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from  _____ to  _____

Commission File Number:000-50180

URANERZ ENERGY CORPORATION
(Name of small business issuer as specified in its charter)

NEVADA	98-0365605
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

Suite 1410 - 800 West Pender Street, Vancouver, BC, Canada V6C 2V6
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 31,770,998 of Common Stock as of July 31, 2006

Transitional Small Business Disclosure Format (check one): Yes [           ] No [ x ]

PART I

Item 1. Financial Statements

Uranerz Energy Corporation
(An Exploration Stage Company)

June 30, 2006

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)
(unaudited)

	June 30,	December 31,
	2006	2005
	$	$
ASSETS
Current Assets
Cash	11,696,222	1,925,021
Amounts receivable	4,320	–
Investment securities	57,000	–
Prepaid expenses	55,363	20,686
Advances to related party (Note 6(b) and (d))	25,094	23,358
Total Current Assets	11,837,999	1,969,065
Property and Equipment (Note 3)	79,522	9,278
Total Assets	11,917,521	1,978,343

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	88,082	27,699
Accrued liabilities	52,205	22,087
Due to related parties (Note 6(a),(c) and (e))	26,204	143,700
Total Liabilities	166,491	193,486
Commitments and Contingencies (Notes 1, 4 and 9)
Stockholders’ Equity
Preferred Stock, 10,000,000 shares authorized, $0.001 par value;
Nil shares issued and outstanding	–	–
Common Stock, 100,000,000 shares authorized, $0.001 par value;
31,770,998 and 21,995,000 shares issued and outstanding, respectively	31,771	21,995
Additional Paid-in Capital	21,761,651	6,913,393
Subscriptions receivable (Note 7(c))	(8,960)	–
Accumulated Other Comprehensive Income	19,500	–
Deficit Accumulated During the Exploration Stage	(10,052,932)	(5,150,531)
Total Stockholders’ Equity	11,751,030	1,784,857
Total Liabilities and Stockholders’ Equity	11,917,521	1,978,343

(The accompanying consolidated notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
(unaudited)

	Accumulated From
	May 26, 1999	Three Months		Six Months
	(Date of Inception)	Ended		Ended
	to June 30,	June 30,		June 30,
	2006	2006	2005	2006	2005
	$	$	$	$	$

Revenue	–	–	–	–	–
Expenses
Depreciation	4,753	3,022	355	3,545	414
Foreign exchange	8,653	2,777	–	4,859	–
General and administrative (Note 6)	9,037,652	1,468,111	145,224	4,447,001	155,724
Impairment loss on mineral property costs	714,287	61,637	–	374,092	–
Mineral property costs	261,672	114,681	162,435	157,822	162,435
Total Operating Expenses	10,027,017	1,650,228	308,014	4,987,319	318,573
Operating Loss	(10,027,017)	(1,650,228)	(308,014)	(4,987,319)	(318,573)
Other Income (Expense)
Mineral property option payments received	93,667	67,500	–	72,500	–
Loss on settlement of debt	(240,906)	(8,231)	–	(108,906)	–
Interest income	121,324	121,324	–	121,324	–
Total Other Income (Expense)	(25,915)	180,593	–	84,918	–
Net Loss	(10,052,932)	(1,469,635)	(308,014)	(4,902,401)	(318,573)
Other Comprehensive Income
Unrealized gain on investment securities	19,500	19,500	–	19,500	–
Comprehensive Loss	(10,033,432)	(1,450,135)	(308,014)	(4,882,901)	(318,573)
Net Loss Per Share – Basic and Diluted		(0.05)	(0.03)	(0.18)	(0.04)
Weighted Average Shares Outstanding		30,115,000	11,453,000	27,278,000	8,563,000

(The accompanying consolidated notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	For the Six Months	For the Six Months
	Ended June 30,	Ended June 30,
	2006	2005
	$	$

Operating Activities

Net loss for the period	(4,902,401)	(318,573)

Adjustments to reconcile net loss to cash used in operating
activities:
Depreciation	3,545	414
Impairment loss on mineral property costs	374,092	–
Investment securities received for option payments	(37,500)	–
Debt settled with options	121,363	–
Loss on settlement of debt	108,905	–
Stock-based compensation	3,841,721	–

Changes in operating assets and liabilities:		–
Prepaid expenses	(34,677)	(9,914)
Accounts payable and accrued liabilities	(4,320)	(47,095)
Advances payable	90,501	–
Due to related parties	(104,184)	66,870

Net Cash Used in Operating Activities	(542,955)	(308,298)

Investing Activities
Acquisition of mineral properties	(374,092)	–
Acquisition of subsidiary, net cash paid	(48)	–
Purchase of property and equipment	(73,789)	(7,086)

Net Cash Flows Used In Investing Activities	(447,929)	(7,086)

Financing Activities
Proceeds from issuance of common stock	10,777,085	695,039
Advances (to) from related parties	(15,000)	(39,935)

Net Cash Flows Provided By Financing Activities	10,762,085	655,104

Increase In Cash	9,771,201	339,720

Cash - Beginning of Period	1,925,021	7,470

Cash - End of Period	11,696,222	347,190

Non-cash Investing and Financing Activities
Stock options granted to settle debt	121,363	–

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

(The accompanying consolidated notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2006 and 2005
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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at June 30, 2006, the Company has working capital of $11,671,508 and has accumulated losses of $10,052,932 since inception. These factors raise doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation and Principals of Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. These financial statements include the accounts of the Company and its wholly owned subsidiary, Rolling Hills Resources LLC, a Mongolian company. All intercompany transactions and balances have been eliminated. The Company’s fiscal year-end is December 31.

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

Property and equipment consists of computers, office and field equipment, is recorded at cost and is depreciated on a straight-line basis over five years.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2006 and 2005
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	e)	Investment Securities

The Company reports investments in debt and marketable equity securities at fair value based on quoted market prices or, if quoted prices are not available, discounted expected cash flows using market rates commensurate with credit quality and maturity of the investment. All investment securities are designated as available for sale with unrealized gains and losses included in stockholders' equity. The Company regularly reviews investment securities for impairment based on criteria that include the extent to which the investment's carrying value exceeds its related market value, the duration of the market decline, the Company’s ability to hold to recovery and the financial strength and specific prospects of the issuer of the security. Unrealized losses that are other than temporary are recognized in earnings. Realized gains and losses are accounted for on the specific identification method.

The Company periodically reviews these investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments to their fair value when an other-than- temporary decline has occurred. When determining whether a decline is other-than-temporary, the Company examines (i) the length of time and the extent to which the fair value of an investment has been lower than its carrying value: (ii) the financial condition and near-term prospects of the investee, including any specific events that may influence the operations of the investee such as changes in technology that may impair the earnings potential of the investee: and (iii) the Company’s intent and ability to retain its investment in the investee for a sufficient period of time to allow for any anticipated recovery in market value.

The Company’s only investment consists of shares of a mineral exploration company. Refer to Note 4(i). At June 30, 2006, the Company recognized an unrealized gain on the investment of $19,500 as a result of an increase in the value of the shares which is included in other comprehensive income.

	f)	Mineral Property Costs

The Company has been in the exploration stage since its formation on May 26, 1999 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets ”. The Company assesses the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. Payments received for the option of a mineral property are accounted for as other income. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations. During the three and six months ended March 31 and June 30, 2006, mineral property acquisition payments totaling $312,455 and $374,092 were impaired as there are no proven or probable reserves on these properties.

	g)	Financial Instruments

The fair values of cash, investment securities, amounts receivable, advances to related party, accounts payable, accrued liabilities and due to related parties approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash in excess of federally insured amounts. To date, the Company has not incurred a loss relating to this concentration of credit risk.

	h)	Interim Financial Statements

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

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2006 and 2005
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	j)	Foreign Currency Translation

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

	k)	Stock-based Compensation

Prior to January 1, 2006, the Company accounted for stock-based awards in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified retrospective transition method. The Company had not issued any stock options or share based payments prior to January 1, 2006. Accordingly, there was no effect on the Company’s reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R.

2005 Stock Option Plan

The Company adopted a Stock Option Plan dated November 7, 2005 under which the Company is authorized to grant options to acquire up to a total of 10,000,000 shares of common stock. Stock options remaining for future grants: 7,315,360 at June 30, 2006.

On May 23, 2006, the Company granted stock options to directors and consultants to acquire 550,000 common shares at an exercise price of $1.96 per share exercisable until May 23, 2011. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $1.80. During the three month period ended June 30, 2006, the Company recorded stock-based compensation of $992,313 as general and administrative expense.

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

During the six month period ended June 30, 2006, the Company granted stock options to a director to acquire 131,000 common shares at exercise prices of $0.51 to $2.50 per share exercisable for 5 years to settle $112,620 of debt. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $1.69. During the six month period ended June 30, 2006, the Company recorded a loss on settlement of debt of $108,905.

During the six month period ended June 30, 2006, the Company granted stock options to a consultant to acquire 8,640 common shares at exercise prices ranging from $0.01 to $2.65 per share exercisable for 5 years to settle $8,743 of debt. The fair value of 7,640 of the options was determined to be the consideration received, as it was more reliably measurable. The fair value for 1,000 of options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $1.32. During the six month period ended June 30, 2006, the Company recorded stock-based compensation of $1,418 as general and administrative expense.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2006 and 2005
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	k)	Stock-based Compensation (continued)
The following table summarizes the continuity of the Company’s stock options:

		Weighted
		average
	Number of	exercise price
	Shares	$

Outstanding, December 31, 2005	–	–
Granted	2,684,640	1.01
Exercised	(12,800)	0.70
Outstanding, June 30, 2006	2,671,840	1.01

	Outstanding and Exercisable
		Weighted
		average	Weighted
		remaining	average
	Number of	contractual	exercise
Exercise prices	shares	life (years)	price

$ 0.00 – $ 0.75	2,057,600	4.52	$ 0.75
$ 0.76 – $ 1.50	49,080	4.49	$ 1.08
$ 1.51 – $ 2.25	558,600	4.90	$ 1.95
$ 2.26 – $ 3.00	6,560	4.95	$ 2.58

	2,671,840	4.60	$ 1.01

The fair value for stock options granted during the period was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $1.49. The weighted average assumptions used are as follows:

	Six Months Ended
	June 30,	June 30,
	2006	2005
	$	$

Expected dividend yield	0%	–
Risk-free interest rate	4.4%	–
Expected volatility	239%	–
Expected option life (in years)	2.5	–

l)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2006, the Company’s only component of comprehensive income (loss) was an unrealized holding gain on available-for-sale securities.

m)	Basic and Diluted Net Income (Loss) Per Share

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

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2006 and 2005
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	n)	Recent Accounting Pronouncements

The FASB has issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments ” and SFAS No. 156 “Accounting for Servicing of Financial Assets”, but they will not have any relationship to the operations of the Company. Therefore a description and its impact for each on the Company’s operations and financial position have not been disclosed.

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

	o)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

3.	Property and Equipment

			June 30,	December 31,
			2006	2005
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Computers and office equipment	50,122	3,045	47,077	9,278
Field equipment	34,152	1,707	32,443	–
	84,274	4,752	79,522	9,278

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2006 and 2005
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

b)

On April 26, 2005, the Company entered into an agreement (the “Agreement”) to acquire a 100% interest in two mineral prospecting permits located in the Athabasca Basin area of Saskatchewan, Canada in consideration of Cdn$40,757 and a 2% royalty. This Agreement was with a company controlled by a director of the Company. On October 20, 2005, the Agreement was amended so that the Company has a one time right exercisable for ninety days following the completion of a bankable feasibility study to buy one half of the vendor’s royalty interest for Cdn$1,000,000.

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

c)

In May 2005 the President of the Company acquired, on behalf of the Company, a 100% interest to a mineral license in Mongolia for $105,945. Subsequently, the President of the Company transferred title to the property to the Company’s wholly owned Mongolian subsidiary, which was acquired on January 9, 2006.

d)

A consultant to the Company acquired, on behalf of the Company, the right to one exploration license located in Mongolia for a nominal amount. Subsequently, the consultant transferred title to the property to the Company’s wholly owned Mongolian subsidiary, which was acquired on January 9, 2006.

e)

An agent of the Company acquired, on behalf of the Company, the rights to six exploration licenses located in Mongolia for $13,300. The amount was advanced to the agent by the President of the Company. The agent transferred title to the property to a Mongolian company, which became the Company’s wholly owned subsidiary which was acquired on January 9, 2006.

f)

The Company has 17 mineral leases in the State of Wyoming on 32 parcels of land, for an aggregate cost of $14,705. Some of the applications were made in the name of the President or the Vice-President of the Company and will be transferred to the Company in the next twelve months.

g)

The Company entered into an agreement dated November 18, 2005 to acquire a 100% interest in 10 mining claims located in the Powder River Basin area, Wyoming, in consideration of $250,000 payable in stages to January, 2007. As at June 30, 2006, $150,000 has been paid.

h)

The Company entered into an option agreement dated December 9, 2005 to acquire a 100% interest in 44 mining claims within six mineral properties located in the Powder River Basin area, Wyoming. The Company can earn a 100% interest in the properties by incurring $750,000 in exploration costs within a three-year period and paying an advance royalty of $250,000 (paid). The Company must pay a royalty fee of between 6% - 8%.

i)

On February 17, 2006, as amended on March 16, 2006, the Company entered into a letter agreement to option its eight Mongolian projects to another company (the “Optionee”). The Optionee has the right to acquire a 55% interest in the projects in consideration for the following payments:

		(i)	$5,000 upon execution of the letter agreement (received);
		(ii)	$30,000 (received) and 150,000 shares (received) of the Optionee.
		(iii)	$30,000 by October 18, 2006;
		(iv)	$40,000 by October 18, 2007;
		(v)	$50,000 by October 18, 2008; and
		(vi)	$50,000 by October 18, 2009.

In addition, the Optionee must make the following expenditures:

		(i)	$400,000 in year 2006;
		(ii)	$500,000 in year 2007;
		(iii)	$900,000 in year 2008; and
		(iv)	$1,200,000 in year 2009.

Once the Optionee has earned a 55% interest, the Company will have the right to earn back a 6% interest by spending $300,000, giving the Company a 51% interest and control of any further development.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2006 and 2005
(Expressed in US dollars)

4.	Mineral Properties (continued)

	j)	On March 24, 2006, the Company entered into a Mining Agreement to acquire mineral leases in the State of Wyoming in consideration for $14,775. The Company must make annual payments of $4,925.

k)

On June 7, 2006, the Company entered into an Agreement with another company (the “Optionee”) on two of the Company’s exploration projects (the “projects”) located within the Red Desert area of southwest Wyoming.

The Company and Optionee will form a joint venture to conduct further exploration and to develop the properties under the following conditions:

Stage 1

Under the terms of the joint venture the Optionee shall have the right to earn a 50% equity interest in the joint venture by managing and meeting the first $750,000 in exploration expenditures on the projects, at no cost to the Company, including land holding costs such as maintenance fees, lease costs etc.

The Optionee is obliged to spend at least $100,000 per year on exploration on the projects and to spend the first $750,000 on exploration within three (3) years of inception of the joint venture agreement.

Once the Optionee has spent $750,000 on the projects the Company’s equity interest in the joint venture shall reduce to 50% and the Optionee’s equity interest shall increase to 50%.

Stage 2

On completion of the first phase of the exploration program, should the Company elect not to contribute to the costs of the second phase of expenditure on a pro-rata basis, then the Optionee shall have the right to earn a further 1% interest in the joint venture for every $25,000 spent on the projects to a maximum interest in the joint venture of 70% (by spending $500,000).

On completion of the first phase of the exploration program, should the Optionee elect not to contribute to the cost of the second phase of expenditure on a pro-rata basis, then the Company shall have the right to earn a further 1% interest in the joint venture for every $25,000 spent on the Projects, to a maximum interest in the joint venture of 70% (by spending $500,000).

Stage 3

On completion of the second phase of expenditure, should the Company elect not to contribute to all further expenditure on a pro-rata basis, then the Optionee shall have the right to earn a further 1% interest in the joint venture for every $25,000 spent on the Projects to a maximum interest in the joint venture of 100% (by spending $750,000). The Company would be awarded a 6% royalty for their contribution up to that point.

On completion of the second phase of expenditure, should the Optionee elect not to contribute to all further expenditure on a pro-rata basis, then the Company shall have the right to earn a further 1% interest in the joint venture for every $25,000 spent on the projects to a maximum interest in the joint venture of 100% (by spending $750,000). The Optionee would be awarded a 6% royalty for their contribution up to that point.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2006 and 2005
(Expressed in US dollars)

5.	Acquisition

Pursuant to an Agreement dated January 9, 2006, the Company acquired 100% of the outstanding shares of Rolling Hills Resources LLC (“Rolling Hills”), a Mongolian company, in consideration for $14,120. Rolling Hills was incorporated on September 22, 2005, is in the business of mineral exploration, and owns title to several mineral licenses. There is no material effect on the consolidated net loss, consolidated cash flows, or net loss per share for the six month period ended June 30, 2006, as Rolling Hills did not have any significant operations.

Allocation of purchase price was as follows:
$

Cash	852
Mineral properties	13,268
Total consideration paid	14,120

6.	Related Party Transactions

a)

During the period ended June 30, 2006, the Company incurred $120,335 for consulting services (2005 - $17,000) and incurred $4,106 (2005 - $3,000) for office expenses (included in general and administrative expenses) to companies controlled by a director of the Company. At June 30, 2006, $11,690 (December 31, 2005 – $76,193) is owing to these companies, which is unsecured, non-interest bearing, and due on demand. As at June 30, 2006, the Company had $10,945 (December 31, 2005 - $19,815) in prepaid expenses to these companies.

b)

During the period ended June 30, 2006, the Company incurred $83,000 for consulting services (included in general and administrative expenses), and $9,593 for general and administrative expenses to a director. During the period ended June 30, 2006, the Company settled $112,620 of debt by the granting of 131,000 options. At June 30, 2006, $8,471 (December 31, 2005 – $Nil) is owed by this director, which is unsecured, non-interest bearing, and due on demand.

c)

During the period ended June 30, 2006, the Company paid a total of $48,000 in consulting services (included in general and administrative expenses) to the President and a company controlled by the President of the Company. The Company also reimbursed the President of the Company $71,343 for general and administrative expenses incurred on behalf of the Company. As at June 30, 2006, the President is owed $8,020 (December 31, 2005 – $53,138) for consulting services and expenses incurred on behalf of the Company.

d)

At June 30, 2006, $16,623 (December 31, 2005 – $23,358) of advances to the President of the Company for costs to be incurred on behalf of the Company remained owing. Of the advances, $12,000 was used to pay expenses incurred by the Company’s subsidiary and $13,118 was transferred to the subsidiary. The advances are unsecured, non-interest bearing, and due on demand.

e)

During the period ended June 30, 2006, the Company reimbursed $15,464 of general and administrative expenses incurred by a director. At June 30, 2006, $6,494 (December 31, 2005- $14,369) is owing to this director, which is unsecured, non-interest bearing, and due on demand.

f)

The mineral prospecting permits referred to in Note 4(b) were acquired from a company controlled by a director of the Company. The mineral licenses referred to in Note 4(f) were acquired and are held in the name of the Vice President of the Company on behalf of the Company.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2006 and 2005
(Expressed in US dollars)

7.	Common Stock

	a)	On June 2, 2006, the Company issued 25,000 shares of common stock upon the exercise of share purchase warrants at $0.60 per share for cash proceeds of $15,000.

b)

On May 19, 2006, the Company closed a private placement of 2,142,200 units at a price of $1.75 per unit for gross proceeds of $3,748,850 and net proceeds of $3,607,397. Each unit is comprised of one share of the Company's common stock and one-half of one share purchase warrant. Each whole warrant entitles the holder to purchase one additional share of the Company’s common stock until May 19, 2007 at an exercise price of $2.25 per share. A commission was payable, a portion of which will was paid in units in the amount of 52,266 units. In aggregate the Company will issue a total of 2,194,466 shares of common stock and 1,097,233 warrants.

	c)	On April 20, 2006, the Company issued 12,800 common shares upon the exercise of stock options. As at June 30, 2006, subscriptions were receivable of $8,960.

	d)	On April 13, 2006, the Company issued 100,000 shares of common stock for consulting services with a fair value of $91,000.

	e)	On March 17, 2006, the Company issued 12,500 shares of common stock upon the exercise of share purchase warrants at $0.60 per share for cash proceeds of $7,500.

f)

On March 3, 2006, the Company completed a private placement consisting of 7,245,000 units at $1.00 per unit for proceeds of $7,147,188 net of issue costs and commissions. Each unit consists of one share of common stock and one-half share purchase warrant. The Company issued 7,245,000 shares of common stock and 3,622,500 warrants. Each full warrant entitles the holder to purchase one additional share of common stock for a period of two years at an exercise price of $1.75 per share until March 3, 2007, and at an exercise price of $2.50 per share until March 3, 2008. The Company issued 186,232 units for commissions pertaining to this private placement.

8.	Share Purchase Warrants

A summary of the changes in the Company’s stock purchase warrants is presented below:

		Weighted
		Average
		Exercise
	Number	Price
Balance, December 31, 2005	2,710,000	0.60
Issued	4,812,849	1.86
Exercised	(37,500)	0.60
Balance, June 30, 2006	7,485,349	1.41

As at the June 30, 2006, the following share purchase warrants were outstanding:

Number of
Warrants	Exercise Price	Expiry Date
2,585,000	0.60	October 17, 2006
87,500	0.60	November 17, 2006
3,715,616	1.75-2.50	March 3, 2008
1,097,233	2.25	May 19, 2007

7,485,349

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2006 and 2005
(Expressed in US dollars)

9.	Commitments

a)

On September 1, 2005, the Company entered into an office and administration services agreement with a company controlled by a director, at $10,511 (Cdn$12,305) per month, for a three-year term expiring on August 31, 2008. Future payments for the next three fiscal years are as follows:

2006	$63,100
2007	126,100
2008	84,100
$273,300

b)

The Company entered into an agreement with a company effective November 1, 2005 for public and investor relations services to be provided to the Company for an initial term of one year at $5,000 per month.

c)	On July 1, 2005, the Company entered into an agreement with a company controlled by a director of the Company for consulting services to be provided to the Company at $8,598 (Cdn$10,000) per month.

d)	On March 1, 2005, the Company entered into an agreement with a company controlled by the President of the Company for consulting services to be provided to the Company at $8,020 per month.

Item 2. Management’s Discussion and Analysis or Plan of Operations

FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of metals, commodities and precious metals, availability of funds, government regulations, common share prices, operating costs, capital costs, outcomes of ore reserve exploration and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements

Overview

We are engaged in the acquisition, exploration and investigation of uranium properties. We own interests in properties in Wyoming, USA; Saskatchewan, Canada; and Mongolia. We have entered into joint venture agreements for each of our Saskatchewan and Mongolia properties whereby the joint venture partner for each property can earn an ownership interest in the property. We have also joint ventured our uranium projects in the Great Divide Basin area of Wyoming, and plan to maintain, explore or investigate our projects in the Powder River Basin area of Wyoming.

We hold interests in the following mineral properties:

Name of Property	Location
State Mineral Leases, Federal Mining Claims and Private (Fee) Mineral	Powder River Basin, Wyoming, USA
State Mineral Leases, Federal Mining Claims and Private (Fee) Mineral	Great Divide Basin, Wyoming, USA
Cochrane River Property (option and joint venture agreement in place)	Saskatchewan, Canada
Eight Exploration Licenses (option and joint venture agreement in place)	Mongolia

Our plan of operations is to carry out exploration of our Wyoming Powder River Basin properties while our joint venture partners will be responsible for carrying out exploration of our Wyoming Great Divide Basin properties, Saskatchewan, and Mongolia properties. The information regarding the location and access for our Saskatchewan, Mongolian and Wyoming properties, together with history of operations, present condition and geology of each of our properties, is presented in Item 2 of our Annual Report on Form 10-KSB for the year ended December 31, 2005 under the heading “Description of Properties”, previously filed with the Securities and Exchange Commission (“SEC”) April 14, 2006.

We are an exploration stage company. All of our projects are at the exploration stage and there can be no assurance that a commercially viable mineral deposit, or reserve, exists on any of our properties until appropriate exploratory work is done and a comprehensive evaluation based on such work concludes legal and economic feasibility. Further exploration beyond the scope of our planned exploration activities will be required before a final evaluation as to the economic and legal feasibility of mining of any of our properties is determined. There is no assurance that further exploration will result in a final evaluation that a commercially viable mineral deposit exists on any of our mineral properties. We anticipate that we will require additional financing in order to pursue full exploration of these claims. We do not have sufficient financing to undertake full exploration of our mineral claims at present and there is no assurance that we will be able to obtain the necessary financing. Because of the long lead times for environmental permitting of mining operations in North America, we have started collecting environmental baseline data on two of our properties in Powder River Basin area of Wyoming that we feel have the potential, based on data in our possession, of being developed into commercial in-situ leach uranium mines.

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

Follow-up exploration on the ground is being planned by Triex for the Cochrane River permits. Final budgets and logistics are pending for a late August/early September 2006 program. It is intended that a remote field camp will be established, serviced from Points North. Work is planned to include:

  lake sediment geochemistry for grids over lakes; such areas were not explored in the past such that any new geochemical/geophysical targets will be new;

  comprehensive digital compilation of all industry and government data (drill holes, showings, lake sediment data) is now in hand; archived work by the Saskatchewan Research Council archival work will be incorporated into the compilation;

  detailed structural mapping of grids areas, including detailed lithogeochemistry;

  grid-based soil geochemistry on specific targets; and

  lineament analysis to incorporate recently completed structural models for uranium deposits in the eastern Athabasca

The target on the Cochrane River property is structurally controlled, basement-hosted deposits at or near surface. It is planned that the structural models prepared for Eagle Point and other deposits in the eastern Athabasca Basin over the past 5 years will be incorporated into the program. Conductors were the focus of exploration in the 1970s. Triex plans to build on that work, not repeat it, by prioritizing targets related to conductors based on their structural setting.

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

We have retained the right to earn back a 6% interest in the joint venture by spending US $300,000 on the Mongolian Properties. The joint venture agreement will be entered into upon Bluerock having completed the lease payments and having incurred $3,000,000 in exploration expenditures on the Mongolian properties by October 18, 2009. Bluerock will own a 55% interest in the Mongolian properties and we will own a 45% interest. Upon Bluerock earning a 55% interest in the project, we will be entitled to elect to spend the additional $300,000 on the properties by July 31, 2010. If we exercise this right, then we would earn back a 6% interest and would hold a 51% interest in the joint venture, with Bluerock holding a 49% interest in the joint venture.

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

The joint venturing of the exploration of these Mongolian projects will allow Uranerz to focus its resources on the exploration of its Wyoming Powder River Basin projects.

Wyoming

Wyoming Mining Claims (federal mineral)

Through a combination of claim staking and purchasing we now have a total of over 300 federal lode mining claims on federal and private surface lands in the state of Wyoming where the mineral rights are owned by the federal government. In general, the claim staking is either in the Powder River Basin or the northern Great Divide Basin. We have staked individual mining claims covering approximately 2,700 hectares (6,650 acres) and they have been recorded with the county and federal governments. It is our objective to purchase or lease additional mineral claims and fee minerals directly from current private owners during the next twelve months, although there is no assurance that any acquisitions will be completed.

The company has acquired the rights to other federal mining claims in the Powder River Basin from private individuals covering about 437 hectares (1080 acres). We plan to continue acquiring additional federal mining claims through the normal claim staking and filing process, primarily in the Powder River Basin.

Our plan of operations for exploration of our Wyoming Powder River Basin federal mining claims is generally as follows:

Year 1 – obtain all possible existing geologic information and evaluate the information. Describe surface geology. Review all available regional information and information that may be available from neighbors. Identify those claim areas with best potential and design exploration programs that include some drilling. Prepare a summary geologic report on each property. Commence exploration drilling and logging based on the aforementioned research, evaluate results and prepare summary reports. Start environmental permitting on two properties in the Powder River Basin to obtain commercial ISR mining approvals from the relevant state and federal agencies.

Year 2 – continue exploration by drilling on those claim areas identified in Year 1 as having the best potential. Evaluate the results of the drilling program and prepare summary reports for management including reserve calculations where appropriate. At the end of the year drop those claims that have been identified as having low potential. Design exploration drilling programs for the next year on those areas continuing to show significant uranium potential. Continue environmental permitting on the aforementioned properties, and start environmental permitting one or two additional properties in the Powder River Basin.

Year 3 – conduct exploration drilling program on the claims with best potential. Evaluate results of the drilling program. At end of the year drop any of the claims that been identified from the drilling to have low potential. Prepare summary reports for management including an assessment of mineralization and recommendations for development using in-situ leach mining. Continue the environmental permitting effort with the possibility of obtaining one of the mining permits during the year.

Wyoming State Mineral Leases

We have acquired 17 state mineral leases in Wyoming covering approximately 14,280 acres of land, and we will continue to apply for additional state mineral leases as our exploration program identifies areas of good potential and the associated land is available for leasing. None of our current state mineral leases have known uranium resources, but they are located in geologically favourable areas.

Our plan of operations for exploration on our Wyoming state mineral leases is generally as follows:

Year 1 – obtain all possible existing geologic information and evaluate the information. Describe surface geology. Review all available regional information and information that may be available from neighbors. Identify those state leases with best potential and design exploration programs that may include some drilling. Prepare summary geologic report on each state section for management. No drilling is planned for Year 1.

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

Plan of Operations

Our plan of operations for Wyoming for the next twelve months is to continue mineral property acquisition and to conduct exploration on our Wyoming Powder River Basin properties. Unlike the Great Divide Basin area of Wyoming, Mongolia, and Saskatchewan where we have farmed out exploration to joint venture partners, we will carry out these exploration activities using our staff and contractors.

Our planned exploration expenditures for the next twelve months on our Wyoming mineral properties, together with amounts due to maintain our interest in these federal claims and state leases, are summarized as follows:

Property	Planned Exploration Program Expenditures for the Next Twelve Months:	Amount of Annual Claim/Lease Maintenance Fees due;	Amount of Property Payment Due:
Powder River Basin	$350,000	$76,000	$88,500
Great Divide Basin (1)	Nil	Nil	Nil

(1) Our properties in the Great Divide Basin have been farmed out to Black Range Minerals and they are now responsible for these payments.

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

In addition to our planned exploration expenditures, and environmental and design expenditures, we anticipate spending approximately $200,000 for ongoing general and administrative expenses per month for the next twelve months. The general and administrative expenses for the year will consist primarily of salaries for our senior officers, staff salaries, consulting fees, and professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office expenses.

We had cash in the amount of $11,696,222 and working capital of $11,671,508 as of June 30, 2006. Accordingly, we have sufficient financing with which to pursue our plan of operations over the next twelve months. We intend to focus most of our exploration efforts on our Powder River Basin federal mineral claims, as discussed above.

During the twelve month period following the date of this quarterly report, we anticipate that we will not generate any revenue. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock and share purchase warrants. There is no assurance that we will be able to achieve additional sales of our common stock and share purchase warrants.

Our exploration and plans will be continually evaluated and modified as exploration and environmental results become available. Modifications to our plans will be based on many factors, including: results of exploration, assessment of data, weather conditions, exploration costs, the price of uranium and available capital. Further, the extent of our exploration programs that we undertake will be dependent upon the amount of financing available to us.

Results of Operations

Three-month period ended June 30, 2006 compared to three-month period ended June 30, 2005

Revenue and Operating Expenses

We have not earned any revenues to date and we anticipate that we will not generate any revenues during the twelve month period following the date of this quarterly report.

We incurred total operating expenses of approximately $1,650,228 for the three-month period ended June 30, 2006, as compared to $308,014 for the corresponding period in 2005. The increase of operating expenses in the amount of $1,342,214 (or 436%) was primarily contributed by stock based compensation included in general and administrative and impairment loss on mineral property costs.

We had no financing expense for the three-month period ended June 30, 2006. We earned $121,324 of interest income for the three-month period ended June 30, 2006 as compared to none for the corresponding period in 2005. This income resulted from short term investments.

Net loss for the three-month period ended June 30, 2006 was approximately $1,469,635, as compared to approximately $308,014 for the corresponding period in 2005, an increase of $1,161,621.

This increase mainly resulted from the increase in stock based compensation included in general and administrative and impairment loss on mineral property costs during the reporting period.

Six-month period ended June 30, 2006 compared to six-month period ended June 30, 2005

Revenue and Operating Expenses

We have not earned any revenues to date and we anticipate that we will not generate any revenues during the twelve month period following the date of this quarterly report.

We incurred total operating expenses of approximately $4,987,319 for the six-month period ended June 30, 2006, as compared to $318,573 for the corresponding period in 2005. The increase of operating expenses reflects our incurring general and administrative expenses and mineral property expenses during our organizational development and start up of operations.

We had no financing expense for the six-month period ended June 30, 2006. We earned $121,324 of interest income for the six-month period ended June 30, 2006 as compared to none for the corresponding period in 2005. This income resulted from short term investments.

Net loss for the six-month period ended June 30, 2006 was approximately $4,902,401, as compared to approximately $318,573 for the corresponding period in 2005 This increase of $4,583,828 mainly resulted from the $3,841,721 of stock based compensation included in general and administrative expenses and $369,479 of increased mineral property costs during the reporting period.

Liquidity and Capital Reserve

At June 30, 2006, we had cash of $11,696,222, as compared to the ending cash balance of $1,925,021 as at December 31, 2005.

Net cash used in operating activities was $542,955 for the six-month period ended June 30, 2006, compared to $308,298 for the corresponding period in 2005. The increase in net cash used in operations reflects the growth of our operations.

We invested $447,929 in mineral properties and operating assets the six month period ended June 30, 2006, compared to $7,086 for the corresponding period in 2005.

Net cash provided by financing activities amounted to $10,762,085 for the six-month period ended June 30, 2006, primarily from private placements of common stock, compared to $655,104 for the corresponding period in 2005.

As of June 30, 2006, total current assets exceeded total current liabilities by $11,671,508 compared to $1,775,579 at December 31, 2005.

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business. Since its inception, the Company has been engaged in organizational and pre-operating activities. In the first six months of 2006, the Company has a net loss of $4,902,401 and a negative cash flow from operations of $542,955. As of June 30, 2006, the Company has working capital of $11,671,508 and an accumulated deficit of $10,052,932.

This financial condition addresses our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result should the Company be unable to operate as a going concern.

We have sufficient cash to continue our exploration and planning and to meet on-going operating expenses for the next twelve months. To date, our primary source of funds has been equity investments, and this trend is expected to continue over the next year.

We may also raise additional funds in a public or private offering or from the exercise of currently outstanding options and warrants. To the extent that additional capital is raised through the sale of equity or equity-related securities or the exercise of currently outstanding options and warrants, the issuance of such securities could result in dilution of our stockholders. The Company’s common shares trade on the American Stock Exchange under the symbol URZ.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

Mineral Property Costs

The Company has been in the exploration stage since its formation on May 26, 1999 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. Payments received for the option of a mineral property are accounted for as other income. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations. During the three and six months ended March 31 and June 30, 2006, mineral property acquisition payments totaling $312,455 and $374,092 were impaired as there are no proven or probable reserves on these properties.

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

Stock-based Compensation

Prior to January 1, 2006, the Company accounted for stock-based awards in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified retrospective transition method. The Company had not issued any stock options or share based payments prior to January 1, 2006. Accordingly, there was no effect on the Company’s reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Glenn Catchpole, and our Chief Financial Officer Mr. Benjamin Leboe. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (the “SEC”).

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

During our most recently completed fiscal quarter ended June 30, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have reported sales of securities without registration under the Securities Act of 1933 during our fiscal quarter ended June 30, 2006 on the following Current Reports on Form 8-K that we have filed with the Securities and Exchange Commission.

Report	Date of Filing with SEC
Current Report on Form 8-K	May 25, 2006

We did not complete any sales of securities without registration pursuant to the Securities act of 1933 during the fiscal quarter ended June 30, 2006 that were not reported on the Current Reports on Form 8-K described above.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to our security holders for a vote during the second quarter of our fiscal year ended June 30, 2006.

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are attached to this Quarterly Report on Form 10-QSB:

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws, as amended (1)

3.3	Articles of Amendment (3)
4.1	Share Certificate (1)
10.1	Office and Administration Services Agreement between the Company and Senate Capital Group Inc. dated September 1, 2005 (2)
10.2	Agreement for Services between the Company and Highlands Capital, Inc. dated November 1, 2005(2)
10.3	Financial Public Relations Agreement between the Company and Accent Marketing Ltd. dated November 1, 2005(2)
10.4	Mineral Property Purchase Agreement between the Company and Ubex Capital Inc. dated April 26, 2005(2)
10.5	Joint Venture Agreement between the Company and Triex Minerals Corporation dated November 4, 2005(2)
10.6	Consulting Agreement between the Company and Ubex Capital Inc. for management and consulting services (2)
10.7	Consulting Agreement between Catchpole Enterprises and the Company (3)
10.8	Joint Venture Agreement between the Company and Bluerock Resources Ltd. (3)
10.9	Option and Purchase Agreement for federal mining claims in Wyoming (3)
10.10	Agreement to Purchase ten mining claims in Wyoming (3)
10.11	2005 Stock Option Plan (4)
10.12	Hartman letter agreement. (3)
10.13	Black Range Minerals Agreement dated June 7, 2006 (5)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act (5)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (5)
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form SB-2 filed March 15, 2002

(2)	Previously filed as an exhibit to the Quarterly Report on Form 10-QSB filed November 21, 2005
(3)	Previously filed as an exhibit to the Annual Report on Form 10-KSB filed April 14, 2006
(4)	Filed as an exhibit to our Registration Statement on Form S-8 filed with the SEC on November 21, 2005.
(5)	Filed as an exhibit to this Quarterly Report on Form 10-QSB.

SIGNATURES

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

URANERZ ENERGY CORPORATION

By:	/s/ Glenn Catchpole

Glenn Catchpole
President and CEO
Date: August 14, 2006