Form 10KSB/A
period 2005-12-31
URANERZ ENERGY CORP.
filed 2006-10-11
CIK 1162324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 1

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[           ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 000-50180

URANERZ ENERGY CORPORATION
(Name of small business issuer in its charter)

NEVADA	98-0365605
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

Suite 1410 – 800 West Pender Street,
Vancouver, British Columbia	V6C 2V6
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number (604) 689-1659

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 per share

Securities registered under Section 12(g) of the Exchange Act:
None
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [           ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [           ] No [ x ]

State issuers revenues for its most recent fiscal year. Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $50,717,300 as at April 6, 2006

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  31,770,998 Shares of Common Stock as at July 31, 2006

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-KSB hereby amends the Company’s original Annual Report on Form 10-KSB for the year ended December 31, 2005, originally filed with the Securities and Exchange Commission on April 14, 2006, as follows:

the Company’s audited financial statements for the year ended December 31, 2005 are amended to:

remove the common stock issued for services from the “Non-cash Investing and Financing Activities” disclosed in the Company’s statements of cash flows;

change the previous heading entitled “Shares issued for cash at $0.001 per share with stock based compensation of $3,808,975” to “Shares issued for compensation to related parties with a fair value of $1.01 per share (Note 6(d))” in the Company’s statement of changes in shareholders equity (deficit); and

amend Note 2(e) entitled “Mineral Property Costs” in order to state that payments received from options for mineral properties are applied against mineral property costs, or if there are no capitalized costs to be offset, then option payments received are recognized directly in earnings for the period.

The report of Manning Elliott LLP, as independent accountants for the Company, has been amended to include reference to accumulated results from January 1, 2005 to December 31, 2005. The report of former independent accountants, Morgan & Co., was included for the accumulated results from May 26, 1999 (inception) to December 31, 2004 .

Item 11 of the Form 10-KSB entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” is amended to confirm under the heading “Equity Compensation Plan Information” that none of the Company’s equity compensation plans have been approved by its stockholders.

PART II

Item 7.	Financial Statements

Our audited financial statements, as set forth below, are included with this Annual Report on Form 10-KSB.

PAGE
Auditors’ Report	F-1

Consolidated Balance Sheets, December 31, 2005 and 2004	F-3

Consolidated Statements of Operations for the years ended December 31, 2005 and 2004 and for the period from inception (May 26, 1999) to December 31, 2005	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004 and for the periods from inception (May 26, 1999) to December 31, 2005	F-5

Consolidated Statements of Stockholders’ Equity for the period from inception (May 26, 1999) to December 31, 2005	F-6

Notes to Consolidated Financial Statements	F-7

Uranerz Energy Corporation
(formerly Carleton Ventures Corporation)
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2005
(Expressed in US dollars)

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders
Uranerz Energy Corporation (formerly Carleton Ventures Corp.)
(An Exploration Stage Company)

We have audited the accompanying balance sheet of Uranerz Energy Corporation (formerly Carleton Ventures Corp.) as of December 31, 2005, and the related statements of operations, cash flows and stockholders' equity for the year then ended and accumulated from January 1, 2005 to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The accompanying balance sheet of Uranerz Energy Corporation as of December 31, 2004 and the related statements of operations, cash flows and stockholders' deficit for the year then ended and accumulated for the period from May 26, 1999 (Date of Inception) to December 31, 2004, were audited by other auditors in their report dated March 18, 2005. Those auditors expressed an unqualified opinion on those financial statements and included an explanatory paragraph describing the substantial doubt about the Company's ability to continue as a going concern.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Uranerz Energy Corporation as of December 31, 2005, and the results of its operations and its cash flows for the year then ended and accumulated from January 1, 2005 to December 31, 2005, in conformity with accounting principles generally accepted in the United States.

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
(formerly Carleton Ventures Corporation)
(An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficit)
For the Period from May 26, 1999 (Date of Inception) to December 31, 2005
(Expressed in US dollars)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Exploration
	Shares	Amount	Capital	Stage	Total
	#	$	$	$	$
Balance, May 26, 1999 (Date of inception)	-	-	-	-	-
Net loss for the period	-	-	-	(2,465)	(2,465)
Balance, December 31, 1999	-	-	-	(2,465)	(2,465)
Net loss for the year	-	-	-	-	-
Balance, December 31, 2000	-	-	-	(2,465)	(2,465)
Shares issued for cash at $0.001 per share	1,500,000	1,500	-	-	1,500
Shares issued for cash at $0.01 per share	2,500,000	2,500	22,500	-	25,000
Shares issued to acquire mineral property interest
at $0.01 per share	1,500,000	1,500	13,500	-	15,000
Shares issued for cash at $0.35 per share	90,500	91	31,584	-	31,675
Net loss for the year	-	-	-	(47,158)	(47,158)
Balance, December 31, 2001	5,590,500	5,591	67,584	(49,623)	23,552
Shares issued for cash at $0.35 per share	50,000	50	17,450	-	17,500
Net loss for the year	-	-	-	(51,671)	(51,671)
Balance, December 31, 2002	5,640,500	5,641	85,034	(101,294)	(10,619)
Net loss for the year	-	-	-	(26,916)	(26,916)
Balance, December 31, 2003	5,640,500	5,641	85,034	(128,210)	(37,535)
Net loss for the year	-	-	-	(20,096)	(20,096)
Balance, December 31, 2004	5,640,500	5,641	85,034	(148,306)	(57,631)
Shares issued for cash at $0.10 per share,
net of issue costs of $911	6,959,500	6,959	688,080	-	695,039
Shares issued for cash at $0.40 per unit,
net of issue costs of $43,076	5,420,000	5,420	2,119,504	-	2,124,924
Shares issued to settle debt	200,000	200	211,800	-	212,000
Shares issued for compensation to related
parties with a fair value of $1.01 per share (Note 6(d)).	3,775,000	3,775	3,808,975	-	3,812,750
Net loss for the year	-	-	-	(5,002,225)	(5,002,225)
Balance, December 31, 2005	21,995,000	21,995	6,913,393	(5,150,531)	1,784,857

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

The Company has been in the exploration stage since its formation on May 26, 1999 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. Payments received from options for mineral properties are applied against mineral property costs, or if there are no capitalized costs to be offset, then option payments received are recognized directly in earnings for the period. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations. During the year ended December 31, 2005, mineral property acquisition payments totaling $315,143 were impaired as there are no proven or probable reserves on these properties.

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

PART III

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

Title of Class	Name and Address Of Beneficial Owner	Number of Shares of Common Stock	Percentage of Common Stock (1)
Directors and Officers
Common Stock	Dennis L. Higgs Director, Chairman 1410 – 800 West Pender Street Vancouver, British Columbia Canada, V6C 2V6	4,551,501 (2)	15.05%
Common Stock	Aileen Lloyd Director, Chief Financial Officer Secretary 1410 – 800 West Pender Street Vancouver, British Columbia Canada, V6C 2v6	1,575,000 (3)	5.23%
Common Stock	Glenn Catchpole Director, President 222 Carriage Circle Cheyenne, WY, 82009	1,780,000 (4)	5.89%
Common Stock	Paul Saxton Director 188 Stonegate Drive Furry Creek, British Columbia V0N 3G4	250,000 (5)	.83%
Common Stock	Dr. Gerhard Kirchner Director 330 – 325 Keevil Crescent Saskatoon, Saskatchewan British Columbia, S7N 4R8	750,000 (6)	2.49%
Common Stock	George Hartman Director, Vice President P.O. Box 50850 Casper, Wyoming 82605-0850	960,800 (7)	3.17%
Common Stock	All Directors and Officers as a group (6 persons)	9,867,301	33.11

Title of Class	Name and Address Of Beneficial Owner	Number of Shares of Common Stock	Percentage of Common Stock (1)
5% Stockholders
Common Stock	Darcy Higgs 4756 Drummond Drive Vancouver, British Columbia Canada, V6T 1B4	1,955,000 (8)	6.56%

(1)	The percent of class is based on 29,801,375 of common stock issued and outstanding as of March 25, 2006.

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

The following summary information is presented for our 2005 Stock Option Plan as of December 31, 2005.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved By Security Holders	Not Applicable	Not Applicable	Not Applicable
Equity Compensation Plans Not Approved By Security Holders	Nil	Not Applicable	10,000,000

As disclosed above under “Executive Compensation – Stock Option Grants”, we have granted options to purchase shares of our common stock under our 2005 Stock Option Plan subsequent to December 31, 2005.

ITEM 13.	EXHIBITS

The following exhibits are attached to this Annual Report on Form 10-KSB:

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws, as amended (1)
3.3	Articles of Amendment (3)
4.1	Share Certificate (1)
10.1	Office and Administration Services Agreement between the Company and Senate Capital Group Inc. dated September 1, 2005 (2)
10.2	Agreement for Services between the Company and Highlands Capital, Inc. dated November 1, 2005(2)
10.3	Financial Public Relations Agreement between the Company and Accent Marketing Ltd. dated November 1, 2005(2)

Exhibit Number	Description
10.4	Mineral Property Purchase Agreement between the Company and Ubex Capital Inc. dated April 26, 2005(2)
10.5	Joint Venture Agreement between the Company and Triex Minerals Corporation dated November 4, 2005(2)
10.6	Consulting Agreement between the Company and Ubex Capital Inc. for management and consulting services (2)
10.7	Consulting Agreement between Catchpole Enterprises and the Company (3)
10.8	Joint Venture Agreement between the Company and Bluerock Resources Ltd. (3)
10.9	Option and Purchase Agreement for federal mining claims in Wyoming (3)
10.10	Agreement to Purchase ten mining claims in Wyoming (3)
10.11	2005 Stock Option Plan (4)
10.12	Hartmann Letter Agreement dated May 6, 2005 (3)
23.1	Consent of Manning Elliott (5)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act (5)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (5)
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (5)
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form AB-2 filed March 15, 2002
(2)	Previouslyfiled as an exhibit to the Quarterly Report on Form 10-QSB filed November 21, 2005
(3)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2006.
(4)	Filed as an exhibit to our Registration Statement on Form S-8 filed with the SEC on November 21, 2005.
(5)	Filed as an exhibit to this Amendment No. 1 to Form 10-KSB.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URANERZ ENERGY CORPORATION

By:	/s/ Glenn Catchpole
Glenn Catchpole, President and Director
Date: October 6, 2006

the capacities and on the dates indicated

Per:	/s/ Glenn Catchpole
Glenn Catchpole, President, Director
Date: October 6, 2006

Per:	/s/ Dennis Higgs
Dennis Higgs, Chairman, Director
Date: October 6, 2006

Per:	/s/ Dr. Gerhard Kirchner
Dr. Gerhard Kirchner, Director
Date: October 6, 2006

Per:	/s/ George Hartman
George Hartman, Vice President Exploration
and Director
Date: October 6, 2006

Per:	/s/ Ben LeBoe
Ben LeBoe, Chief Financial Officer and
Principal Accounting Officer
Date: October 6, 2006

Per:	/s/ Paul Saxton
Paul Saxton, Director
Date: October 6, 2006