Form 10QSB/A
period 2006-03-31
URANERZ ENERGY CORP.
filed 2006-10-11
CIK 1162324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-QSB hereby amends the Company’s original Quarterly Report on Form 10-QSB for the three months ended March 31, 2006, originally filed with the Securities and Exchange Commission on May 18, 2006, as follows:

  the Company’s interim financial statements for the three months ended March 31, 2006 are amended to:

    amend Note 2(e) entitled “Mineral Property Costs” in order to provide additional disclosure of the Company’s accounting policy to confirm that in the event payments are received from options for mineral properties in the event there are no capitalized mineral property costs, then the option payments received are recognized directly in earnings for the period;

    amend Note 2(j) to provide that the Company accounts for stock-based awards under the recognition and measurement provisions of SFAS 123 “Accounting for Stock Based Compensation” using the fair value method of accounting; and

    amend Note 2(j) to provide that the Company applied a weighted average fair value of stock options of $1.67 in its determination of the fair value for options granted during the period from January 6, 2006 to January 27, 2006 using the Black-Scholes option pricing model.

  Item 2 of the Form 10-QSB entitled “Management’s Discussion and Analysis of Plan of Operations is amended to:

    provide additional disclosure regarding the option with respect to its Saskatchewan Cochrane River property granted to Triex Minerals Corporation in order to confirm that the initial payment of Cdn$25,000 was received by the Company during the fourth quarter of fiscal 2005 and that this amount is recorded in the Company’s financial statements on the consolidated statements of operations under the heading “Other Income – Mineral Properties” during the fourth quarter of fiscal 2005;

    provide additional disclosure regarding the option with respect to its Mongolian property granted to Bluerock Resources Ltd. in order to confirm that, of the total amount of $35,000 paid, $5,000 was received by the Company in the first quarter of fiscal 2006 and $30,000 was received in the second quarter of fiscal 2006, and that these amounts are recorded in the Company’s financial statements on the consolidated statements of operations under the heading “Other Income – Mineral Properties”

-ii-

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

The Company has been in the exploration stage since its formation on May 26, 1999 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. Payments received from options for mineral properties are applied against mineral property costs , or if there are no capitalized costs to be offset, then option payments received are recognized directly in earnings for the period . When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations. During the three months ended March 31, 2006, mineral property acquisition payments totaling $312,455 were impaired as there are no proven or probable reserves on these properties.

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

Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of SFAS 123, “Accounting for Stock-Based Compensation” using the fair value method of accounting. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified retrospective transition method. The Company had not issued any stock options or share based payments prior to January 1, 2006. Accordingly, there was no effect on the Company’s reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R.

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

From January 6 to January 27, 2006, the Company granted stock options to a director to acquire 110,800 common shares at exercise prices of $0.51 to $1.40 per share exercisable for 5 years to settle $84,000 of debt. The fair value for options granted was estimated at the date of grant using the Black-Scholes option- pricing model and the weighted average fair value of stock options granted was $1.67 . During the three month period ended March 31, 2006, the Company recorded a loss on settlement of debt of $100,675.

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

Once the Optionee has earned a 55% interest, the Company will have the right to earn back a 6% interest by spending $300,000 giving the Company a 51% interest and control of any further development.

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

Saskatchewan – Cochrane River Property

We signed an option and joint venture agreement dated November 4, 2005 for our Cochrane River property located in northern Saskatchewan, Canada, with Triex Minerals Corporation (“Triex”). We granted Triex the option to earn a 60% interest in the Cochrane River property in consideration of agreement of Triex to pay to us an initial payment of Cdn$25,000 and to incur Cdn$200,000 of exploration expenditures on the property by February 1, 2006, each subject to Triex receiving approval of the agreement from the TSX Venture Exchange. Triex received approval from the TSX Venture exchange and has completed the initial payment of Cdn$25,000 and the $200,000 in exploration expenditures on the Cochrane River property required by February 1, 2006. The initial payment of Cdn$25,000 was received by us and recorded in our financial statements on the consolidated statements of operations under the heading “Other Income – Mineral Properties” during the fourth quarter of fiscal 2005.

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

As consideration for the grant of the option, Bluerock paid us a total of $35,000 and issued to us 150,000 common shares of Bluerock. Of the total amount paid, $5,000 was received by us in the first quarter of fiscal 2006 and $30,000 was received in the second quarter of fiscal 2006. These amounts are recorded in our financial statements on the consolidated statements of operations under the heading “Other Income – Mineral Properties”. The 150,000 shares were issued to us in the second quarter of fiscal 2006. The cash payments were completed and the shares issued after an initial due diligence period and receipt by Bluerock of TSX Venture exchange approval.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Glenn Catchpole, and our former Chief Financial Officer, Ms. Aileen Lloyd. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (the “SEC”).

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to our security holders for a vote during the first quarter of our fiscal year ended March 31, 2006

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are attached to this Quarterly Report on Form 10-QSB:

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws, as amended (1)
3.3	Articles of Amendment (3)
4.1	Share Certificate (1)
10.1	Office and Administration Services Agreement between the Company and Senate Capital Group Inc. dated September 1, 2005 (2)
10.2	Agreement for Services between the Company and Highlands Capital, Inc. dated November 1, 2005(2)
10.3	Financial Public Relations Agreement between the Company and Accent Marketing Ltd. dated November 1, 2005(2)
10.4	Mineral Property Purchase Agreement between the Company and Ubex Capital Inc. dated April 26, 2005(2)
10.5	Joint Venture Agreement between the Company and Triex Minerals Corporation dated November 4, 2005(2)
10.6	Consulting Agreement between the Company and Ubex Capital Inc. for management and consulting services (2)
10.7	Consulting Agreement between Catchpole Enterprises and the Company (3)
10.8	Joint Venture Agreement between the Company and Bluerock Resources Ltd. (3)
10.9	Option and Purchase Agreement for federal mining claims in Wyoming (3)
10.10	Agreement to Purchase ten mining claims in Wyoming (3)
10.11	2005 Stock Option Plan (4)
10.12	Hartman letter agreement. (3)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act (5)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (5)
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form AB-2 filed March 15, 2002
(2)	Previously filed as an exhibit to the Quarterly Report on Form 10-QSB filed November 21, 2005
(3)	Previously filed as an exhibit to the Annual Report on Form 10-KSB filed April 14, 2006
(4)	Filed as an exhibit to our Registration Statement on Form S-8 filed with the SEC on November 21, 2005
(5)	Filed as an exhibit to this Amendment No. 1 to Quarterly Report on Form 10-QSB

SIGNATURES

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

URANERZ ENERGY CORPORATION

By:	/s/ Glenn Catchpole
Glenn Catchpole
President and Chief Executive Officer
Date:	October 6, 2006