Form 10QSB
period 2006-09-30
URANERZ ENERGY CORP.
filed 2006-11-13
CIK 1162324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ x ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 34,293,498 of Common Stock as of November 8, 2006

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ x ]

PART I

Item 1. Financial Statements

Uranerz Energy Corporation
(An Exploration Stage Company)

September 30, 2006

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)
(unaudited)

	September 30,	December 31,
	2006	2005
	$	$
ASSETS
Current Assets
Cash	10,951,490	1,925,021
Amounts receivable	4,345	–
Investment securities	67,000	–
Prepaid expenses	51,929	20,686
Advances to related party (Note 6(b) and (d))	23,508	23,358
Total Current Assets	11,098,272	1,969,065
Property and Equipment (Note 3)	107,494	9,278
Total Assets	11,205,766	1,978,343

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	147,085	27,699
Accrued liabilities	108,566	22,087
Due to related parties (Note 6(a) and (c))	39,303	143,700
Total Liabilities	294,954	193,486
Commitments and Contingencies (Notes 1, 4 and 9)
Subsequent Event (Note 10)
Stockholders’ Equity
Preferred Stock, 10,000,000 shares authorized, $0.001 par value;
Nil shares issued and outstanding	–	–
Common Stock, 100,000,000 shares authorized, $0.001 par value;
31,803,498 and 21,995,000 shares issued and outstanding, respectively	31,804	21,995
Additional Paid-in Capital	21,781,118	6,913,393
Subscriptions receivable (Note 7(d))	(8,960)	–
Subscriptions received (Note 8)	29,250	–
Accumulated Other Comprehensive Income	30,126	–
Deficit Accumulated During the Exploration Stage	(10,952,526)	(5,150,531)
Total Stockholders’ Equity	10,910,812	1,784,857
Total Liabilities and Stockholders’ Equity	11,205,766	1,978,343

(The accompanying consolidated notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
(unaudited)

	Accumulated From
	May 26, 1999	Three Months		Nine Months
	(Date of Inception)	Ended		Ended
	to September 30,	September 30,		September 30,
	2006	2006	2005	2006	2005
	$	$	$	$	$

Revenue	–	–	–	–	–
Expenses
Depreciation	9,036	4,283	354	7,828	768
Foreign exchange	8,705	52	–	4,911	–
General and administrative (Note 6)	9,545,076	507,424	4,048,108	4,954,425	4,203,832
Impairment loss on mineral property costs	780,022	65,735	–	439,827	–
Mineral property costs	729,908	468,236	90,681	626,058	253,116
Total Operating Expenses	11,072,747	1,045,730	4,139,143	6,033,049	4,457,716
Operating Loss	(11,072,747)	(1,045,730)	(4,139,143)	(6,033,049)	(4,457,716)
Other Income (Expense)
Mineral property option payments received	93,667	–	–	72,500	–
Loss on settlement of debt	(240,906)	–	–	(108,906)	–
Interest income	267,460	146,136	–	267,460	–
Total Other Income (Expense)	120,221	146,136	–	231,054	–
Net Loss	(10,952,526)	(899,594)	(4,139,143)	(5,801,995)	(4,457,716)
Other Comprehensive Income
Foreign currency translation adjustment	626	626	–	626	–
Unrealized gain on investment securities	19,500	10,000	–	29,500	–
Comprehensive Loss	(10,932,400)	(888,968)	(4,139,143)	(5,771,869)	(4,457,716)
Net Loss Per Share – Basic and Diluted		(0.03)	(0.30)	(0.20)	(0.43)
Weighted Average Shares Outstanding		31,787,000	13,831,000	28,789,000	10,338,000

(The accompanying consolidated notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	For the Nine Months	For the Nine Months
	Ended September 30,	Ended September 30,
	2006	2005
	$	$

Operating Activities

Net loss for the period	(5,801,995)	(4,457,716)

Adjustments to reconcile net loss to cash used in operating
activities:
Depreciation	7,828	768
Impairment loss on mineral property costs	439,827	–
Loss on settlement of debt	108,905	–
Stock-based compensation	3,841,721	3,808,975

Changes in operating assets and liabilities:
Prepaid expenses	(31,243)	(5,590)
Investment securities	(37,500)	–
Accounts receivable	(4,345)	–
Accounts payable and accrued liabilities	214,608	42,709
Due to related parties	23,121	160,985

Net Cash Used in Operating Activities	(1,239,073)	(449,869)

Investing Activities
Acquisition of mineral properties	(439,827)	–
Acquisition of subsidiary, net cash paid	(48)	–
Purchase of property and equipment	(106,044)	(7,086)

Net Cash Flows Used In Investing Activities	(545,919)	(7,086)

Financing Activities
Common stock subscribed	29,250	623,565
Proceeds from issuance of common stock	10,796,585	698,815
Advances (to) from related parties	(15,000)	(59,935)

Net Cash Flows Provided By Financing Activities	10,810,835	1,262,445

Effect of Exchange Rate Changes on Cash	626	–

Increase In Cash	9,026,469	805,490

Cash - Beginning of Period	1,925,021	7,470

Cash - End of Period	10,951,490	812,960

Non-cash Investing and Financing Activities
Common stock issued for services	–	3,808,975

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

(The accompanying consolidated notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2006 and 2005
(Expressed in US dollars)
(Unaudited)

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at September 30, 2006, the Company has working capital of $10,803,318 and has accumulated losses of $10,952,526 since inception. These factors raise doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation and Principles of Consolidation

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
September 30, 2006 and 2005
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

The Company’s only investment consists of shares of a publicly traded mineral exploration company. Refer to Note 4(g). At September 30, 2006, the Company recognized an unrealized gain on the investment of $29,500 as a result of an increase in the value of the shares which is included in other comprehensive income.

	f)	Mineral Property Costs

The Company has been in the exploration stage since its formation on May 26, 1999 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. Payments received for the option of a mineral property are accounted for as other income. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations. During the three and nine months ended September 30, 2006, mineral property acquisition payments totaling $65,735 and $439,827 respectively were impaired as there are no proven or probable reserves on these properties.

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
September 30, 2006 and 2005
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

2005 Stock Option Plan

The Company adopted a Stock Option Plan dated November 7, 2005 under which the Company is authorized to grant options to acquire up to a total of 10,000,000 shares of common stock. Stock options remaining for future grants: 7,315,360 at September 30, 2006.

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
September 30, 2006 and 2005
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	k)	Stock-based Compensation (continued)

The following table summarizes the continuity of the Company’s stock options:

		Weighted
		average
	Number of	exercise price
	Shares	$

Outstanding, December 31, 2005	–	–
Granted	2,684,640	1.01
Exercised	(12,800)	0.70
Outstanding, September 30, 2006	2,671,840	1.01

	Outstanding and Exercisable
		Weighted
		average	Weighted
		remaining	average
	Number of	contractual	exercise
Exercise prices	shares	life (years)	price

$ 0.00 – $ 0.75	2,057,600	4.27	$ 0.75
$ 0.76 – $ 1.50	49,080	4.24	$ 1.08
$ 1.51 – $ 2.25	558,600	4.65	$ 1.95
$ 2.26 – $ 3.00	6,560	4.70	$ 2.58

	2,671,840	4.35	$ 1.01

The fair value for stock options granted during the period was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $1.49 per share. The weighted average assumptions used are as follows:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2005
	$	$

Expected dividend yield	0%	–
Risk-free interest rate	4.4%	–
Expected volatility	239%	–
Expected option life (in years)	2.5	–

l)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2006, the Company’s comprehensive income (loss) consisted of an unrealized holding gain on available-for-sale securities and foreign currency translation adjustments.

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

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2006 and 2005
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	n)	Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

	o)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2006 and 2005
(Expressed in US dollars)
(Unaudited)

3.	Property and Equipment

			June 30,	December 31,
			2006	2005
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Computers and office equipment	55,822	5,620	50,202	9,278
Field equipment	60,708	3,415	57,293	–
	116,530	9,035	107,495	9,278

4.	Mineral Properties

a)

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

b)

In May 2005 the President of the Company acquired, on behalf of the Company, a 100% interest to a mineral license in Mongolia for $105,945. Subsequently, the President of the Company transferred title to the property to the Company’s wholly owned Mongolian subsidiary, which was acquired on January 9, 2006.

c)

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

e)

The Company entered into an agreement dated November 18, 2005 to acquire a 100% interest in 10 mining claims located in the Powder River Basin area, Wyoming, in consideration of $250,000 payable in stages to January, 2007. As at September 30, 2006, $150,000 has been paid.

f)

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

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2006 and 2005
(Expressed in US dollars)
(Unaudited)

4.	Mineral Properties (continued)

g)

On February 17, 2006, as amended on March 16, 2006 and September 8, 2006, the Company entered into a letter agreement to option its eight Mongolian projects to another company (the “Optionee”). The Optionee has the right to acquire a 70% interest in the projects in consideration for the following payments:

(i)	$5,000 upon execution of the letter agreement (received);
(ii)	$30,000 (received) and 150,000 shares (received) of the Optionee.
(iii)	$15,000 by October 18, 2006;
(iv)	$20,000 by October 18, 2007;
(v)	$25,000 by October 18, 2008; and
(vi)	$25,000 by October 18, 2009.

In addition, the Optionee must make the following expenditures:

(i)	$200,000 in year 2006;
(ii)	$250,000 in year 2007;
(iii)	$450,000 in year 2008; and
(iv)	$600,000 in year 2009.

Once the Optionee has exercised their option to acquire a 70% interest in the properties, the Company will have the right and option to acquire back a 21% interest within 120 days following receipt by the parties of a feasibility study on the properties, by paying the Optionee an amount calculated in relation to the quantity of U3O8 and gold determined under the said feasibility study, giving the Company a 51% interest and control of any further development.

h)	On March 24, 2006, the Company entered into a Mining Agreement to acquire mineral leases in the State of Wyoming in consideration for $14,775.

i)

On May 18, 2006, the Company entered into an Agreement with another company (the “Optionee”) on two of the Company’s exploration projects (the “projects”) located within the Red Desert area of southwest Wyoming.

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
September 30, 2006 and 2005
(Expressed in US dollars)
(Unaudited)

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

a)

During the nine month period ended September 30, 2006, the Company incurred $181,327 (2005 - $44,193) for consulting services and office expenses (included in general and administrative expenses) to companies controlled by a director of the Company. Other general and administrative expenses were reimbursed in the normal course of business. At September 30, 2006, $34,210 (December 31, 2005 – $90,562) is owing to the director and these companies, which is unsecured, non-interest bearing, and due on demand. As at September 30, 2006, the Company had $10,884 (December 31, 2005 - $19,815) in prepaid expenses to these companies.

b)

During the nine month period ended September 30, 2006, the Company incurred $134,000 (2005 - $49,000) for consulting services (included in general and administrative expenses) to a director. During the period ended September 30, 2006, the Company settled $112,620 of debt by the granting of 131,000 options. At September 30, 2006, $6,885 (December 31, 2005 – $Nil) is owed by this director, which is unsecured, non-interest bearing, and due on demand.

c)

During the nine month period ended September 30, 2006, the Company paid a total of $78,000 (2005 - $58,000) in consulting services (included in general and administrative expenses) to the President and a company controlled by the President of the Company. The Company also reimbursed the President of the Company for general and administrative expenses incurred on behalf of the Company. As at September 30, 2006, the President is owed $5,093 (December 31, 2005 – $53,138) for expenses incurred on behalf of the Company.

d)

At September 30, 2006, $16,623 (December 31, 2005 – $23,358) of advances to the President of the Company for costs to be incurred on behalf of the Company remained owing. Of the advances, $12,000 was used to pay expenses incurred by the Company’s subsidiary and $13,118 was transferred to the subsidiary. The advances are unsecured, non-interest bearing, and due on demand.

	e)	The mineral prospecting permits referred to in Note 4(a) were acquired from a company controlled by a director of the Company.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2006 and 2005
(Expressed in US dollars)
(Unaudited)

7.	Common Stock

	a)	In August 2006 the Company issued 32,500 shares of common stock upon the exercise of share purchase warrants at $0.60 per share for cash proceeds of $19,500.

	b)	In June 2006 the Company issued 25,000 shares of common stock upon the exercise of share purchase warrants at $0.60 per share for cash proceeds of $15,000.

c)

In May 2006 the Company closed a private placement of 2,142,200 units at a price of $1.75 per unit for gross proceeds of $3,748,850 and net proceeds of $3,607,397. Each unit is comprised of one share of the Company's common stock and one-half of one share purchase warrant. Each whole warrant entitles the holder to purchase one additional share of the Company’s common stock until May 19, 2007 at an exercise price of $2.25 per share. A commission was payable, a portion of which was paid in units in the amount of 52,266 units. In aggregate the Company will issue a total of 2,194,466 shares of common stock and 1,097,233 warrants.

d)

In April 2006 the Company issued 12,800 common shares upon the exercise of stock options. As at September 30, 2006, subscriptions were receivable of $8,960 pending the determination of offsetting amounts relating to consulting services rendered.

	e)	In April 2006 the Company issued 100,000 shares of common stock for consulting services with a fair value of $91,000.

	f)	In March 2006 the Company issued 12,500 shares of common stock upon the exercise of share purchase warrants at $0.60 per share for cash proceeds of $7,500.

g)

In March 2006, the Company completed a private placement consisting of 7,245,000 units at $1.00 per unit for proceeds of $7,147,188 net of issue costs and commissions. Each unit consists of one share of common stock and one-half share purchase warrant. The Company issued 7,245,000 shares of common stock and 3,622,500 warrants. Each full warrant entitles the holder to purchase one additional share of common stock for a period of two years at an exercise price of $1.75 per share until March 3, 2007, and at an exercise price of $2.50 per share until March 3, 2008. The Company issued 186,232 units for commissions pertaining to this private placement.

8.	Stock Purchase Warrants

A summary of the changes in the Company’s stock purchase warrants is presented below:

		Weighted
		Average
		Exercise
	Number	Price

Balance, December 31, 2005	2,710,000	0.60

Issued	4,812,849	1.86

Exercised	(70,000)
		0.60

Balance, September 30, 2006	7,452,849	1.42

As at September 30, 2006, the following stock purchase warrants were outstanding:

Number of
Warrants	Exercise Price	Expiry Date
2,552,500	0.60	October 17, 2006
87,500	0.60	November 17, 2006
3,715,616	1.75-2.50	March 3, 2007 and 2008
1,097,233	2.25	May 19, 2007

7,452,849

As at September 30, 2006, the Company received notice and payment for the exercise of 48,750 warrants to purchase common shares of the Company at $0.60 per share for proceeds of $29,250 recorded as subscriptions received pending the issuance of shares.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2006 and 2005
(Expressed in US dollars)
(Unaudited)

9.	Commitments

a)

On September 1, 2005, the Company entered into an office and administration services agreement with a company controlled by a director, at $10,511 (Cdn$12,305) per month, for a three-year term expiring on August 31, 2008. Future payments for the next three fiscal years are as follows:

2006	$31,500
2007	126,100
2008	84,100
$241,700

b)

The Company entered into an agreement with a company effective November 1, 2005 for public and investor relations services to be provided to the Company for an initial term of one year at $5,000 per month.

	c)	On July 1, 2005, the Company entered into an agreement with a company controlled by a director of the Company for consulting services to be provided to the Company at $8,598 (Cdn$10,000) per month.

	d)	On March 1, 2005, the Company entered into an agreement with a company controlled by the President of the Company for consulting services to be provided to the Company at $8,000 per month.

10.	Subsequent events

	a)	In October 2006, 2,466,250 warrants were exercised to purchase common shares of the Company at $0.60 per share for proceeds of $1,479,750.

b)

On October 30, 2006, the Company entered into an agreement with an officer, who is also a director of the Company (“related party”), to use certain geological reports held by this related party for the purposes of staking and acquiring potential areas of interest. Under the terms of the agreement, the Company agreed to pay the related party the sum of $0.40 for each measured and indicated pound of uranium staked by the Company and a fee of $750 for each claim registered with the Bureau of Land Management, based on the use of the geological reports. This fee is payable to the related party in shares of common stock of the Company. In connection with the issuance of the shares, the Company agreed to grant the related party registration rights for the resale of such shares and to obtain regulatory approval.

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

We are engaged in the acquisition, exploration and investigation of uranium properties. We own interests in properties in Wyoming, USA; Saskatchewan, Canada; and Mongolia. We have entered into joint venture agreements for each of our Saskatchewan and Mongolia properties whereby the joint venture partner for each property can earn an ownership interest in the property. We have also joint ventured our uranium projects in the Great Divide Basin area of Wyoming, and plan to maintain, explore or, if warranted, develop our projects in the Powder River Basin area of Wyoming.

We hold interests in the following mineral properties:

Name of Property	Location
State Mineral Leases, Federal Mining Claims and Private (Fee) Mineral	Powder River Basin, Wyoming, USA
State Mineral Leases and Federal Mining Claims	Great Divide Basin, Wyoming, USA

Mineral Prospecting Permits (option and joint venture agreement in place)	Saskatchewan, Canada
Eight Exploration Licenses (option and joint venture agreement in place)	Mongolia

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

We are an exploration stage company. All of our projects are at the exploration stage and there can be no assurance that a commercially viable mineral deposit, or reserve, exists on any of our properties until appropriate exploratory work is done and a comprehensive evaluation based on such work concludes legal and economic feasibility. Further exploration beyond the scope of our planned exploration activities will be required before a final evaluation as to the economic and legal feasibility of mining of any of our properties is determined. There is no assurance that further exploration will result in a final evaluation that a commercially viable mineral deposit exists on any of our mineral properties. We anticipate that we will require additional financing in order to pursue full exploration and, if warranted, development of these claims. We do not have sufficient financing to undertake full exploration and development of our mineral claims at present and there is no assurance that we will be able to obtain the necessary financing. Because of the long lead times for environmental permitting of mining operations in North America, we have started collecting environmental baseline data on two of our properties in Powder River Basin area of Wyoming that we feel have the potential, based on data in our possession, of being developed into commercial in-situ leach uranium mines.

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

The Cochrane River property consists of two (2) mineral prospecting permits covering a total of 67,480 hectares and located northeast of the Athabaska Basin in northern Saskatchewan and described in more detail in the table below:

PROPERTY	PERMIT NO.	ISSUE DATE	HECTARES
Cochrane River	MPP 1237	March 4, 2005	39,580
Cochrane River	MPP 1238	March 4, 2005	27,900

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

Follow-up exploration on the ground is being planned by Triex for the Cochrane River permits. Final budgets and logistics are pending for a fall 2006 program. It is intended that a remote field camp will be established, serviced from Points North. Work is planned to include:

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

The target on the Cochrane River property is structurally controlled, basement-hosted deposits at or near surface. It is planned that the structural models prepared for Eagle Point and other deposits in the eastern Athabasca Basin over the past 5 years will be incorporated into the program. Conductors were the focus of exploration in the 1970s. Triex plans to build on that work, not repeat it, by prioritizing targets related to conductors based on their structural setting. An airborne geophysics program was initiated and completed by Triex in December 2005 and January 2006, and an evaluation of the results of this survey is ongoing.

Mongolia

We have signed a letter agreement dated February 17, 2006 to option and joint venture our eight Mongolian exploration licenses with Bluerock Resources Ltd. (“Bluerock” or “Optionee”). Our initial agreement has been amended by an amendment agreement entered into on March 22, 2006 and a second amendment agreement entered into on September 8, 2006. Under the amended agreement, Bluerock has the option to earn a 70% interest in our Mongolian properties by paying to us further cash payments totaling $85,000 and by incurring additional exploration expenditures in the amount of $1,500,000 on the properties by October 18, 2009. Upon exercise by Bluerock of its option, we may enter into a joint venture agreement with Bluerock. The joint venture agreement to be entered into will be based upon the Rocky Mountain Mineral Law Foundation's Model Exploration, Development and Mine Operating Agreement, 1996 Edition.

As consideration for the grant of the option, Bluerock paid us a total of $35,000 and issued to us 150,000 common shares of Bluerock. The cash payments were completed and the shares issued after an initial due diligence period and receipt by Bluerock of TSX Venture exchange approval.

Under our amended agreement with Bluerock, the following additional cash payments and exploration expenditures are required in order to enable Bluerock to exercise the option and acquire a 70% interest:

The required cash payments are as follows:

$15,000 (received) by October 18, 2006;

$20,000 by October 18, 2007;

$25,000 by October 18, 2008; and

$25,000 by October 18, 2009.

In addition, the Optionee must make the following expenditures:

$200,000 in the year ended October 18, 2006;

$250,000 in the year ended October 18, 2007;

$450,000 in the year ended October 18, 2008; and

$600,000 in the year ended October 18, 2009.

In the event that the Optionee exercises its option to acquire a 70% interest in the properties and the joint venture is formed, the Company will have the right and option to acquire an additional

21% interest within 120 days following receipt by the parties of a feasibility study on the properties, by paying the Optionee an amount calculated in relation to the quantity of U3O8 and gold determined under the said feasibility study. If we exercised this option, we would own a 51% interest and would control of any further development.

The exploration programs to be carried out on our Mongolian properties during the term of our agreement will be managed by Bluerock. Bluerock expects to focus an aggressive exploration campaign on the Khavtsal Property, while conducting more reconnaissance level work on the other seven licenses. It is hoped that this campaign will validate the historical work and give a clearer view of the economic potential of the Khavtsal project. The exploration team will consist of both Bluerock and Uranerz consultants, with the objective of combining the strengths of both companies to deliver an effective and efficient exploration program. Any exploration undertaken by Bluerock will be at its expense under the terms of the joint venture agreement. There is no assurance that Bluerock will make the cash payments or undertake the full amount of the exploration expenditures necessary for it to earn an interest in our Mongolian properties.

The joint venturing of the exploration of these Mongolian projects will allow us to focus our resources on the exploration of our Wyoming Powder River Basin projects.

Wyoming

We have several projects in the Great Divide and Powder River Basins of Wyoming. We have joint ventured our uranium projects in the Great Divide Basin area of Wyoming, and plan to maintain, explore and if warranted, develop our projects in the Powder River Basin area of Wyoming. Each of these projects comprises several federal mineral claims, State mineral leases, or private fee mineral property. In some cases the projects will comprise a combination of State leases and private or federal mineral claims.

Wyoming Mining Claims (federal mineral)

Through a combination of claim staking and purchasing we now have a total of over 350 federal lode mining claims on federal and private surface lands in the state of Wyoming where the mineral rights are owned by the federal government. In general, the claim staking is either in the Powder River Basin or the northern Great Divide Basin. We have staked individual mining claims covering approximately 2,830 hectares (7,000 acres) and they have been recorded with the county and federal governments. It is our objective to purchase or lease additional mineral claims and fee minerals directly from current private owners during the next twelve months, although there is no assurance that any acquisitions will be completed.

We have acquired the rights to other federal mining claims in the Powder River Basin from private individuals covering about 437 hectares (1080 acres). We plan to continue acquiring additional federal mining claims through the normal claim staking and filing process, primarily in the Powder River Basin.

Our plan of operations for exploration of our Wyoming Powder River Basin federal mining claims is generally as follows:

Year 1 (2006/7) – obtain all possible existing geologic information and evaluate the information. Describe surface geology. Review all available regional information and information that may be available from neighbors. Identify those claim areas with best potential and design exploration programs that include some drilling. Prepare a summary geologic report on each property. Commence exploration drilling and logging based on the aforementioned research, evaluate results and prepare summary reports. Start environmental permitting on two properties in the Powder River Basin to obtain commercial in-situ recovery (“ISR”) mining approvals from the relevant state and federal agencies.

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

Year 3 – conduct exploration drilling programs on the claims with best potential. Evaluate results of the drilling program. At end of the year drop any of the claims that been identified from the drilling to have low potential. Prepare summary reports for management including an assessment of mineralization and recommendations for development using in-situ leach mining. Continue the environmental permitting effort with the possibility of obtaining one of the mining permits during the year.

Wyoming State Mineral Leases

We have acquired state mineral leases in Wyoming covering approximately 14,280 acres of land, and we will continue to apply for additional state mineral leases as our exploration program identifies areas of good potential and the associated land is available for leasing. None of our current state mineral leases have known uranium resources, but they are located in geologically favourable areas.

Our plan of operations for exploration on our Wyoming state mineral leases is generally as follows:

Year 1 (2006/7) – obtain all possible existing geologic information and evaluate the information. Describe surface geology. Review all available regional information and information that may be available from neighbors. Identify those state leases with best potential and design exploration programs that may include some drilling. Prepare summary geologic report on each state section for management. No drilling is planned for Year 1.

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

Year 3 – conduct exploration drilling program on the state leases with best potential. Evaluate results of the drilling program. At end of the year drop any of the state leases that have been identified from the drilling to have low potential. Prepare summary report for management including an assessment of mineralization and recommendations for development using in-situ recovery mining.

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

In May of 2006 Uranerz made the decision to initiate preparation of the environmental permit applications for two of its properties, the Hank and the Nichols Ranch projects, in the central Powder River Basin of Wyoming. Historical exploration drill hole information was included with the acquisition of these projects. Approval of the environmental permit applications will allow Uranerz to proceed with commercial development of the two properties leading to production of yellowcake using the in-situ recovery (ISR) method of uranium mining. It is currently planned that the main production facility will be located at the Nichols Ranch property, and the Hank property will have a satellite facility providing uranium-loaded resin or enriched eluate to the main facility.

The primary regulatory approvals for an ISR uranium mine come from the Wyoming Department of Environmental Quality (DEQ) at the state level, and from the U.S. Nuclear Regulatory Agency (NRC) at the federal level. The former agency issues a Permit to Mine, and the latter agency issues a Source Material License. Both the state and federal agencies look at all environmental aspects of a proposed ISR mine including reclamation of the land surface following mining operations, and restoration of impacted ground water. Work place safety and the safety of the public are also closely monitored by regulatory agencies. Posting of a reclamation bond by the mine operator with the regulatory agencies in an amount to totally cover the cost of reclamation by a third party is also a requirement of the law. The reclamation bond must be a “hard” bond which means it must be either cash, certificate of deposit, letter of credit or some other similar type of financial instrument.

Uranerz has engaged TRC Mariah Associates based in Laramie, Wyoming as the prime contractor for performing the several environmental baseline studies. Hydro Engineering (George Hoffman) from Casper, Wyoming has been engaged to perform the necessary aquifer pump tests, and prepare the hydrology section of the environmental permit applications. Environmental surveys such as vegetation, soils, wildlife, cultural resources, radiation and water quality are either on-going or have been completed. For those surveys that have been completed, reports are being prepared in a format acceptable to the DEQ and NRC.

The Company has completed installing hydrologic test wells at the Hank and Nichols Ranch properties. These test wells were installed in order to perform aquifer pump tests. Core samples of the deposit were also taken while installing the test wells in connection with the radiation environmental studies. The pump tests are used to demonstrate that the aquifers are confined, and to test the permeability of the mineralized sandstone unit for both feasibility and permitting purposes. The Wyoming DEQ has approved Uranerz Energy’s plans for the hydrologic testing of the uranium-mineralized confined aquifers. The hydrologic test wells were installed in accordance with the plan. Uranerz Energy will also be collecting ground water samples in the near term at water wells in the region, and has reached an agreement with Cameco Corporation’s wholly-owned US subsidiary, Power Resources Inc., to sample some of their monitor wells located on adjacent uranium properties.

Mine planning for both the Hank and Nichols Ranch properties is underway. Uranerz Energy’s target date for submitting the environmental permit applications to the state and federal agencies is the second half of 2007.

Plan of Operations

Our plan of operations for Wyoming for the next twelve months is to continue mineral property acquisition and to conduct exploration on our Wyoming Powder River Basin properties. Unlike our properties in Saskatchewan, Mongolia and the Great Divide Basin area of Wyoming where we have farmed out exploration to joint venture partners, we will carry out these exploration activities using our staff and contractors.

Our planned exploration expenditures for the next twelve months on our Wyoming mineral properties, together with amounts due to maintain our interest in these federal claims and state leases, are summarized as follows:

Property	Planned Exploration Program Expenditures for the Next Twelve Months:	Amount of Annual Claim/Lease Maintenance Fees due;	Amount of Property Payment Due:	Surface Use Payment to Landowner
Powder River Basin	$450,000	$85,000	$58,000	$30,000
Great Divide Basin (1)	Nil	Nil	Nil	Nil

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

Location	Preliminary Environmental Permits Preparation (next 12 months)	Preliminary Design (next 12 months)
Powder River Basin	$450,000	$75,000

In addition to our planned exploration expenditures, and environmental and design expenditures, we anticipate spending approximately $250,000 for ongoing general and administrative expenses per month for the next twelve months. The general and administrative expenses for the year will consist primarily of salaries for our senior officers, staff salaries, consulting fees, and professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as investor relations and general office expenses. Mineral property acquisitions, if any, will be additional and dependent upon opportunities that may arise.

We had cash in the amount of $10,951,490 and working capital of $10,803,318 as of September 30, 2006. Accordingly, we have sufficient funds with which to pursue our plan of operations over the next twelve months. We intend to focus most of our exploration efforts in Wyoming, as discussed above.

During the twelve month period following the date of this quarterly report, we anticipate that we will not generate any revenue. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock and share purchase warrants. We received $1,479,750 for the exercise of warrants in October 2006. There is no assurance that we will be able to achieve additional sales of our common stock and exercises of share purchase warrants.

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

Results of Operations

Three-month period ended September 30, 2006 compared to three-month period ended September 30, 2005

Revenue

We have not earned any revenues to date and we anticipate that we will not generate any revenues during the twelve month period following the date of this quarterly report.

Operating Expenses

We incurred total operating expenses of $1,045,730 for the three-month period ended September 30, 2006, as compared to $4,139,143 for the corresponding period in 2005. The decrease of operating expenses in the amount of $3,093,413 (or 75%) was primarily contributed by stock based compensation included in general and administrative and impairment loss on mineral property costs.

We had no financing expense for the three-month period ended September 30, 2006. We earned $146,136 of interest income for the three-month period ended September 30, 2006 as compared to none for the corresponding period in 2005. This income resulted from short term investments.

Net loss for the three-month period ended September 30, 2006 was $899,594, as compared to $4,139,143 for the corresponding period in 2005, a decrease of $3,239,549.

This decrease mainly resulted from the decrease in stock based compensation included in general and administrative and reduced impairment loss on mineral property costs during the reporting period.

Nine-month period ended September 30, 2006 compared to nine-month period ended September 30, 2005

Revenue

We have not earned any revenues to date and we anticipate that we will not generate any revenues during the twelve month period following the date of this quarterly report.

Operating Expenses

We incurred total operating expenses of $6,033,049 for the nine-month period ended September 30, 2006, as compared to $4,457,716 for the corresponding period in 2005. The increase of operating expenses reflects our increasing general and administrative expenses, impairment losses on mineral property costs and mineral property expenses during our organizational development and start up of operations.

We had no financing expense for the nine-month period ended September 30, 2006. We earned $267,460 of interest income for the nine-month period ended September 30, 2006 as compared to none for the corresponding period in 2005. This income resulted from short term investments.

Net loss for the nine-month period ended September 30, 2006 was $5,801,995, as compared to approximately $4,457,716 for the corresponding period in 2005 This increase of $1,344,279 mainly resulted from increased general and administrative expenses and increased mineral property costs during the reporting period.

Liquidity and Capital Resources

At September 30, 2006, we had cash of $10,951,490, as compared to the ending cash balance of $1,925,021 as at December 31, 2005. As of September 30, 2006, total current assets exceeded total current liabilities by $10,803,318 compared to $1,775,579 at December 31, 2005.

Plan of Operations

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

Cash Used in Operating Activities

Net cash used in operating activities was $1,239,073 for the nine-month period ended September 30, 2006, compared to $449,869 for the corresponding period in 2005. The increase in net cash used in operations reflects the growth of our operations.

Cash Used in Investing Activities

We invested $545,919 in mineral properties and operating assets the nine month period ended September 30, 2006, compared to $7,086 for the corresponding period in 2005.

Cash Provided by Financing Activities

Net cash provided by financing activities amounted to $10,810,835 for the nine-month period ended September 30, 2006, primarily from private placements of common stock, compared to $1,262,445 for the corresponding period in 2005.

Subsequent to September 30, 2006, we received an additional $1,479,750 from the exercise of outstanding warrants in October 2006.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business. Since its inception, the Company has been engaged in organizational and pre-operating activities. In the first nine months of 2006, the Company has a net loss of $899,594 and net cash used in operations activities of $1,239,073. We have not attained profitable operations and are dependent upon cash reserves and financing to pursue our plan of operations. For these reasons our independant auditors, in their report on the year ended December 31, 2005, indicated there is substantial doubt about the Company's ability to continue as a going concern. As of September 30, 2006 the Company has working capital of $10,803,318, an accumulated deficit of $10,952,526 and stockholders’ equity of $10,910,812. In October 2006 we received an additional cash of $1,479,750 from the exercise of outstanding warrants.

Management believes that we have sufficient funds with which to carry out our plan of operations over the next twelve months.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

Mineral Property Costs

We have been in the exploration stage since our formation on May 26, 1999 and has not yet realized any revenues from our planned operations. We are primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. We assess the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. Payments received for the option of a mineral property are accounted for as other income. When we have determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations. During the three and nine months ended September 30, 2006, mineral property acquisition payments totaling $65,735 and $439,827 were impaired as there are no proven or probable reserves on these properties.

Foreign Currency Translation

Our functional currency is the United States dollar and management has adopted SFAS No. 52, “Foreign Currency Translation”. The functional currency of our wholly owned subsidiary is the Mongolian Togrog. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Foreign currency transactions are primarily undertaken in Canadian dollars and Mongolian Togrogs. We have not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Stock-based Compensation

Prior to January 1, 2006, we accounted for stock-based awards in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified retrospective transition method. We had not issued any stock options or share based payments prior to January 1, 2006. Accordingly, there was no effect on our reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Glenn Catchpole, and our Chief Financial Officer Mr. Benjamin Leboe. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (the “SEC”).

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

During our most recently completed fiscal quarter ended September 30, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We completed the following sales of securities without registration pursuant to the Securities Act of 1933 (the “Act”) during the fiscal quarter ended September 30, 2006:

We issued 32,500 shares pursuant to the exercise of outstanding warrants to purchase shares of our common stock. The warrants were originally issued on October 17, 2005. The warrants were exercised at a price of $0.60 per share for aggregate proceeds of $19,500. We did not pay any fee or commission in connection with the exercise of the warrants. We completed the issuance of the shares pursuant to Rule 903 of Regulation S of the Act on the basis that the sale of the shares was completed in an “offshore transaction”, as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the Shares. The investor represented to us that the investor is not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. person. The investor agreed by execution of the exercise form for the exercise of the warrants: (i) to resell the securities purchased only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an exemption from registration under the Act; (ii) that we are required to refuse to register any sale of the securities purchased unless the transfer is in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an exemption from registration under the Act; and (iii) not to engage in hedging transactions with regards to the securities purchased unless in compliance with the Act. All certificates representing the shares issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to our security holders for a vote during the third quarter of our fiscal year ended September 30, 2006.

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are attached to this Quarterly Report on Form 10-QSB:

Exhibit Number	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws, as amended (1)

3.3	Articles of Amendment (3)

4.1	Share Certificate (1)

10.1	Office and Administration Services Agreement between the Company and Senate Capital Group Inc. dated September 1, 2005 (2)

10.2	Agreement for Services between the Company and Highlands Capital, Inc. dated November 1, 2005(2)

10.3	Financial Public Relations Agreement between the Company and Accent Marketing Ltd. dated November 1, 2005(2)

10.4	Mineral Property Purchase Agreement between the Company and Ubex Capital Inc. dated April 26, 2005(2)

10.5	Joint Venture Agreement between the Company and Triex Minerals Corporation dated November 4, 2005(2)

10.6	Consulting Agreement between the Company and Ubex Capital Inc. for management and consulting services (2)

10.7	Consulting Agreement between Catchpole Enterprises and the Company (3)

10.8	Joint Venture Agreement between the Company and Bluerock Resources Ltd. (3)

10.9	Option and Purchase Agreement for federal mining claims in Wyoming (3)

10.10	Agreement to Purchase ten mining claims in Wyoming (3)

10.11	2005 Stock Option Plan (4)

10.12	Hartman letter agreement. (3)

10.13	Black Range Minerals Agreement dated June 7, 2006 (5)

10.14	Amendment to Joint Venture Agreement dated September 12, 2006 between the Company and Bluerock Resources Ltd. (6)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act (6)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (6)

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form SB-2 filed March 15, 2002

(2)	Previously filed as an exhibit to the Quarterly Report on Form 10-QSB filed November 21, 2005

(3)	Previously filed as an exhibit to the Annual Report on Form 10-KSB filed April 14, 2006

(4)	Filed as an exhibit to our Registration Statement on Form S-8 filed with the SEC on November 21, 2005.

(5)	Previously filed as an exhibit to the Quarterly Report on Form 10-QSB filed August 15, 2006

(6)	Filed as an exhibit to this Quarterly Report on Form 10-QSB.

SIGNATURES

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

URANERZ ENERGY CORPORATION

By:	/s/ Glenn Catchpole

Glenn Catchpole
President and CEO
Date: November 13, 2006