Form 10KSB
period 2006-12-31
URANERZ ENERGY CORP.
filed 2007-04-02
CIK 1162324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006

[   ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____________ to _____________

COMMISSION FILE NUMBER 001-32974

URANERZ ENERGY CORPORATION
(Name of Small Business Issuer as Specified in its Charter)

NEVADA	98-0365605
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 1410 – 800 West Pender Street
Vancouver, British Columbia	V6C 2V6
(Address of principal executive offices)	(Zip Code)

(604) 689-1659
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: Common stock, $0.001 par value, American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes [X] No [   ]

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
Yes [   ] No [X]

State issuers revenues for its most recent fiscal year. $NIL

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $156,572,000 based on a price of $4.79 per share, being the last sale price of the Company’s common stock as of March 15, 2007.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
as of March 15, 2007, the Issuer had 39,039,587 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

URANERZ ENERGY CORPORATION
FORM 10 -KSB
TABLE OF CONTENTS

PART 1

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-KSB constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Information concerning the interpretation of drill results and mineral resource estimates also may be deemed to be forward-looking statements; as such information constitutes a prediction of what mineralization might be found to be present if and when a project is actually developed. You are cautioned that any such forward-looking statements are not guarantees or assurances and may involve risks and uncertainties. Our actual results may differ materially from those in the forward-looking statements due to risks facing us or due to actual facts differing from the assumptions underlying our predictions. Some of these risks and assumptions include:

  general economic and business conditions, including changes in interest rates, fluctuations in the prices for uranium, fluctuations in prices for securities in the uranium resource sector, demand for uranium and other economic and business conditions;

  natural phenomena or disasters that may affect completion of drill programs, exploration work, completion of feasibility studies or development, if warranted;

  actions by government authorities, including changes in government regulation, permitting requirements or environmental legislation;

  the company’s ability to raise sufficient financing to complete its planned exploration work on its properties and to place its properties into development, if warranted, and to acquire and maintain additional properties;

  future decisions by management in response to changing conditions, and misjudgments, inaccurate assumptions or changes in conditions related to forward-looking statements.

Some of the risks and uncertainties include those set forth in Item 1 under the caption “Risk Factors and Uncertainties” in this Form 10-KSB. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-QSB and our current reports on Form 8-K.

We advise you that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. We assume no obligation to update our forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such statements. You should not place undue reliance on such forward-looking statements.

EXPLANATORY NOTES

As used in this Annual Report, the terms “we”, “us”, “our”, “Uranerz”, “Uranerz Energy”, and the “Company” mean Uranerz Energy Corporation unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars unless otherwise indicated.

Glossary of Technical Terms

The following defined technical terms are used in this Annual Report: Alluvium: sedimentary deposits formed by streams and rivers.

Anomaly: an irregularity or inconsistency; something which is unusual.

Development drilling: drilling done to determine more precisely the areal extent, grade and morphology of an ore deposit subsequent to the determination of the commercial viability of mining development.

Exploration drilling: drilling done in search of new mineral deposits or for the possible extensions of existing deposits up to the time a company decides that sufficient ore reserves are present to justify commercial development.

In-situ recovery (ISR): the recovery, by chemical leaching, of the uranium component of an ore body without physically extracting the ore from the ground. ISR utilize injection of appropriate oxidizing chemicals into an ore-bearing sandstone deposit with extraction by production wells. Also referred to as solution mining.

Uranium: a heavy, naturally radioactive, metallic element of atomic number 92. Its two principal isotopes are 235U and 238U, of which the 235U is the necessary component for the nuclear fuel cycle.

Uranium concentrate (yellowcake): a yellowish to yellow-brownish powder obtained from the chemical milling of uranium ore. Yellowcake typically contains 70 to 90% U3O8 by weight.

ITEM 1.                     DESCRIPTION OF BUSINESS

CORPORATE BACKGROUND

Uranerz Energy Corporation was incorporated under the laws of the State of Nevada On May 26, 1999. On July 5, 2005, we changed our name from Carleton Ventures Corp. to Uranerz Energy Corporation. Our executive offices are located at Suite 1410 - 800 West Pender Street, Vancouver, British Columbia Canada V6C 2V6. The telephone number for our executive offices is (604) 689-1659.

Our principal business offices are located at Suite 1410-800 West Pender Street, Vancouver, British Columbia, Canada V6C 2V6. The telephone number for the business offices is (604) 689-1659. Our operations office is located at 1701 East "E" Street, PO Box 50850, Casper, Wyoming 82605-0850. The telephone number for the operations office is (307) 265-8900.

HISTORY

Uranerz was relatively inactive from 1999 until 2005 when it acquired mineral prospecting permits in Saskatchewan, mineral licenses in Mongolia and mining claims in Wyoming. Exploration commenced in 2005 and continued through 2006 while additional mineral properties were acquired and development drilling was initiated in Wyoming. We have increased our personnel and operational consultants to move some of our Wyoming properties into the mine planning and permitting stage, activities which continue.

OUR BUSINESS

We are an exploration stage company engaged in the acquisition, exploration and if warranted, development of uranium properties. We have an interest in the properties described below.

We own interests in properties in Wyoming, USA; Saskatchewan, Canada; and Mongolia. We have entered into joint venture agreements for each of our Saskatchewan and Mongolia properties whereby the joint venture partner for each property can earn an ownership interest in the property in exchange for exploration and development expenditure commitments and/or cash and equity consideration. We have also joint ventured our uranium projects in the Great Divide Basin area of Wyoming, and plan to maintain, explore or, if warranted, develop our projects in the Powder River Basin area of Wyoming. We anticipate that our joint venture partners will conduct exploration of our Wyoming Great Divide Basin, Saskatchewan and Mongolian mineral properties.

We are an exploration stage company. Because of the long lead times for environmental permitting of mining operations in North America, we have started collecting environmental baseline data on two of our properties in the Powder River Basin area of Wyoming that we feel have the potential, based on data in our possession, of being developed into commercial in-situ recovery uranium mines.

As of January 9, 2006, we own one subsidiary which is a Mongolian limited liability company with the name Rolling Hills Resources, LLC. Our Mongolian exploration licenses are held in the name of our subsidiary company.

RECENT CORPORATE DEVELOPMENTS

The following significant corporate developments occurred during our fiscal year ended December 31, 2006:

1.

We signed a letter agreement dated February 17, 2006, amended March 22, 2006, and September 8, 2006, to option and joint venture our eight Mongolian exploration licenses to Bluerock Resources Ltd. (“Bluerock”). Under the terms of the amended agreement, we have granted to Bluerock the option to acquire an undivided 70% interest in the properties, subject to a joint venture agreement to be entered into by Bluerock and us upon exercise of the option. The joint venture agreement to be entered into will be based upon the Rocky Mountain Mineral Law Foundation's Model Exploration, Development and Mine Operating Agreement, 1996 Edition ("Form 5A").

As consideration for the grant of the option, Bluerock paid us a total of $35,000 and issued to us 150,000 common shares of Bluerock. The cash payments were completed and the shares issued after an initial due diligence period and receipt by Bluerock of TSX Venture exchange approval.

Bluerock has the option to earn a 70% interest in our Mongolian properties by paying to us additional cash payments totaling $85,000 and by incurring exploration expenditures in the amount of $1,500,000 on the properties by October 18, 2009.

2.

Our board of directors approved on May 23, 2006, an amendment to our bylaws to increase the quorum requirement for meetings of our shareholders such that holders of not less than 33 1/3% of the outstanding shares of our common stock entitled to vote shall constitute a quorum for the transaction of business. The amendment to the bylaws is effective May 23, 2006. Our bylaws previously stated that holders of not less than 1% of the outstanding shares of our common stock entitled to vote constitute a quorum for the transaction of business. We effected this amendment to comply with corporate governance requirements of the American Stock Exchange.

3.

In June 2006, we entered into an Agreement with Black Range Minerals Limited (“Black Range”) of West Perth, Australia, on two of our exploration projects (the “projects”) located within the Red Desert area of southwest Wyoming. Black Range was granted the exclusive right to earn equity interests in the two exploration projects. We will form a joint venture to conduct further exploration and to develop the properties.

4.	On August 10, 2006 our shares were listed for trading on the American Stock Exchange.

5.

On September 20, 2006, we announced that we staked and recorded an additional 54 federal lode mining claims at the Nichols Ranch property and an additional 28 claims have been staked and recorded at the Hank property. This recent claim staking activity is based on the results of the exploration drilling program conducted during the past two months.

6.

On October 30, 2006, we entered into an agreement with George Hartman, our Vice President, Mining and Chief Operating Officer and a Director to use certain geological reports held by Mr. Hartman for the purposes of staking and acquiring potential areas of interest. Under the terms of the agreement, we agreed to pay Mr. Hartman the sum of $0.40 for each measured and indicated pound of uranium staked and/or acquired by the Company and a fee of $750 for each claim registered with the Bureau of Land Management, based on the use of the geological reports. This fee is payable to Mr. Hartman in shares of common stock of the Company. In connection with the issuance of the shares, we granted Mr. Hartman registration rights for the resale of such shares and agreed to obtain listing approval and other regulatory approval in connection with the issuance of such shares. The geological reports were owned by Mr. Hartman prior to his joining Uranerz and fully disclosed to us. Our Board approved this transaction as a related party transaction after evaluating the transaction.

7.

On December 27, 2006, we entered into a binding letter of intent with Mr. Robert C. Shook (“Shook”) of Casper, Wyoming, to acquire three separate uranium projects located in northeast Wyoming in the central portion of the Power River Basin. The three projects are named West Flank, North Rolling Pin and C-line.

The locations of these three properties are adjacent to, or nearby mining claims already owned by us, including our West North Butte, Nichols Ranch, Hank, and Doughstick properties, thus providing synergistic opportunities for potential in-situ recovery. The surface area covered by these acquisitions is on land already covered by our surface use agreement with the rancher.

The total purchase price for the three project acquisitions was $3,120,000 in cash. The Letter of Intent provides for a 35-day due diligence period to review all reports, maps, drill logs and like material covering the Uranium properties that Shook has in his possession or control and a title search will be performed. Uranerz Energy may elect, at its sole discretion, to cancel the Letter of Intent and not close on the transaction if the Company is not satisfied with the results of the due diligence.

On February 1, 2007, we completed such due diligence, were satisfied with the results and on February 7, 2007 we paid $3,120,000 in cash and completed the transaction.

COMPETITION

We compete with other mining and exploration companies in connection with the acquisition of mineral properties. There is competition for the limited number of uranium acquisition opportunities, some of which is with other companies having substantially greater financial resources than we do. As a result, we may have difficulty acquiring attractive exploration properties and staking claims related to our properties.

EMPLOYEES

Currently we have five full time employees, four full time operational consultants and six part time operational consultants. We operate in established mining areas, which we believe have sufficient available personnel for our business plans.

RISK FACTORS AND UNCERTAINTIES

          Readers should carefully consider the risks and uncertainties described below before deciding whether to invest in shares of our common stock.

          Our failure to successfully address the risks and uncertainties described below would have a material adverse effect on our business, financial condition and/or results of operations, and the trading price of our common stock may decline and investors may lose all or part of their investment. We cannot assure you that we will successfully address these risks or other unknown risks that may affect our business.

          Our future performance is difficult to evaluate because we have a limited operating history.

          We were incorporated in 1999 and we began to implement our current business strategy in the uranium industry in the beginning of 2005. We have had no significant operations and since incorporation our operating cash flow needs have been financed solely through an offering of our common stock. As a result, we have little historical financial and operating information available to help you evaluate our performance or an investment in our common stock and warrants.

          Because the probability of an individual prospect ever having reserves is extremely remote, in all probability our properties do not contain any reserves, and any funds spent on exploration will be lost.

          We have no uranium producing properties and have never generated any revenue from our operations. Because the probability of an individual prospect ever having reserves is extremely remote, in all probability our properties do not contain any reserves, and any funds spent on exploration will be lost. It is not known with certainty that uranium exists on any of our properties. We may never discover uranium in commercially exploitable quantities and any identified deposit may never qualify as a commercially mineable (or viable) reserve. We will continue to attempt to acquire the surface and mineral rights on lands that we think are geologically favorable or where we have historical information in our possession that indicates uranium mineralization might be present.

          The exploration and development of mineral deposits involves significant financial and other risks over an extended period of time, which even a combination of careful evaluation, experience and knowledge may not eliminate. While discovery of a uranium, precious or base metal deposit may result in substantial rewards, few properties which are explored are ultimately developed into producing mines. Major expenses are required to establish reserves by drilling and to construct mining and processing facilities at a site. Our uranium properties are all at the exploration stage and do not contain any reserves at this time. It is impossible to ensure that the current or proposed exploration programs on properties in which the Company has an interest will result in the delineation of mineral deposits or in profitable commercial operations. Our operations are subject to the hazards and risks normally incident to exploration, development and production of uranium, precious and base metals, any of which could result in damage to life or property, environmental damage and possible legal liability for such damage. While we may obtain insurance against certain risks, the nature of these risks are such that liabilities could exceed policy limits or could be excluded from coverage. There are also risks against which we cannot insure or against which we may elect not to insure. The potential costs which could be associated with any liabilities not covered by insurance, or in excess of insurance coverage, or compliance with applicable laws and regulations may cause substantial delays and require significant capital outlays, adversely affecting our future earnings and competitive position and, potentially our financial viability.

          We have a limited operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease exploration activities.

          We were incorporated in 1999 and are engaged in the business of mineral exploration. We have not realized any revenue from our operations. We have no exploration history upon which an evaluation of our future success or failure can be made. Our net loss since inception through December 31, 2006 is $11,699,432. Our ability to achieve and maintain profitability and positive cash flow is dependent upon

*      our ability to locate a profitable mineral property
*      our ability to generate revenues
*      our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties plus development costs to produce saleable product. We may not guarantee we will be successful in generating revenues in the future. Failure to generate revenues may cause us to go out of business.

          Because some of our officers and directors do not have technical training or experience in exploring for, starting, and operating a mine, we may have to hire qualified personnel. If we can’t locate qualified personnel, we may have to suspend or cease exploration activity which may result in the loss of your investment.

          Some, but not all, of our officers and directors do have experience with exploring for, starting, and operating a mine. Because some of our officers and directors are inexperienced with exploring for, starting, and operating a mine, we will have to hire qualified persons to perform surveying, exploration, and excavation of our property. Some of our officers and directors have no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Their decisions and choices would typically take into account standard engineering or managerial approaches mineral exploration companies commonly use. However, our exploration activities, earnings and ultimate financial success could suffer irreparable harm due to certain of management’s decisions. As a result we may have to suspend or cease exploration activities, or any future development activities, which would likely result in the loss of your investment.

          We have no known reserves. Without reserves we may not be able to generate income and if we cannot generate income we will have to cease exploration activities which result in the loss your investment.

           We have no known reserves. Without reserves, we may not be able to generate income and if we cannot generate income we will have to cease exploration activities which would likely result in the loss of your investment. We have attempted to acquire the surface and mineral rights on lands that we think are geologically favorable or where we have historical information in our possession that indicates uranium mineralization might be present. It is not known with certainty that uranium exists on any of our properties.

          Even in the event commercial quantities of uranium are discovered, the mining properties might not be brought into a state of commercial production. Estimates of mineral resources are inherently imprecise and depend to some extent on statistical inferences drawn from limited methods, which may prove unreliable. Fluctuations in the market prices of uranium may render reserves and deposits containing relatively low grades of uranium uneconomic. Whether a uranium, precious or base metal deposit will be commercially viable depends on a number of factors, some of which are: the particular attributes of the deposit, such as its size and grade; costs and efficiency of the recovery methods that can be employed; proximity to infrastructure; financing costs; and governmental regulations, including regulations relating to prices, taxes, royalties, infrastructure, land use, importing and exporting of minerals and environmental protection. The effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on our invested capital.

          Our future profitability will be dependent on Uranium Prices

          Because a significant portion of our anticipated revenues are expected to be derived from the sale of uranium, our net earnings, if any, can be affected by the long- and short-term market price of U3O8. Uranium prices are subject to fluctuation. The price of uranium has been and will continue to be affected by numerous factors beyond our control. With respect to uranium, such factors include the demand for nuclear power, political and economic conditions in uranium producing and consuming countries, uranium supply from secondary sources and uranium production levels and costs of production. Spot prices for U3O8 were at $20.00 per pound U3O8 in December 2004, and then increased to $31.25 per pound in September 2005 and to $35.25 per pound as of December 31, 2005. As of December 31, 2006, the U.S. weekly spot price of U3O8 was $72.00 per pound.

          Our operations are subject to environmental risks.

          We are required to comply with environmental protection laws and regulations and permitting requirements, and we anticipate that we will be required to continue to do so in the future. The material laws and regulations within the U.S. that the Company must comply with are the Atomic Energy Act, Uranium Mill Tailings Radiation Control Act of 1978 (UMTRCA), Clean Air Act, Clean Water Act, Safe Drinking Water Act, Federal Land Policy Management Act, National Park System Mining Regulations Act, and the State Mined Land Reclamation Acts or State Department of Environmental Quality regulations, as applicable. We also are required to comply with environmental protection laws in Mongolia. We are required to comply with the Atomic Energy Act, as amended by UMTRCA, by applying for and maintaining an operating license from the State of Wyoming. Uranium operations must conform to the terms of such licenses, which include provisions for protection of human health and the environment from endangerment due to radioactive materials. The licenses encompass protective measures consistent with the Clean Air Act and the Clean Water Act. We intend to utilize specific employees and consultants in order to comply with and maintain our compliance with the above laws and regulations.

The uranium industry is subject not only to the worker health and safety and environmental risks associated with all mining businesses, but also to additional risks uniquely associated with uranium mining and milling. The possibility of more stringent regulations exists in the areas of worker health and safety, the disposition of wastes, the decommissioning and reclamation of exploration, mining and in-situ sites, and other environmental matters, each of which could have a material adverse effect on the costs or the viability of a particular project. We cannot predict what environmental legislation, regulation or policy will be enacted or adopted in the future or how future laws and regulations will be administered or interpreted. The recent trend in environmental legislation and regulation, generally, is toward stricter standards and this trend is likely to continue in the future. This recent trend includes, without limitation, laws and regulations relating to air and water quality, mine reclamation, waste handling and disposal, the protection of certain species and the preservation of certain lands. These regulations may require the acquisition of permits or other authorizations for certain activities. These laws and regulations may also limit or prohibit activities on certain lands. Compliance with more stringent laws and regulations, as well as potentially more vigorous enforcement policies or stricter interpretation of existing laws, may necessitate significant capital outlays, may materially affect our results of operations and business, or may cause material changes or delays in our intended activities.

Our operations may require additional analysis in the future including environmental and social impact and other related studies. Certain activities require the submission and approval of environmental impact assessments. Environmental assessments of proposed projects carry a heightened degree of responsibility for companies and directors, officers, and employees. There can be no assurance that we will be able to obtain or maintain all necessary permits that may be required to continue its operation or its exploration of its properties or, if feasible, to commence development, construction or operation of mining facilities at such properties on terms which enable operations to be conducted at economically justifiable costs.

          We intend to extract Uranium from our properties using the in-situ recovery mining process which may not be successful

          We intend to extract Uranium from our properties using in-situ recovery mining, which is suitable for extraction of certain types of uranium deposits. This process requires in-situ recovery mining equipment and trained personnel. Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, and certain equipment such as bulldozers, drilling rigs, and other equipment that we might need to conduct exploration and development. We will attempt to locate additional products, equipment and materials as needed. If we cannot find the products and equipment we need, we will have to suspend our exploration and development plans until we do find the products and equipment we need.

          We face risks related to exploration and development, if warranted, on our properties.

     Our level of profitability, if any, in future years will depend to a great degree on uranium prices and whether any of our exploration stage properties can be brought into production. The exploration for and development of mineral deposits involves significant risks. It is impossible to ensure that the current and future exploration programs and/or feasibility studies on our existing properties will establish reserves. Whether an uranium ore body will be commercially viable depends on a number of factors, including, but not limited to: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; uranium prices, which cannot be predicted and which have been highly volatile in the past; mining, processing and transportation costs; perceived levels of political risk and the willingness of lenders and investors to provide project financing; labor costs and possible labor strikes; and governmental regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting materials, foreign exchange, environmental protection, employment, worker safety, transportation, and reclamation and closure obligations.

          We are subject to the risks normally encountered in the mining industry, such as:

  unusual or unexpected geological formations;
  fires, floods, earthquakes, volcanic eruptions, and other natural disasters;
  power outages and water shortages;
  cave-ins, land slides, and other similar mining hazards;
  labor disruptions and labor disputes;
  inability to obtain suitable or adequate machinery, equipment, or labor;
  liability for pollution or other hazards; and
  other known and unknown risks involved in the operation of mines and the conduct of exploration.

          The development of mineral properties is affected by many factors, including, but not limited to: the cost of operations, variations in the grade of ore, fluctuations in metal markets, costs of extraction and processing equipment, availability of equipment and labor, labor costs and possible labor strikes, and government regulations, including without limitation, regulations relating to taxes, royalties, allowable production, importing and exporting of minerals, foreign exchange, employment, worker safety, transportation, and environmental protection. Depending on the price of uranium, we may determine that it is impractical to commence, or, if commenced, continue, commercial production. Such a decision would negatively affect our profits and may affect the value of your investment.

          Because some of our officers and directors have other outside business activities and may not be in a position to devote a majority of their time to our exploration and development activities, our exploration and development activities may be sporadic which may result in periodic interruptions or suspensions.

          Because some of our officers and directors have other outside business activities and may not be in a position to devote a majority of their time to our exploration and development activities, these activities may be sporadic and occur only at times which are convenient to our officers and directors. As a result, exploration and development of our properties may be periodically interrupted or suspended.

          Because we may be unable to meet property payment obligations or be able to acquire necessary mining licenses, we may lose interests in our exploration properties.

          The agreements pursuant to which we acquired our interests in some of our properties provide that we must make a series of cash payments over certain time periods, expend certain minimum amounts on the exploration of the properties or contribute our share of ongoing expenditures. If we fail to make such payments or expenditures in a timely fashion, we may lose our interest in those properties. Further, even if we do complete exploration activities, we may not be able to obtain the necessary licenses to conduct mining operations on the properties, and thus would realize no benefit from our exploration activities on the properties.

           Because mineral exploration and development activities are inherently risky, we may be exposed to environmental liabilities. If such an event were to occur it may result in a loss of your investment.

          The business of mineral exploration and extraction involves a high degree of risk. Few properties that are explored are ultimately developed into production. At present, none of our properties has a known body of commercial ore. Unusual or unexpected formations, formation pressures, fires, power outages, labor disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labor are other risks involved in extraction operations and the conduct of exploration programs. Although we intend to carry liability insurance with respect to our mineral exploration operations, we may become subject to liability for damage to life and property, environmental damage, cave-ins or hazards against which we cannot insure or against which we may elect not to insure. There are also physical risks to the exploration personnel working in the rugged terrain of Mongolia, often in poor climate conditions. Previous mining operations may have caused environmental damage at certain of our properties. It may be difficult or impossible to assess the extent to which such damage was caused by us or by the activities of previous operators, in which case, any indemnities and exemptions from liability may be ineffective. If any of our properties is found to have commercial quantities of ore, we would be subject to additional risks respecting any development and production activities. Most exploration projects do not result in the discovery of commercially mineable deposits of ore.

          Because we have not put a mineral deposit into production before, we will have to acquire outside expertise. If we are unable to acquire such expertise we may be unable to put our properties into production and you may lose your investment.

          The board of directors includes six individuals that have technical or financial experience in placing mining projects into production. However, we have no experience in placing mineral deposit properties into production, and our ability to do so will be dependent upon using the services of appropriately experienced personnel or entering into agreements with other major resource companies that can provide such expertise. There can be no assurance that we will have available to us the necessary expertise when and if we place mineral deposit properties into production.

          Because Mongolian regulations require the State Administration of Exchange Control to approve the remittance of certain types of income out of Mongolia, we may be unable to repatriate our earnings. If we are unable to repatriate our earnings from Mongolia, you may lose your investment.

          Mongolian regulations provide that, subject to payment of applicable taxes, foreign investors may remit out of Mongolia, in foreign exchange, profits or dividends derived from a source within Mongolia. Remittance by foreign investors of any other amounts (including, for instance, proceeds of sale arising from a disposal by a foreign investor of any of his investment in Mongolia) out of Mongolia is subject to the approval of the State Administration of Exchange Control or its local branch office. No assurance can be given that such approval would be granted if we dispose of all or part of our interest in our Mongolia projects. Further, there can be no assurance that additional restrictions on the repatriation of earnings in Mongolia will not be imposed in the future.

          Because certain of our mineral interests are in Mongolia, you will be exposed to political risk. Such political risk could result in us losing interests in our properties in Mongolia. If this occurs you could lose your investment.

          Some of our mineral interests are in Mongolia and may be affected by varying degrees of political instability and the policies of other nations in respect of these countries. These risks and uncertainties include military repression, political and labor unrest, extreme fluctuations in currency exchange rates, high rates of inflation, terrorism, hostage taking and expropriation. Some of our material mineral interests are currently located in Mongolia. Our mining, exploration and development activities may be affected by changes in government, political instability and the nature of various government regulations relating to the mining industry, including but not limited to, environmental regulation, labor regulations, worker health and safety regulations, and royalties, taxes, import and export laws and regulations. Any changes in regulations or shifts in political conditions are beyond our control and may adversely affect our business and/or holdings. Operations may be affected in varying degrees by government regulations with respect to restrictions on production, price controls, export controls, income taxes, expropriation of property, environmental legislation, imposition of new, high government royalties and ownership interests, and safety factors. Our operations in Mongolia entail significant governmental, economic, social, medical and other risk factors common to all developing countries. The status of Mongolia as a developing country may make it more difficult for us to obtain any required financing because of the investment risks associated with these countries.

          Because some of our operations are in Mongolia we may be adversely affected by economic uncertainty characteristic of developing countries. Such adverse affects could result in a loss of your investment.

          Our operations in Mongolia may be adversely affected by the economic uncertainty characteristic of developing countries. Operations in Mongolia are subject to risks relating to Mongolia’s relatively recent transition to a market economy administered by an elected government. While Mongolia has recently permitted private economic activities, the government of Mongolia has exercised and continues to exercise substantial control over virtually every sector of Mongolia’s economy through regulation and state ownership. Our prospects, results of operations and financial condition may be adversely affected by political, economic and social uncertainties in Mongolia, changes in Mongolia’s leadership, diplomatic developments and changes or lack of certainty in the laws and regulations of Mongolia.

          Because the acquisition of title to resource properties in Mongolia is a very time consuming process that may be subject to dispute we may not be able to acquire title to our properties. This may result in a loss of the properties and your investment.

          The acquisition of title to resource properties or interests therein is a very detailed and time-consuming process. Title to and the area of resource concessions may be disputed. Our resource properties or interests in Mongolia are registered in the name of our wholly-owned subsidiary. There is no guarantee of title to any of our properties. The properties may be subject to prior unregistered agreements or transfers and title may be affected by undetected defects. Title may be based upon interpretation of the country’s laws, which laws may be ambiguous, inconsistently applied and subject to reinterpretation or change. We have not surveyed the boundaries of any of our mineral properties and consequently the boundaries of the properties may be disputed.

          Because our subsidiary company may require certain approvals to advance our operations we are at risk of not receiving such approvals. If we don’t receive the necessary approvals we may lose our property interests resulting in a loss of your investment.

          While we are authorized to explore for uranium on our projects, we may be required to obtain further approvals from regulatory authorities in Mongolia in order to explore for minerals or to conduct mining operations. There is no assurance that such approvals would be granted by the Mongolian authorities at all or on terms favorable to the continued operations. The laws of Mongolia are ambiguous, inconsistently applied and subject to reinterpretation or change. While we believe that we will be properly established and that we have taken the steps necessary to obtain our interest in the projects, there can be no guarantee that such steps will be sufficient to preserve our interests in the projects.

          The mining industry is highly competitive.

          The business of the acquisition, exploration, and development of uranium properties is intensely competitive. We will be required to compete, in the future, directly with other corporations that may have better access to potential uranium resources, more developed infrastructure, more available capital, better access to necessary financing, and more knowledgeable and available employees than us. We may encounter competition in acquiring uranium properties, hiring mining professionals, obtaining mining resources, such as manpower, drill rigs, and other mining equipment. Such competitors could outbid us for potential projects or produce minerals at lower costs. Increased competition could also affect our ability to attract necessary capital funding or acquire suitable producing properties or prospects for uranium exploration in the future.

RISKS RELATED TO SECURITIES

          We are dependent upon key management employees.

          The success of our operations will depend upon numerous factors, many of which are beyond our control, including (i) our ability to enter into strategic alliances through a combination of one or more joint ventures, mergers or acquisition transactions; and (ii) our ability to attract and retain additional key personnel in sales, marketing, technical support and finance. We currently depend upon our management employees to seek out and form strategic alliances and find and retain additional employees. There can be no assurance of success with any or all of these factors on which our operations will depend. We have relied and may continue to rely, upon consultants and others for operating expertise.

          Our growth will require new personnel, which we will be required to recruit, hire, train and retain

          We expect significant growth in the number of our employees if we determine that a mine at any of our properties is commercially feasible, we are able to raise sufficient funding and we elect to develop the property. This growth will place substantial demands on us and our management. Our ability to assimilate new personnel will be critical to our performance. We will be required to recruit additional personnel and to train, motivate and manage employees. We will also have to adopt and implement new systems in all aspects of our operations. This will be particularly critical in the event we decide not to use contract miners at any of our properties. We have no assurance that we will be able to recruit the personnel required to execute our programs or to manage these changes successfully.

          New legislation, including the Sarbanes-Oxley Act of 2002, may make it difficult for us to retain or attract officers and directors.

          We may be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of the recent and currently proposed changes in the rules and regulations which govern publicly-held companies. Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the Securities and Exchange Commission that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles.

          While we believe we have adequate internal control over financial reporting, we are required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002. Any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the price of our shares of common stock.

          Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we expect that beginning with our annual report on Form 10-KSB for the fiscal year ended December 31, 2007, we will be required to furnish a report by management on our internal control over financial reporting. Such report will contain among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by our management. Beginning with our annual report on Form 10-KSB for the fiscal year ended December 31, 2007, such report must also contain a statement that our auditors have issued an attestation report on our management’s assessment of such internal controls. Public Company Accounting Oversight Board Auditing Standard No. 2 provides the professional standards and related performance guidance for auditors to attest to, and report on, our management’s assessment of the effectiveness of internal control over financial reporting under Section 404.

          While we believe our internal control over financial reporting is effective, we are still compiling the system and processing documentation and performing the evaluation needed to comply with Section 404, which is both costly and challenging. We cannot be certain that we will be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective as of December 31, 2007 (or if, by December 31, 2007, our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on our stock price.

          Failure to comply with the new rules may make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage and/or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors, or as executive officers.

          Stock market price and volume volatility

          The market for our common shares may be highly volatile for reasons both related to the performance of the Company or events pertaining to the industry (i.e, mineral price fluctuation/high production costs/accidents) as well as factors unrelated to the Company or its industry. In particular, market demand for uranium fluctuates from one business cycle to the next, resulting in change of demand for the mineral and an attendant change in the price for the mineral. Our common shares can be expected to be subject to volatility in both price and volume arising from market expectations, announcements and press releases regarding our business, and changes in estimates and evaluations by securities analysts or other events or factors. In recent years, the securities markets in the United States have experienced a high level of price and volume volatility, and the market price of securities of many companies, particularly small-capitalization companies, have experienced wide fluctuations that have not necessarily been related to the operations, performances, underlying asset values, or prospects of such companies. For these reasons, the price of our common shares can also be expected to be subject to volatility resulting from purely market forces over which we will have no control.

          Dilution through the granting of options

          Because the success of the Company is highly dependent upon its respective employees, we may in the future grant to some or all of our key employees, directors and consultants options to purchase our common shares as non-cash incentives. Those options may be granted at exercise prices below those for the common shares prevailing in the public trading market at the time or may be granted at exercise prices equal to market prices at times when the public market is depressed. To the extent that significant numbers of such options may be granted and exercised, the interests of the other stockholders of the Company may be diluted.

          You may lose your entire investment in our shares.

          An investment in our common stock is highly speculative and may result in the loss of your entire investment. Only investors who are experienced investors in high risk investments and who can afford to lose their entire investment should consider an investment in us.

          In the event that your investment in our shares is for the purpose of deriving dividend income or in expectation of an increase in market price of our shares from the declaration and payment of dividends, your investment will be compromised because we do not intend to pay dividends.

We have never paid a dividend to our shareholders, and we intend to retain our cash for the continued development of our business. We do not intend to pay cash dividends on our common stock in the foreseeable future. As a result, your return on investment will be solely determined by your ability to sell your shares in a secondary market.

ITEM 2.                          DESCRIPTION OF PROPERTIES

We hold interests in the following mineral properties:

Name of Property	Location
State Mineral Leases, Federal Mining Claims and Private (Fee) Mineral	Powder River Basin, Wyoming, USA
State Mineral Leases, Federal Mining Claims (joint venture agreement in place)	Great Divide Basin, Wyoming, USA
Cochrane River Property (joint venture agreement in place)	Saskatchewan, Canada
Eight Exploration Licenses (joint venture agreement in place)	Mongolia

Our plan of operations is to carry out exploration of our Wyoming Powder River Basin properties while our joint venture partners will be responsible for carrying out exploration of our Wyoming Great Divide Basin properties, Saskatchewan, and Mongolia properties. Most of our exploration programs are preliminary in nature in that their completion may not result in a determination that our properties contain commercially exploitable quantities of uranium mineralization.

Our exploration program in the Wyoming Powder River Basin will be directed by our management and will be supervised by Mr. George Hartman, our vice-president of mining and chief operating officer. We will engage contractors to carry out our exploration programs under Mr. Hartman’s supervision. Contractors that we plan to engage include project geologists, drilling companies and geophysical logging companies, each according the specific exploration program on each property. Exploration of our Wyoming Great Divide Basin, Saskatchewan and Mongolian mineral properties will be undertaken by our partners, Black Range Minerals, Triex Minerals Corporation and Bluerock Resources Ltd., respectively.

Our management will make determinations as to whether to proceed with the additional exploration of our Wyoming mineral properties based on the results of the preliminary exploration that we undertake. In completing these determinations, we will make an assessment as to whether the results of the exploration are sufficiently positive for us to proceed with more advanced exploration. On our Wyoming Great Divide Basin, Saskatchewan and Mongolian mineral properties. Our partners are committed to certain minimum exploration expenditures over the earn-in period. The management of Black Range, Triex Minerals and Bluerock Resources will be responsible for overseeing the exploration in Wyoming Great Divide Basin, Saskatchewan and Mongolia, respectively. Triex and Bluerock are required to submit reports on the results of their exploration efforts in Canada and Mongolia.

We plan to continue exploration of our mineral properties for so long as the results of the geological exploration that we complete indicate that further exploration of our mineral properties is warranted, and we are able to obtain the additional financing necessary to enable us to continue exploration.

DESCRIPTION OF PROPERTIES

We currently have properties that are prospective for uranium mineralization located in Saskatchewan, Mongolia and Wyoming.

COCHRANE RIVER PROPERTY, SASKATCHEWAN, CANADA

Location and Access

The original Cochrane River property was a single contiguous block of irregular outline, extending for approximately 62 km in a northeast-southwest direction and approximately 15 km in a northwest-southeast direction. The centre of the property was approximately 102< 40’ W, 58< 45’ N. The property occupied portions of NTS map sheets 64 L/9, 10, 15 and 16.

The property extended to the northeast of the northern portion of Wollaston Lake. The closest community is the Village of Wollaston Lake which is located 50 km to the south. This community is served by a year-round scheduled air link to the cities of Saskatoon and Prince Albert in central Saskatchewan. A winter road (during January, February and March) links the Wollaston Lake community with Provincial Highway 905 (and the provincial road network) on the west side of Wollaston Lake.

There is presently no road access to the Cochrane River property. Numerous lakes within the property can be accessed by float- and ski-equipped light aircraft which are available for charter at Points North Landing (75 km to the southwest) and at the Town of La Ronge (400 km to the south-southwest).

Property Location Map

Carleton Ventures Corp., Cochrane River Property, Northern Saskatchewan

MPP 1238
MPP 1237
McClean Lake
Eagle Point
Collins Bay
Rabbit Lake
Wollaston Lake

NTS Map Sheet 64 L

Figure 2

Ownership Interest

Our Saskatchewan property, called the Cochrane River property originally consisted of two Mineral Prospecting Permits (MPP 1237 and MPP 1238) with a combined total areal extent of 67,480 hectares (166,747 acres). The property is located in northern Saskatchewan. Ubex Capital Inc. (“Ubex”) filed an application with Saskatchewan Industry and Resources (“SIR”) to acquire the permits on 31st January, 2005, and certificates confirming title were subsequently issued by SIR on 4th March, 2005. The permits were registered in the name of Ubex Capital Inc. with 100% unencumbered ownership.

Permit application fees which were submitted by Ubex, payable to SIR, were as follows:

For each permit, a refundable deposit of $15,000, and a recording fee of $0.15 per hectare.

The legal description of the permits consists of a listing of corner coordinates (NAD 27), as follows:

Permit MPP 1237

1.	102< 47' 19.68" W 58< 45’ 00” N
2.	102< 34’ 58.80” W58< 40’30” N
3.	102< 52’ 08.40” W 58< 30’ 00” N
4.	103< 00’ 00” W 58< 30’ 00” N
5.	103< 00' 00" W 58< 39' 19.08" N

Permit MPP 1238

1.	102< 47' 19.68" W 58< 45' 00" N
2.	102< 34' 58.80" W 58< 40' 30" N
3.	102< 25' 01.20" W58< 46' 16.32" N
4.	102< 27' 52.20" W 58< 47' 44.88" N
5.	102< 15' 34.20" W58< 54' 11.16" N
6.	102< 17' 14.28" W 58< 55' 02.64" N
7.	102< 34' 00" W 58< 49' 55.56" N
8.	102< 40' 22.08" W58< 48' 05.94" N

Title to MPP1237 and MPP 1238 has been sold to us by Ubex. We have entered into a mineral property purchase agreement with Ubex dated April 26th, 2005, to acquire an undivided 100% right, title and interest in the two mineral exploration properties. The agreement is subject to Ubex retaining a 2% royalty. Total consideration for this acquisition consists of a cash payment in the amount of $40,756.95 Canadian dollars (Cdn$), which is Ubex’s cost of acquisition of the two permits. The sale of the properties to us has been completed.

Ubex Capital Inc. is 100% owned by Dennis Higgs, one of our directors. Ubex will retain a royalty of 2% on the property and will split the royalty with Darcy Higgs, Dennis Higgs’ brother.

On October 20, 2005, an amendment to this agreement was signed that allows us the one time right exercisable for 90 days following completion of a bankable feasibility study to buy up to one half (50.0%) of Ubex’s royalty interest (i.e. an amount equal to 1% Royalty) for Cdn$1,000,000, leaving Ubex to retain not less than a 1% Royalty.

Saskatchewan mineral dispositions including permits are administered by SIR on behalf of the Crown of Canada in accordance with The Mineral Disposition Regulations, 1986. The holder of a permit is granted the exclusive right to explore for minerals (though not to extract, recover or produce minerals except for testing and scientific purposes) within the permit outline. A permit is valid for a period of two years and may not be renewed. While in compliance with the requirements of the regulations, a permit holder is entitled to convert any portion of a permit to mineral claims which may be held indefinitely. The two-year life on the permits ended on January 31, 2007. In late January and early February, 2007, a total of seven claims were staked within the boundaries of MPP 1237 and 1238, for a total of 27,884.4 hectares. The new claims have been recorded with the Saskatchewan mine recorder office in la Ronge, and they now are posted on the government website. Granting of the title to these claims is dependant on sufficient assessment work performed and filed on the permits to hold them in good standing up to January 31, 2007. It is planned that this assessment report will be written and submitted (by Triex) before the 90-day period after January 31, 2007 elapses. The staked area covered the most interesting “area of interest” as interpreted from the DIGHEM V survey, as well as areas of anomalous lake sediment chemistry. A claim holder may subsequently convert his claim into a mineral lease which allows for commercial extraction of minerals.

To maintain a mineral prospecting permit in good standing, SIR requires the filing of reports documenting acceptable exploration expenditures of $1.25 per hectare in the first permit year, and $4.00 per hectare in the second permit year. Reports and statements of expenditures must be filed not later than 90 days following the permit anniversary dates.

Excess expenditures may be carried over and applied to the following permit year or claim year. Annual expenditure requirements to maintain mineral claims in good standing are $12 per hectare for the first 10 years and $25 per hectare thereafter. In the case of claims converted from exploration permits, the deemed effective dates are the effective dates of the permits.

After the first permit year, and subject to acceptance of the required filing of exploration expenditures, a permit may be reduced in size to a single block not less than 10,000 hectares in size.

The deposit of $15,000 per permit is refundable to the registered holder after the first or second permit years if acceptable exploration expenditures have been filed. The deposit would normally be rolled over to apply to the second permit year unless the holder elected to surrender the permit after the first year. We have received the refund of Cdn$30,000.

On November 4, 2005, we signed an agreement to joint venture our Cochrane River property located in northern Saskatchewan, Canada, with Triex Minerals Corporation. Triex can earn a 60% interest in the Cochrane River property by making payments to us of Cdn$75,000 and spending Cdn$1,500,000 on the property by May 1, 2008. After completing the 60% earn-in phase, Triex can elect to earn an additional 10% interest in the project by spending an additional Cdn$1,500,000 by November 1, 2009.

History of Operations

A first phase of exploration work has been conducted by our joint venture partner (Triex) on the Cochrane River property. No mineralized material is known to exist.

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

A compilation and analysis of prior exploration was prepared by Robertshaw Geophysics Ltd. of Saskatoon, Saskatchewan. Previous exploration on the Cochrane River property has identified several electromagnetic conductors. By January 2006 Triex had completed a detailed airborne geophysics survey on the Cochrane River properties. Fugro Airborne Surveys completed helicopter-borne geophysical surveys over four grids on the Cochrane River property for a total of 1,949 line kilometers. All the grids were flown at 100 meter line spacing to produce high resolution data. The grid areas covered major boundary zones on regional airborne magnetic maps, and on the location of known mineral occurrences, geochemical anomalies and previously defined conductors.

A follow-up ground exploration program commenced in August, 2006 to focus on grid-based and lakeshore prospecting and geological mapping, as well completing an extensive lake sediment survey facilitated by a Bell 206 helicopter equipped with floats. Recent advances in the understanding and modeling of the structural geometries of basement-hosted uranium deposits in the Athabasca Basin, such as Millennium, Sue C and Eagle Point, were applied to advance targets. Additional geophysical and remotely sensed data sets have been acquired from the public and private domain and integrated into the existing project GIS database in order to facilitate a detailed lineament analysis and integrated structural study which is focused on the potential for structurally controlled uranium deposits.

Ground-based resistivity surveys were completed which follows up on key targets identified from helicopter-borne DIGHEM V geophysical surveys (EM and magnetic) flown in January 2006, and an extensive lake sediment geochemical program completed in September.

During September, 2006 a program consisted of a lake sediment sample program covering both permits MPP 1237 and 1238 as well as some prospecting and mapping designed primarily as a ground truth of the 2006 DIGHEM V airborne magnetic/EM survey.

A total of 390 lake sediment samples were taken. The approximate density of sampling was 1 per 1.5 sq. km.

This current winter, from mid-November, 2006 until mid-February, 2007 a pole-dipole array D.C. resistivity survey was conducted on the Cochrane River project. Work on Cochrane River focused on MPP 1238, in an area that overlapped with a portion of the 2006 DIGHEM V survey. 14.8 line-km of grid was established but only 5.9 line-km of geophysics survey was covered on the grid on MPP 1238. The survey was cut short because the harsh winter conditions and extreme frozen ground affected the production rate of the survey.

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

MONGOLIA

Location and Access

Our eight exploration licenses in Mongolia are spread out across the country into four regional areas that we call the North Gobi Project, the East Gobi Tamtsag Project, the Central Gobi Project, and the West Central Highland Project. A tabulation of the eight licenses is presented below that includes location coordinates. Generally speaking, access to all eight licenses is by vehicles departing from the capital city of Ulaan Baatar. Roads, except in the immediate vicinity of Ulaan Baatar, are unimproved dirt/gravel and often just two tracks. Four wheel drive vehicles are the standard means of travel by western field crews on the Mongolian road system. Access to the capital city of Ulaan Baatar from outside of the country is by commercial air.

Table of Mongolian Licenses

No.	License No	Name Of license	Coordinates		Aimag* and Soum (Province)	Area (Hectares)
1	8560X	Ulaankhushu u (Khavtsal)	109 01 20 10911 20 109 11 20 109 01 20	45 34 10 45 34 10 45 27 30 45 27 30	DG (Airag)	16091
2	10166X	Ovor bel	116 01 00 116 19 00 116 19 00 116 01 00	47 20 10 47 20 10 46 50 30 46 50 30	DO Matad	124527
3	10167X	Tasarkhai	115 30 00 116 00 00 116 00 00 115 30 00	47 00 00 47 00 00 46 54 00 46 54 00	DO Matad	42325
4	10165X	Khudgiin us	109 20 00 109 29 50 109 29 50 109 20 00	45 42 40 45 42 40 45 40 00 45 40 00	DG Airag	6308
5	10168X	Khartolgoi	105 05 00 105 25 00 105 25 00 105 05 00	45 00 00 45 00 00 44 51 30 44 51 30	DU Khuld, Delger khangai	41430
6	10169X	Chuluut	105 55 00 106 08 00 106 08 00 106 05 40 106 05 40 106 08 00 106 08 00	45 00 00 45 00 00 44 58 50 44 58 50 44 56 40 44 56 40 44 47 00	DU Khuld, Olziit	39987

			105 55 00	44 47 00
7	10241X	Chuluut	100 27 00 100 30 00 100 30 00 100 36 00 100 36 00 100 27 00	48 17 00 48 17 00 48 17 10 48 17 10 48 11 30 48 11 30	AR Ondor ulaan, Tariat	11589
8	10315X	Tolgod	109 00 00 109 05 20 109 05 20 109 00 00	45 54 00 45 54 00 45 52 00 45 52 00	DG Dalan jargalan	2558

DG - Dornogobi, DU - Dundgobi, AR - Arkhangai, DO – Dornod

Location Map of the Uranerz Mongolian Exploration Licenses

Khavtsal Location Map

The Khavtsal property (license no. 8560X), our most advanced exploration property in Mongolia, is 321 kilometers south-southeast of Ulaan Baatar, the capital city of Mongolia in the Dornogovi province and Armag sub province. The approximate geographic center of the property is at 45(32'42" and 109(07'08'. Access to the property is by surfaced and undeveloped roads that head southerly from Ulaan Baatar. These roads parallel the main railway between Ulaan Baatar and southern Mongolia. The property is 30 kilometers south from the station Khar Armag along this railway.

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

Mongolia allows for the application of a mineral exploration license through the Office of Geological and Mining Cadastre Office ("OGMC"), an agency of the Mineral Resource Authority of Mongolia. Exclusive rights to explore are granted to individuals or companies, subject to approval of a correctly submitted license application and exploration conducted in compliance with specified mineral law.

Glenn Catchpole entered into a purchase agreement, subject to due diligence and confirmation of title, to purchase a 100% interest in the Khavtsal project including the historical files of data on past work on the project, and commissions, for a total purchase price of $105,945. No additional payments or work commitments will be required subsequent to closing of the sale. The permit was recorded in the name of Glenn Catchpole because we had not set up a Mongolian corporation at the time the transaction was negotiated. Glenn Catchpole subsequently provided us with a signed or executed bill of sale in our favor and we transferred ownership of the property to our wholly owned Mongolian subsidiary, Rolling Hills Resources LLC.

The exploration license that was being held by our consulting geologist, Dr. Tumenbayar, is license number 10315X. Dr. Tumenbayar has transferred title to the property, which was acquired on January 9, 2006, to our wholly owned Mongolian subsidiary, Rolling Hills Resources. There is no known previous exploration for uranium on this license area.

The legal status of exploration licenses are maintained by the payment of $0.10 per hectare in annual fees (for the second and third years) on or before the anniversary dates of the issuance of the licenses, and by submitting exploration plans and reports annually.

We can maintain all our exploration licenses in good standing by paying the annual license fees on or before the license issuance anniversary dates, and by filing suitable exploration plans and reports to the OGMC of Mongolia. Exploration Licenses may be held for seven years during which the exclusive right to obtain a mining license within the boundary of the license is held by the owner.

We signed a letter agreement dated February 17, 2006, amended March 22, 2006, and September 8, 2006, to option and joint venture our eight Mongolian exploration licenses to Bluerock Resources Ltd. (“Bluerock”). Under the terms of the amended agreement, we have granted to Bluerock the option to acquire an undivided 70% interest in the properties, subject to a joint venture agreement to be entered into by Bluerock and us upon exercise of the option. The joint venture agreement to be entered into will be based upon the Rocky Mountain Mineral Law Foundation's Model Exploration, Development and Mine Operating Agreement, 1996 Edition ("Form 5A").

As consideration for the grant of the option, Bluerock paid us a total of $35,000 and issued to us 150,000 common shares of Bluerock. The cash payments were completed and the shares issued after an initial due diligence period and receipt by Bluerock of TSX Venture exchange approval.

Bluerock has the option to earn a 70% interest in our Mongolian properties by paying to us additional cash payments totaling $85,000 and by incurring exploration expenditures in the amount of $1,500,000 on the properties by October 18, 2009. The required cash payments and exploration expenditures required in order to enable Bluerock to exercise the option and acquire a 70% interest are summarized as follows:

(a)	Cash Consideration
	(i)	$15,000 by October 18, 2006 (paid);
	(ii)	$20,000 by October 18, 2007;
	(ii)	$25,000 by October 18, 2008; and
	(iii)	$25,000 by October 18, 2009.
(b)	Exploration Expenditures
	(i)	$200,000 in year ended October 18, 2006;
	(ii)	$250,000 in year ended October 18, 2007;
	(iii)	$450,000 in year ended October 18, 2008; and
	(iv)	$600,000 in year ended October 18, 2009.

In the event that Bluerock does not complete the full $200,000 expenditure by October 18, 2006, any shortfall will be carried forward to be incurred by October 18, 2007.

We have retained the right to acquire back a 21% interest in the joint venture, exercisable within 120 days following receipt by the parties of a feasibility study on the Mongolian properties. We can exercise this back-in right by paying to Bluerock an amount calculated in relation to the quantity of U3O8 within the Mongolian properties, as determined by the feasibility study. For measured mineral resources, we would pay a price of $0.42 per pound of U3O8; for indicated mineral resources, we would pay a price of $0.26 per pound of U3O8.

Similar terms allow for us to acquire back a 21% interest in the joint venture if a gold deposit is discovered, based on a back-in price of $5.25 per ounce of measured gold resources and $3.15 per ounce of indicated gold resources.

The joint venture agreement will be entered into upon Bluerock having completed the cash payments and having incurred $1,500,000 in exploration expenditures on the Mongolian properties by October 18, 2009. In this event, Bluerock will own a 70% interest in the Mongolian properties and we will own a 30% interest. Upon Bluerock earning a 70% interest in the project, the parties will enter a joint venture for the further development of the properties. Upon receipt of a feasibility study we have the right to acquire back a 21% interest in the joint venture, as described above. If we exercise this right, then we would hold a 51% interest in the joint venture, with Bluerock holding a 49% interest in the joint venture.

We believe that the joint venturing of the exploration of these Mongolian projects will allow us to focus our resources on the exploration of our Wyoming Powder River Basin projects.

History of Operations

In late September and early October of 2005, we had two contract geologists visit the properties covered by four of our exploration licenses (8560X, 10315X, 10165X & 10241X), and perform a limited amount of surface exploration. No other exploration by Uranerz has occurred on our eight exploration licenses. Bluerock Resources, our joint venture partner, is currently conducting exploration on these licenses. With the exception of the Khavtsal license (8560X) discussed below, we do not have in our possession any prior geologic information on our Mongolian exploration licenses except that of a general nature discussed below.

Previous occupiers of the Khavstal property have conducted some exploration activity. A summary report on file at the Geologic Information Center within the offices of the Mineral Resource Authority of Mongolia (MRAM) provides the following summary of exploration work completed on the Khavtsal property:

1.	Geologic and radiometric exploration
2.	Gamma Spectrometry Mapping
3.	Surface trenching totaling 3046m3
4.	Drilling totaling 1808 meters (44 holes estimated)
5.	Channel sampling of 43.25 meters
6.	Rock sampling totaling 625 samples
7.	Magnetic Survey at 100m by 20m stations over 12.4km2
8.	Electric (geophysical) profiles on 100m by 20m stations over 10km2

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

Exploration work on these seven license areas in some cases is limited to airborne radiometric surveys conducted by the Russian-Mongolian Geologic Survey. The extent of other ground work conducted, if any, is still under review.

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

The exploration programs to be carried out on our Mongolian properties during the term of our agreement with Bluerock will be managed by Bluerock. Any exploration undertaken by Bluerock will be at its expense under the terms of the agreement. There is no assurance that Bluerock will make the cash payments or undertake the full amount of the exploration expenditures necessary for it to earn an interest in our Mongolian properties.

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

All of our license areas have prospective characteristics that indicate favorability for hosting sediment-hosted, near-surface uranium deposits including a proximity to known sandstone-hosted uranium occurrences as identified by Russian-Mongolian survey work, radiometric anomalies and/or favorable geology. The licenses fall within areas surface mapped as or inferred to contain Upper Jurassic to Lower Cretaceous sedimentary sequences, and generally occur within basins framed by uplands comprised of crystalline rocks likely to provide a source for secondary transport of uranium into the basin by groundwater flow. These geologic settings in Mongolia have demonstrated uranium deposit potential by comparison to known deposit occurrences. Similar geologic settings in China, the Commonwealth of Independent States ("CIS") and Russia, countries surrounding Mongolia, have demonstrated economic uranium production as well.

Since July 2006, Bluerock employees and contractors have prospected five of the eight license areas and conducted additional research relating to the Khavtsal permit 8560X (in Ulaanbaatar and Irkutsk). Bluerock has provided a brief description of exploration results for each license area, as follows (technical data omitted):

  The Fall 2006 Exploration Program was successful in identifying five uranium anomalies and three gold anomalies. Once data is analyzed, targets will be prioritized and a program for 2007 designed. It is expected this program will include infill geophysical and geochemical surveys as well as drill testing.

  Work in late December, 2006 and January, 2007 was primarily consumed with preparing and filing the appropriate government reports. We (Bluerock) are currently seeing if we can run an economical seismic survey in the Ulaan Nuur Basin and beyond that looking to what the best drill target is for 2007.

Bluerock also acquired some oil and gas gamma logs from the Tamtsag project but they are incomplete and generally start down hole from where they would consider to be economic target depths, i.e. >250m.

WYOMING

We have several projects in the Great Divide and Powder River Basins of Wyoming. We have joint ventured our uranium projects in the Great Divide Basin area of Wyoming, and plan to maintain, explore and if warranted, develop our projects in the Powder River Basin area of Wyoming. Each of these projects comprises several federal mineral claims, State mineral leases, or private fee mineral property. In some cases the projects will comprise a combination of State leases and private or federal mineral claims. Our projects located in the Powder River Basin of Wyoming include the Nichols Ranch, Hank, Doughstick, West North Butte, Collins Draw, Verna Ann, Niles Ranch, Willow Creek, C-Line, North Rolling Pin, Reno Creek North and Reno Creek South.

Location and Access

Wyoming Mining Claims (federal mineral)

Through a combination of claim staking and purchasing we now have a total of 473 federal lode mining claims on federal and private surface lands in the state of Wyoming where the mineral rights are owned by the federal government. In general, the claim staking is either in the Powder River Basin or the northern Great Divide Basin. The individual mining claims we have staked have been recorded with the county and federal governments. It is our objective to purchase or lease additional mineral claims and fee minerals directly from current private owners during the next twelve months, although there is no assurance that any acquisitions will be completed. We have acquired the rights to other federal mining claims in the Powder River Basin from private individuals. We plan to continue acquiring additional federal mining claims through the normal claim staking and filing process, primarily in the Powder River Basin.

A typical claim will have the dimensions of 1,500 feet by 600 feet and approximately 20 acres in size. The county fee for filing a mineral claim varies between counties but is typically about $8 per claim. The federal fee for filing a mineral claim is $170 per claim.

Wyoming State Mineral Leases

We have acquired 17 state mineral leases in Wyoming covering approximately 14,280 acres of land, and we may continue to apply for additional state mineral leases as our exploration program identifies areas of good potential and the associated land is available for leasing. None of our current state mineral leases have known uranium resources, but they are located in geologically favorable areas.

The fee for the applications is a flat $25 per application plus $1 per acre for the first year rental making the total $665 per state section. The total amount paid for leasing of the seventeen plus sections is $11,530. The owner of a mineral lease on state land has the right to explore for and extract any solid mineral lying on or below the surface of the land.

The above mentioned state mineral leases were acquired in the name of George J. Hartman, our Vice-President, Mining. Legal titles to these leases were transferred to us in 2006.

Ownership Interest

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

History of Operations

Wyoming Mining claims (federal mineral)

We completed some exploratory drilling on three of our Wyoming properties during 2006 and plan to conduct more drilling programs during 2007. On most of the lands where we are staking claims the property reflects historical exploration work by others.

Wyoming State Mineral Leases

No exploration work has taken place by us on any of our state mineral leases.

Present Condition of the Property and Proposed Exploration Program

Our Wyoming mineral properties are undeveloped and do not contain any open-pit or underground mines. There is no plant or equipment located on our Wyoming mineral properties.

Wyoming Private (Fee) Mineral

We have initiated a program to acquire the rights to explore and mine on certain lands in the Powder River Basin where the mineral is owned by private parties. To acquire the rights it is necessary to sign an agreement with the mineral and the surface owner. It is not known with certainty that uranium exists on any of these properties. We will continue to attempt to acquire the surface and mineral rights on privately owned mineral on lands that we think are geologically favorable or we have historical information in our possession that indicates uranium mineralization might be present.

Geology

Wyoming Mining claims (federal mineral)

We do have some geologic information on most of the mining claims we have staked or acquired or are currently being staked. In general, we are staking and acquiring claims on ground located in sandstone basins of Cretaceous or Tertiary age with known uranium mineralization.

Wyoming State Mineral Leases

We do not have detailed geology on any of our state mineral leases. In general, we have applied for state leases located in sandstone basins of Cretaceous or Tertiary age with known uranium mineralization.

Environmental Permitting

Because of the long lead times for environmental permitting of mining operations in North America, we have started collecting environmental baseline data on two of our properties in the Powder River Basin area of Wyoming that we feel have the potential, based on data in our possession, of being developed into commercial in-situ recovery uranium mines.

In May of 2006, Uranerz made the decision to initiate preparation of the environmental permit applications for two of its properties, the Hank and the Nichols Ranch projects, in the central Powder River Basin of Wyoming. Historical exploration drill hole information was included with the acquisition of these projects. Approval of the environmental permit applications is expected to allow Uranerz to proceed with commercial development of the two properties leading to production of yellowcake using the in-situ recovery (ISR) method of uranium mining. It is currently planned that the main production facility will be located at the Nichols Ranch property, and the Hank property will have a satellite facility providing uranium-loaded resin or enriched eluate to the main facility.

The primary regulatory approvals for an ISR uranium mine come from the Wyoming Department of Environmental Quality (DEQ) at the state level, and from the U.S. Nuclear Regulatory Agency (NRC) at the federal level. The DEQ issues a Permit to Mine, and the NRC issues a Source Material License. Both the state and federal agencies look at all environmental aspects of a proposed ISR mine including reclamation of the land surface following mining operations, and restoration of impacted ground water. Work place safety and the safety of the public are also closely monitored by regulatory agencies. Posting of a reclamation bond by the mine operator with the regulatory agencies in an amount to cover the total estimated cost of reclamation by a third party is also a requirement of the law. The reclamation bond must be a "hard" bond which means it must be either cash, certificate of deposit, letter of credit or some other similar type of financial instrument.

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

The Company has completed installing hydrologic test wells at the Hank and Nichols Ranch properties. These test wells were installed in order to perform aquifer pump tests. Core samples of the deposit were also taken while installing the test wells in connection with the radiation environmental studies. The pump tests are used to demonstrate that the aquifers are confined, and to test the permeability of the mineralized sandstone unit for both feasibility and permitting purposes. The Wyoming DEQ has approved Uranerz Energy's plans for the hydrologic testing of the uranium-mineralized confined aquifers. The hydrologic test wells were installed in accordance with our approved plans. Uranerz Energy is collecting ground water samples at water wells in the region, and has reached an agreement with Cameco Corporation's wholly-owned US subsidiary, Power Resources Inc., to sample some of their monitor wells located on adjacent uranium properties.

Mine planning for both the Hank and Nichols Ranch properties is underway. Uranerz Energy's target date for submitting the environmental permit applications to the state and federal agencies is the second half of 2007. We estimate that we will spend approximately $1.4 million on exploration and permitting work related to our Wyoming properties during 2007.

Great Divide/Red Desert Properties

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

Selection of Contractor Factors

Wyoming State Sections and Mineral Claims (federal mineral)

There is currently a shortage of drilling rigs in Wyoming. This situation will most likely get worse as the demand for the same type of drilling rigs for the uranium industry grows over the next two to three years. It is hoped that this situation will improve as drilling contractors recognize the business potential and begin acquiring additional drilling rigs and training crews.

Regulations Affecting Mineral Exploration

Exploration by drilling in Wyoming requires compliance with Wyoming Statute 35-11-404 and Chapter 8 of Land Quality Division non-coal regulations. These regulations require us to post a $10,000 bond for each exploration area, reclaim drill sites and properly plug each drill hole, and file a termination report. After submitting the termination report, a government inspector will check the exploration area, including the drill hole plugging, for compliance before releasing the bond.

Government Regulation

Exploration activities are subject to various national, state, foreign and local laws and regulations in the United States, Canada and Mongolia, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed hereunder in the United States, Canada and Mongolia.

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

We compete with other mining companies in connection with the acquisition of mineral properties. There is competition for the limited number of uranium acquisition opportunities, some of which is with other companies having substantially greater financial resources than we do. As a result, we may have difficulty acquiring attractive exploration properties.

ITEM 3.                     LEGAL PROCEEDINGS

None.

ITEM 4.                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Public Market for Common Stock

Our common stock began trading on the American Stock Exchange on August 10, 2006 under the symbol "URZ", and previously, since May 6, 2004, on the Over the Counter Bulletin Board (“OTCBB”) operated by the National Association of Securities Dealers, Inc. under the symbol "URNZ", formerly known as "CVTU". The American Stock Exchange has launched trading in options (derivatives: puts and calls) on our common stock. The options are quoted with position limits of 2,500,000 shares and strike prices of 2 ½ - 5 – 7 ½ - 10. The specialist is Jane Street Specialist.

The following table shows the high and low sales price or bid price for our common shares for the periods indicated, as reported by the American Stock Exchange, www.amex.com, and Bloomberg for the OTCBB, as applicable.

For the Period Ending	High	Low
January 2007 – March 15 2007	$5.69	$2.95
12/31/06	$4.80	$1.33
9/30/06*	$3.25	$2.00
6/30/06	$3.22	$1.70
3/31/06	$2.69	$1.12
12/31/05	$1.36	$0.84
09/30/05	$1.79	$0.55
06/30/05	$1.05	$0.50
03/31/05	$1.20	$0.51

* Our common stock began trading on the American Stock Exchange on August 10, 2006.

The above quotations for the OTCBB reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. As of March 26, 2007, the sales price quotation for our common stock was $5.40 per share as quoted by AMEX.

Holders of Our Common Stock

As of March 15, 2007 we have 39,039,587 shares issued and outstanding. Based on research into the indirect holdings registered in the names of depositories and financial institutions, we estimate that we have approximately 4,000 beneficial shareholders.

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

We have never paid cash dividends on our capital stock. We currently intend to retain any profits we earn to finance the growth and development of our business. We do not anticipate paying any cash dividends in the foreseeable future.

Repurchase of Securities

During 2006, neither the Company nor any affiliate of the Company repurchased common shares of the Company registered under Section 12 of the Securities Exchange Act of 1934, as amended.

Recent Sales of Unregistered Securities

We completed the following sales of securities without registration pursuant to the Securities Act of 1933 (the “Securities Act”) during the year ended December 31, 2006:

On March 3, 2006:

1.

We completed a private placement with twenty-three (23) investors of 2,755,000 Units at a price of $1.00 per Unit for total proceeds of $2,745,000 pursuant to Rule 506 of Regulation D of the Securities Act. We paid a commission equal to 7 ½ % of a portion of the funds raised in connection with the completion of the offering. The sales were completed pursuant to Rule 506 of Regulation D of the Securities Act on the basis that each investor is an “accredited investor” as defined under Rule 501(a) of Regulation D of the Securities Act of 1933, as amended. Each investor represented to us their intent to acquire the securities for investment purposes for their own account. No general solicitation or general advertising was undertaken in connection with the offering. All securities issued were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Securities Act or an applicable exemption from the registration requirements of the Securities Act.

2.

We completed a private placement with one hundred and ten (110) investors of 4,490,000 Units at a price of $1.00 per Unit for total proceeds of $4,490,000 pursuant to Rule 903 of Regulation S of the Securities Act. We paid a commission equal to 7 ½ % of a portion of the funds raised in connection with the completion of the offering. We completed the offering of the Units pursuant to Rule 903 of Regulation S of the Securities Act on the basis that the sale of the Units was completed in an “offshore transaction,” as defined in Rule

902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the Units. The investors represented to us that the investors were not U.S. persons, as defined in Regulation S, and were not acquiring the Units for the account or benefit of a U.S. person. The subscription agreements executed between us and the investors included statements that the securities had not been registered pursuant to the Securities Act and that the securities may not be offered or sold in the United States unless the securities are registered under the Securities Act or pursuant to an exemption from the Securities Act. The investors agreed by execution of the subscription agreement for the Units: (i) to resell the securities purchased only in accordance with the provisions of Regulation S, pursuant to registration under the Securities Act or pursuant to an exemption from registration under the Securities Act; (ii) that we are required to refuse to register any sale of the securities purchased unless the transfer is in accordance with the provisions of Regulation S, pursuant to registration under the Securities Act or pursuant to an exemption from registration under the Securities Act; and (iii) not to engage in hedging transactions with regards to the securities purchased unless in compliance with the Securities Act. All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Securities Act and could not be resold without registration under the Securities Act or an applicable exemption from the registration requirements of the Securities Act.

In aggregate we issued a total of 7,245,000 shares and 3,622,000 warrants, with each warrant entitling the holder to purchase one additional share of our common stock for a period of two years at an exercise price of $1.75 per share until March 3, 2007, and at an exercise price of $2.50 per share until March 3, 2008. In aggregate we have paid total commissions in cash of $88,660 and 185,750 units.

We filed a resale registration statement on Form SB-2 to register the shares of common stock issuable or issued to the investors for resale. The registration statement was declared effective on January 18, 2007 (SEC No. 333 – 139537).

On May 19, 2006:

1.

We completed a private placement with four (4) investors of 720,000 Units at a price of $1.75 per Unit for total proceeds of $1,260,000 pursuant to Rule 506 of Regulation D of the Securities Act. We paid a commission equal to up to 8% on a portion of the funds raised in connection with the completion of the offering. The sales were completed pursuant to Rule 506 of Regulation D of the Securities Act on the basis that each investor is an “accredited investor”, as defined under Rule 501(a) of Regulation D of the Securities Act. each investor represented to us their intent to acquire the securities for investment purposes of their own account. No general solicitation or general advertising was undertaken in connection with the offering. All securities issued were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Securities Act or an applicable exemption from the requirements of the Securities Act.

2.

We completed a private placement with thirty-six (36) investors of 1,422,200 Units at a price of $1.75 per Unit for total proceeds of $2,488,850 pursuant to Rule 903 of Regulation S of the Securities Act. We paid a commission equal to up to 8% on some of the funds raised in connection with the completion of the offering. We completed the offering of the Units pursuant to Rule 903 of Regulation S of the Securities Act on the basis that the sale of the Units was completed in an “offshore transaction”, as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the Units. The investors represented to us that the investors were not U.S. persons, as defined in Regulation S, and were not acquiring the Units for the account or benefit of a U.S. person. The subscription agreements executed between us and the investors included statements that the securities had not been registered pursuant to the Securities Act and that the securities may not be offered or sold in the United States unless the securities are registered under the Securities Act or pursuant to an exemption from the Securities Act. The investors agreed by execution of the subscription agreements for the Units: (i) to resell the securities purchased only in accordance with the provisions of Regulation S, pursuant to registration under the Securities Act or pursuant to an exemption from registration under the Securities Act; (ii) that we are required to refuse to register any sale of the securities purchased unless the transfer is in accordance with the provisions of Regulation S, pursuant to registration under the Securities Act or pursuant to an exemption from registration under the Securities Act; and (iii) not to engage in hedging transactions with regards to the securities purchased unless in compliance with the Securities Act. All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Securities Act and could not be resold without registration under the Securities Act or an applicable exemption from the registration requirements of the Securities Act.

3.

We issued a total of 2,142,200 Shares and 1,071,100 Warrants, with each Warrant entitling the holder to purchase one additional share of our common stock for a period of one year at an exercise price of $2.25 per Share until May 19, 2007. We paid a portion of commission in units in the amount of 52,266 units. In aggregate we issued a total of 2,194,466 common shares and 1,097,233 warrants.

4.

We filed a resale registration statement on Form SB-2 to register the shares of common stock issuable or issued to the investors for resale. The registration statement was declared effective on January 18, 2007 (SEC No. 333 – 139537).

ITEM 6.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION

PLAN OF OPERATION

Our plan of operation for the next twelve months is to continue with exploration of our Wyoming Powder River Basin properties while our joint venture partners carry out exploration activities in Saskatchewan, Mongolia and the Wyoming Great Divide Basin area under the terms of the joint venture agreements. Our planned geological exploration programs are described in Item 2 of this Annual Report on Form 10-KSB. Our planned cash operating expenditures for the year ending December 31, 2007 for corporate expenses, exploration on our Wyoming mineral properties and general and administrative expenses are summarized as follow:

Category	Planned Expenditures Over the Next Twelve Months (US$)
Other Corporate expenses, excluding stock compensation, net of interest earned	$1,034,000
Exploration and development expenses in Wyoming	$1,445,000
General and Administrative expenses	$1,051,000
TOTAL	$3,530,000

In addition to our planned operating expenditures, we anticipate spending approximately $4,000,000 for acquisition of identified properties, including the $3,120,000 acquisition completed in February, 2007. We may make additional significant investments as opportunities arise. Our exploration and development plans will be continually evaluated and modified as exploration and environmental results become available. Modifications to our plans will be based on many factors, including: results of exploration, assessment of data, weather conditions, exploration costs, the price of uranium and available capital. Further, the extent of our operations and investment programs that we undertake will be dependent upon the amount of financing available to us.

During the twelve-month period following the date of this annual report, we anticipate that we will not generate any revenues. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock.

We had cash in the amount of $12,293,890 and a working capital in the amount of $11,989,951 as of December 31, 2006. Subsequently, to March 15, 2007, we received approximately $8,300,000 from the exercise of outstanding warrants and options. Accordingly, we believe we have sufficient financing with which to pursue our plan of operations over the next twelve months.

RESULTS OF OPERATIONS

Twelve-month period ended December 31, 2006 compared to twelve-month period ended December 31, 2005

Revenue
We have not earned any revenues to date and we anticipate that we will not generate any revenues during the twelve month period following the date of this report.

Operating Expenses and Other Expenses (Income)
We incurred total operating expenses of $7,126,992 for the twelve-month period ended December 31, 2006, as compared to $4,891,392 for the corresponding period in 2005. The increase of operating expenses in the amount of $2,235,600 (46%) was primarily attributable to increased spending on acquiring and exploring mineral properties in Wyoming as described in detail in Item 2 of this Annual Report on Form 10-KSB. The impairment loss on mineral properties of $449,952, an increase of 43% over 2005 is attributable to our acquisition of mineral properties that were initially capitalized and then, in the absence of a bankable feasibility report, are recorded as fully impaired. Our general and administrative expenses consisted primarily of stock based compensation, payroll, consulting, investor relations and general overhead which increased $1,396,886 or 31% over 2005 reflecting our growth in corporate affairs and Casper operations.

We had no interest expense for the twelve-month period ended December 31, 2006. We earned $411,462 of interest income for the twelve-month period ended December 31, 2006 as compared to none for the corresponding period in 2005. This income resulted from short term investments. Net loss for the twelve-month period ended December 31, 2006 was $6,548,901, as compared to $5,002,225 for the corresponding period in 2005, an increase of $1,546,676 (31%).

We anticipate that our exploration expenses will continue to increase throughout the 2007 fiscal year in comparison with 2006 as a result of our planned exploration activities and as a result of payments required to maintain our interests in our mineral properties. In addition, we anticipate continued increased general and administrative expenses as we comply with our obligations to many stockholders as a reporting company under the Securities Exchange Act of 1934, listed on the American Stock Exchange. We anticipate that we will not earn any revenues during the current fiscal year or in the near future as we are presently engaged in exploration and the permitting of our mineral properties.

Cash Used in Operating Activities
Net cash used in operating activities was $1,701,781 for the twelve-month period ended December 31, 2006, compared to $580,559 for the corresponding period in 2005. The increase in net cash used in operations reflects the growth of our operations, including an increase of $827,950 for mineral related expenditures.

Cash Used in Investing Activities
We invested $578,308 in mineral properties and operating assets the twelve- month period ended December 31, 2006, compared to $325,628 for the corresponding period in 2005. Proceeds from sale of investment securities were $116,629 in 2006, none in 2005.

Cash Provided by Financing Activities
Net cash provided by financing activities amounted to $12,531,835 for the twelve-month period ended December 31, 2006, primarily from private placements of common stock, compared to $2,823,738 for the corresponding period in 2005. We received an additional $8,296,052 from the exercise of outstanding warrants from January 1, 2007 to March 15, 2007.

ASSETS AND LIABILITIES

We had total assets of $12,491,996 at December 31, 2006 compared to $1,978,343 at December 31, 2005, primarily cash accumulated from the sale of shares. Property and Equipment was $123,236 compared to $9,278 at December 31, 2005. Our liabilities, all current, were $378,809 compared to $193,486 at December 31, 2005. Liabilities include accrued bonuses of` $150,000 paid in January 2007.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our operations have been financed by advances from related parties and proceeds from issuance of common stock and equity. Our cash position at December 31, 2006 was $12,293,890 compared to $1,925,021 as of December 31, 2005. We had working capital of $11,989,951 as of December 31, 2006, compared to working capital of $1,775,579 as of December 31, 2005.

Financings

During the year ended December 31, 2006, the Company:

1.	Issued 2,700,000 shares of common stock upon the exercise of share purchase warrants for cash proceeds of $1,777,250.
2.

Completed a private placement of 2,142,200 units at a price of $1.75 per unit for gross proceeds of $3,748,850 and net proceeds of $3,607,397. Each unit is comprised of one share of the Company's common stock and one-half of one share purchase warrant. Each whole warrant entitles the holder to purchase one additional share of the Company's common stock until May 19, 2007, at an exercise price of $2.25 per share. A commission was payable, a portion of which was paid in units in the amount of 52,266 units. In aggregate the Company issued a total of 2,194,466 shares of common stock and 1,097,233 warrants.

3.	Issued 8,640 common shares upon the exercise of stock options for $8,858 offsetting amounts relating to consulting services rendered.
4.	Issued 131,000 common shares upon the exercise of stock options to settle $121,148 of debt owing to a director. A loss on settlement of debt of $100,509 was recorded.
5.	Issued 100,000 shares of common stock for consulting services with a fair value of $91,000.
6.

Completed a private placement consisting of 7,245,000 units at $1.00 per unit for proceeds of $7,147,186 net of issue costs and commissions. Each unit consists of one share of common stock and one-half share purchase warrant. The Company issued 7,245,000 shares of common stock and 3,622,500 warrants. Each full warrant entitles the holder to purchase one additional share of common stock for a period of two years at an exercise price of $1.75 per share until March 3, 2007, and at an exercise price of $2.50 per share until March 3, 2008. The Company issued 186,232 units for commissions pertaining to this private placement.

During the year ended December 31, 2005, the Company:

1.

Issued 175,000 units at $0.40 per unit for net proceeds of $65,800. The Company paid commission expenses of $4,200. Each unit consisted of one share of common stock and one half warrant. Each full warrant entitles the investor to purchase one additional share at an exercise price of $0.60 per share on or before November 17, 2006.

2.	Issued 200,000 common shares at a fair value of $212,000 to settle a debt of $80,000 owing to a company for public and investor relations services, resulting in a loss on debt settlement of $132,000.
3.

Issued 5,245,000 units at $0.40 per unit for net proceeds of $2,059,124. The Company paid commission expenses of $38,876. Each unit consisted of one share of common stock and one half warrant. Each full warrant entitles the investor to purchase one additional share at an exercise price of $0.60 per share for one year from the date of issue.

4.

Issued 3,775,000 shares of common stock at $0.001 per share as compensation to directors, officers and members of the Company’s Advisory Board. The Company received cash proceeds of $3,775 and the Company recorded stock-based compensation of $3,808,975.

5.	Issued 6,959,500 shares of common stock at $0.10 per share for proceeds of $695,039, net of offering costs of $911.
6.	Completed a private placement financing for gross proceeds of $695,950. The private placement financing was comprised of an aggregate of 6,959,500 shares at a price of $0.10 per share.

Capital Requirements

Our cash position at December 31, 2006, plus subsequent receipts of approximately $8,300,000 from the exercise of warrants and options provide approximately $20.6 million for future operations. We estimate that our total cash expenditures over the next twelve months will be approximately $7,530,000 as outlined above under the heading “Plan of Operations”. We intend to focus most of our exploration efforts in Wyoming.

Future Financings

We may require additional financing to proceed with the exploration and development of our mineral properties. We plan to complete additional sales of our common stock in order to raise the funds necessary to pursue our plan of operations and to fund our working capital. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will be successful in completing any financings.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 2 to the audited financial statements included in this Annual Report.

Mineral Property Costs

The Company has been in the exploration stage since its formation on May 26, 1999, and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. Payments received for the option of a mineral property are accounted for as other income. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations During the year ended December 31, 2006, mineral property acquisition payments totaling $449,952 (2005 - $315,143) were impaired as there are no proven or probable reserves on these properties.

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

CONTRACTUAL OBLIGATIONS

As of the fiscal year ended December 31, 2006, we had the following non-cancelable contractual obligations:

		Payments Due by Period

Type of contract	Total	Less than 1 year	2-3 Years	4-5 years	5+ years

Office and Administrative Services	$209,200	$125,500	$83,700	nil	nil

We have no material long-term debt, capital lease, operating lease or purchase obligations.

ITEM 7.                     FINANCIAL STATEMENTS

Our audited financial statements, as set forth below, are included with this Annual Report on Form 10-KSB.

Uranerz Energy Corporation
(An Exploration Stage Company)

December 31, 2006

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders
Uranerz Energy Corporation
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Uranerz Energy Corporation as of December 31, 2006 and 2005, and the related consolidated statements of operations, cash flows and stockholders' equity for the years then ended and accumulated from May 26, 1999 (Date of Inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Uranerz Energy Corporation as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended and accumulated from May 26, 1999 to December 31, 2006, in conformity with accounting principles generally accepted in the United States.

MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

March 15, 2007

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	December 31,	December 31,
	2006	2005
	$	$
ASSETS
Current Assets
Cash	12,293,890	1,925,021
Prepaid expenses and deposits (Note 6(b))	74,870	20,686
Advances to related party (Note 6(d))	–	23,358
Total Current Assets	12,368,760	1,969,065
Property and Equipment (Note 3)	123,236	9,278
Total Assets	12,491,996	1,978,343

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	169,688	27,699
Accrued liabilities	9,074	22,087
Due to related parties (Note 6)	200,047	143,700
Total Liabilities	378,809	193,486
Commitments and Contingencies (Notes 1, 4 and 10)
Subsequent Events (Note 12)
Stockholders’ Equity
Preferred Stock, 10,000,000 shares authorized, $0.001 par value;
Nil shares issued and outstanding	–	–
Common Stock, 100,000,000 shares authorized, $0.001 par value;
34,560,338 and 21,995,000 shares issued and outstanding, respectively	34,560	21,995
Additional Paid-in Capital	23,777,517	6,913,393
Accumulated Other Comprehensive Income	542	–
Deficit Accumulated During the Exploration Stage	(11,699,432)	(5,150,531)
Total Stockholders’ Equity	12,113,187	1,784,857
Total Liabilities and Stockholders’ Equity	12,491,996	1,978,343

(The accompanying notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)

	Accumulated From
	May 26, 1999
	(Date of Inception)	Years Ended
	to December 31,	December 31,
	2006	2006	2005
	$	$	$

Revenue	–	–	–

Expenses

Depreciation	15,605	14,398	1,207
Foreign exchange loss	5,161	1,367	3,794
General and administrative	10,469,671	5,879,019	4,482,133
Impairment loss on mineral properties	790,147	449,952	315,143
Mineral exploration	886,106	782,256	89,115

Total Operating Expenses	12,166,690	7,126,992	4,891,392

Operating Loss	(12,166,690)	(7,126,992)	(4,891,392)
Other Income (Expense)

Gain on sale of investment securities	79,129	79,129	–
Interest income	411,462	411,462	–
Loss on settlement of debt	(132,000)	–	(132,000)
Mineral property option payments received	108,667	87,500	21,167
Net Loss	(11,699,432)	(6,548,901)	(5,002,225)

Other Comprehensive Income

Foreign currency translation adjustment	542	542	–

Comprehensive Loss	(11,168,890)	(6,548,359)	(5,002,225)

Net Loss Per Share – Basic and Diluted		(0.22)	(0.38)

Weighted Average Shares Outstanding		29,738,000	12,995,000

(The accompanying notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)

	Accumulated From
	May 26, 1999
	(Date of Inception)	Year Ended
	to December 31,	December 31,
	2006	2006	2005
	$	$	$
Operating Activities

Net loss	(11,699,432)	(6,548,901)	(5,002,225)

Adjustments to reconcile net loss to cash used in operating
activities:

Depreciation	15,605	14,398	1,207
Gain on sale of investment securities	(79,129)	(79,129)	–
Impairment loss on mineral properties	790,147	449,952	315,143
Loss on settlement of debt	132,000	–	132,000
Mineral property option payment received	(37,500)	(37,500)	–
Stock-based compensation	8,039,000	4,215,025	3,808,975

Changes in operating assets and liabilities:

Prepaid expenses and deposits	(74,870)	(54,184)	(20,686)
Accounts payable and accrued liabilities	307,569	137,657	115,508
Due to related parties	270,420	200,901	69,519

Net Cash Used in Operating Activities	(2,336,190)	(1,701,781)	(580,559)

Investing Activities

Acquisition of mineral properties	(790,147)	(449,952)	(315,143)
Acquisition of subsidiary, net cash paid	(48)	(48)	–
Proceeds from sale of investment securities	116,629	116,629	–
Purchase of property and equipment	(138,841)	(128,356)	(10,485)

Net Cash Flows Used In Investing Activities	(812,407)	(461,727)	(325,628)

Financing Activities

Advances to related party	10,700	–	–
Proceeds from issuance of common stock	15,714,498	12,771,100	2,867,725
Share issuance costs	(283,253)	(239,265)	(43,987)

Net Cash Flows Provided By Financing Activities	15,441,945	12,531,835	2,823,738

Effect of Exchange Rate Changes on Cash	542	542	–

Increase In Cash	12,293,890	10,368,869	1,917,551

Cash - Beginning of Period	–	1,925,021	7,470

Cash - End of Period	12,293,890	12,293,890	1,925,021

Non-cash Investing and Financing Activities

Investment securities received as a mineral property option
payment	37,500	37,500	–
Common stock issued to settle debt	341,830	129,830	212,000
Common stock issued for mineral property costs	15,000	–	–

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Period from May 26, 1999 (Date of Inception) to December 31, 2006
(Expressed in US dollars)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the
	Common Stock		Paid-in	Comprehensive	Exploration
	Shares	Amount	Capital	Income	Stage	Total
	#	$	$	$	$	$
Balance, May 26, 1999 (Date of
inception)	–	–	–	–	–	–
Net loss for the period	–	–	–	–	(2,465)	(2,465)
Balance, December 31, 1999	–	–	–	–	(2,465)	(2,465)
Net loss for the year	–	–	–	–	-	-
Balance, December 31, 2000	–	–	–	–	(2,465)	(2,465)
Shares issued for cash at $0.001
per share	1,500,000	1,500	–	–	–	1,500
Shares issued for cash at $0.01 per
share	2,500,000	2,500	22,500	–	–	25,000
Shares issued to acquire
mineral property interest at $0.01
per share	1,500,000	1,500	13,500	–	–	15,000
Shares issued for cash at $0.35 per
share	90,500	91	31,584	–	–	31,675
Net loss for the year	-	–	–	–	(47,158)	(47,158)
Balance, December 31, 2001	5,590,500	5,591	67,584	–	(49,623)	23,552
Shares issued for cash at $0.35 per
share	50,000	50	17,450	–	–	17,500
Net loss for the year	–	–	–	–	(51,671)	(51,671)
Balance, December 31, 2002	5,640,500	5,641	85,034	–	(101,294)	(10,619)
Net loss for the year	–	–	–	–	(26,916)	(26,916)
Balance, December 31, 2003	5,640,500	5,641	85,034	–	(128,210)	(37,535)
Net loss for the year	–	–	-	–	(20,096)	(20,096)
Balance, December 31, 2004	5,640,500	5,641	85,034	–	(148,306)	(57,631)
Shares issued for cash at $0.10 per
share	6,959,500	6,959	688,991	–	–	695,950
Shares issued for cash at $0.40 per
unit	5,420,000	5,420	2,162,580	–	–	2,168,000
Share issuance costs	–	–	(43,987)	–	–	(43,987)
Shares issued to settle debt	200,000	200	211,800	–	–	212,000
Shares issued for compensation to
related parties at a fair value of
$1.01 per share	3,775,000	3,775	3,808,975	–	–	3,812,750
Net loss for the year	–	–	–	–	(5,002,225)	(5,002,225)
Balance, December 31, 2005	21,995,000	21,995	6,913,393	–	(5,150,531)	1,784,857

(The accompanying notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Period from May 26, 1999 (Date of Inception) to December 31, 2006
(Expressed in US dollars)

					Deficit
					Accumulated
			Additional	Accumulated	During the
	Common Stock		Paid-in	Comprehensive	Other
	Shares	Amount	Capital	Income	Stage	Total
	#	$	$	$	$	$

Balance, December 31, 2005	21,995,000	21,995	6,913,393	–	(5,150,531)	1,784,857

Shares issued for cash at $1.00 per
share	7,245,000	7,245	7,237,755	–	–	7,245,000

Shares issued for cash at $1.75 per
share	2,142,200	2,142	3,746,708	–	–	3,748,850

Share issuance costs	–	–	(516,964)	–	–	(516,964)

Shares issued for finders fees	238,498	238	277,460	–	–	277,698

Shares issued upon the exercise of
warrants	2,700,000	2,700	1,774,550	–	–	1,777,250

Shares issued for services at $0.91
per share	100,000	100	90,900	–	–	91,000

Shares and options issued to settle
debt	139,640	140	129,690	–	–	129,830

Fair value of stock options granted	–	–	4,124,025	–	–	4,124,025

Other comprehensive income	–	–	–	542	–	542

Net loss for the year	–	–	–	–	(6,548,901)	(6,548,901)

Balance, December 31, 2006	34,560,338	34,560	23,777,517	542	(11,699,432)	12,113,187

(The accompanying notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005
(Expressed in US dollars)

1.	Nature of Operations and Continuance of Business

Uranerz Energy Corporation (the “Company”) was incorporated in the State of Nevada, U.S.A. on May 26, 1999. Effective July 5, 2005, the Company changed its name from Carleton Ventures Corp. to Uranerz Energy Corporation. The Company has acquired mineral property interests in Canada, Mongolia and United States.

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

The Company has not generated any revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. As at December 31, 2006, the Company has working capital of $11,989,951 and subsequent to year end, the Company raised an additional $8,296,052 of cash proceeds from the exercise of warrants and stock options. The Company used $3,120,000 of cash subsequent to year end to purchase three mineral properties. Refer to Note 12. Although existing cash resources are currently expected to provide sufficient funds through the upcoming fiscal year, the capital expenditures required to achieve planned principal operations may be substantial. The continuation of the Company as a going concern for a period longer than the upcoming fiscal year is dependent upon the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation and Principles of Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Rolling Hills Resources LLC, a Mongolian company. All inter-company transactions and balances have been eliminated. The Company’s fiscal year-end is December 31.

	b)	Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to useful life and recoverability of long-lived assets, other-than-temporary decline of investment securities, stock-based compensation, deferred income tax asset valuations and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	d)	Property and Equipment

Property and equipment consists of computers, office and field equipment, is recorded at cost and is depreciated on a straight-line basis over five years.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2006
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

During the year ended December 31, 2006, the Company disposed of all its investment securities and recorded a gain on sale of investment securities of $79,129.

	f)	Mineral Property Costs

The Company has been in the exploration stage since its formation on May 26, 1999 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. Payments received for the option of a mineral property are accounted for as other income. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations During the year ended December 31, 2006, mineral property acquisition payments totaling $449,952 (2005 - $315,143) were impaired as there are no proven or probable reserves on these properties.

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

	h)	Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value

	i)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these consolidated financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2006
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	j)	Foreign Currency Translation

The Company's functional currency is the United States dollar and management has adopted SFAS No. 52, “Foreign Currency Translation”. The functional currency of the Company’s wholly owned subsidiary is the Mongolian Togrog. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Foreign currency transactions are primarily undertaken in Canadian dollars and Mongolian Togrogs. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2006, the Company’s comprehensive income consisted of an unrealized gain on foreign currency translation adjustments.

	m)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS and the weighted average number of common shares exclude all dilutive potential shares since their effect is anti dilutive. Shares underlying these securities totaled approximately 7,243,000 as of December 31, 2006.

	n)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

	o)	Recent Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative or qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2006
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	o)	Recent Accounting Pronouncements (continued)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2006
(Expressed in US dollars)

3.	Property and Equipment

			December 31,	December 31,
			2006	2005
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Computers and office equipment	55,822	8,411	47,411	9,278
Field equipment	83,020	7,195	75,825	–
	138,842	15,606	123,236	9,278

4.	Mineral Properties

a)

On October 30, 2006, the Company entered into an agreement with an officer, who is also a director of the Company (“Related Party”), to use certain geological reports held by this related party for the purposes of staking and acquiring potential areas of interest. Under the terms of the agreement, the Company agreed to pay the Related Party the sum of $0.40 for each measured and indicated pound of uranium staked by the Company or a fee of $750 for each claim registered with the Bureau of Land Management, based on the use of the geological reports. This fee is payable to the related party in shares of common stock of the Company based on a share price of $2.50 per share. In connection with the issuance of the shares, the Company agreed to grant the related party registration rights for the resale of such shares. If the shares are not registered and eligible for resale six months after issuance the Company shall pay a penalty of an additional 10% of the number of shares issued.

b)

On April 26, 2005, the Company entered into an agreement to acquire a 100% interest in two mineral prospecting permits located in the Athabasca Basin area of Saskatchewan, Canada in consideration of Cdn$40,757 and a 2% royalty. This agreement was with a company controlled by a director of the Company. On October 20, 2005, the agreement was amended so that the Company has a one time right exercisable for ninety days following the completion of a bankable feasibility study to buy one half of the vendor’s royalty interest for Cdn$1,000,000.

On November 4, 2005, the Company entered into an option and joint venture agreement with a company (the “Optionee”) on the Company’s two mineral prospecting permits. The Optionee can earn a 60% interest in the property by paying the Company Cdn$75,000 in three annual installments of Cdn$25,000 each (Cdn$25,000 received) and incurring Cdn$1,500,000 in exploration expenditures in various stages by May 1, 2008. The Optionee can elect to earn an additional 10% interest by incurring an additional Cdn$1,500,000 by November 1, 2009.

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

f)

The Company entered into an agreement dated November 18, 2005 to acquire a 100% interest in 10 mining claims located in the Powder River Basin area, Wyoming, in consideration of $250,000 payable in stages to January, 2007. As at December 31, 2006, $200,000 has been paid.

g)

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

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2006
(Expressed in US dollars)

4.	Mineral Properties (continued)

h)

On February 17, 2006, as amended on March 16, 2006 and September 8, 2006, the Company entered into a letter agreement to option and joint venture its eight Mongolian projects to another company (the “Optionee”). The Optionee has the right to acquire a 70% interest in the projects in consideration for the following payments:

		(i)	$5,000 upon execution of the letter agreement (received);
		(ii)	$30,000 (received) and 150,000 common shares of the Optionee (received);
		(iii)	$15,000 by October 18, 2006 (received);
		(iv)	$20,000 by October 18, 2007;
		(v)	$25,000 by October 18, 2008; and
		(vi)	$25,000 by October 18, 2009.

In addition, the Optionee must make the following expenditures:

		(i)	$200,000 in year 2006;
		(ii)	$250,000 in year 2007;
		(iii)	$450,000 in year 2008; and
		(iv)	$600,000 in year 2009.

Once the Optionee has exercised their option to acquire a 70% interest in the properties, the Company will have the right and option to acquire back a 21% interest exercisable by giving notice 120 days following receipt by the parties of a feasibility study on the properties, by paying the Optionee an amount calculated in relation to the quantity of U3O8 and gold determined under the said feasibility study, giving the Company a 51% interest and control of any further development.

(i)

On June 7, 2006, the Company entered into an Agreement with another company (the “Optionee”) on two of the Company’s exploration projects (the “Projects”) located within the Red Desert area of southwest Wyoming.

The Company and Optionee will form a joint venture to conduct further exploration and to develop the properties. The Optionee shall have the right to earn a 50% equity interest in the joint venture during the first phase of the exploration program by managing the property, spending at least $100,000 per year on exploration on the projects and spending the first $750,000 on exploration within three years of inception of the agreement.

On completion of the first phase of the exploration program, should the Company or the Optionee elect not to contribute to the costs of the second phase of expenditures on a pro-rata basis, then the contributing party shall have the right to earn a further 1% interest in the joint venture for every $25,000 spent on the projects to a maximum interest in the joint venture of 70% (by spending $500,000).

On completion of the second phase of expenditures, should the Company or the Optionee elect not to contribute to all further expenditures on a pro-rata basis they would be awarded a 6% royalty for their contribution up to that point and the contributing party shall have the right to earn a further 1% interest in the joint venture for every $25,000 spent on the projects to a maximum interest in the joint venture of 100% (by spending $750,000).

5.	Acquisition

On January 1, 2006, the Company acquired 100% of the outstanding shares of Rolling Hills Resources LLC (“Rolling Hills”), a Mongolian company, in exchange for the forgiveness of $13,220 of notes payable to the Company and $900 cash. Rolling Hills was incorporated on September 22, 2005, is in the business of mineral exploration, and owns title to several mineral licenses. This acquisition has been accounted for using the purchase method and the consolidated financial statements include the results of operations for this business from the date of acquisition. As this acquisition has not had a significant effect on net loss or net loss per share no proforma information has been disclosed. In accordance with SFAS No. 141 “Business Combinations”, the Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their fair values at the acquisition date.

Allocation of the purchase price was as follows:

$
Cash	852
Mineral properties	13,268
Total consideration paid	14,120

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2006
(Expressed in US dollars)

6.	Related Party Transactions

a)

During the year ended December 31, 2006, the Company entered into an agreement with an officer, who is also a director of the Company (“related party”), to use certain geological reports held by this related party for the purposes of staking and acquiring potential properties within areas of interest. Refer to Note 4(a).

b)

During the year ended December 31, 2006, the Company incurred $242,826 (2005 - $92,826) for consulting services and office expenses (included in general and administrative expenses) to companies controlled by a director of the Company. Other general and administrative expenses were reimbursed in the normal course of business. At December 31, 2006, $58,194 (2005 – $90,562) is owing to the director and these companies, which is unsecured, non-interest bearing, and due on demand. As at December 31, 2006, the Company had $26,266 (2005 - $19,815) in prepaid expenses to these companies.

c)

During the year ended December 31, 2006, the Company incurred $174,000 (2005 - $86,000) for consulting services (included in general and administrative expenses) to a director. Other general and administrative expenses were reimbursed in the normal course of business. During year ended December 31, 2006, the Company settled $121,148 of debt through the granting and subsequent exercise of 131,000 stock options. At December 31, 2006, $93,853 (2005 – $53,138) is owed to this director, which is unsecured, non-interest bearing, and due on demand.

d)

During the year ended December 31, 2006, the Company incurred $102,000 (2005 - $80,000) for consulting services (included in general and administrative expenses) to the President and a company controlled by the President of the Company. The Company also reimbursed the President of the Company for general and administrative expenses, acquisition of mineral licenses and advances to subsidiary Rolling Hills Resources LLC incurred on behalf of the Company. At December 31, 2005, the President owed the Company $23,358 of advances for costs to be incurred on behalf of the Company. During the year ended December 31, 2006, the President was advanced a further $15,000 and used the $38,358 of total advances for expenses incurred on behalf of the Company. At December 31, 2006, the President is owed $48,000 (2005 – $nil) which is unsecured, non-interest bearing, and due on demand.

	e)	The mineral prospecting permits referred to in Note 4(b) were acquired from a company controlled by a director of the Company.

f)

During the year ended December 31, 2006 the Company incurred $120,000 (2005 – $nil) for bonuses (included in general and administrative expenses) for four officers. The bonuses were paid in January 2007.

g)

During the year ended December 31, 2006 the Company incurred Directors’ fees of $28,934 (2005 - $nil) for five non-executive Directors. Other general and administrative expenses were reimbursed in the normal course of business.

	h)	During the year ended December 31, 2006, the Company incurred consulting fees of $31,414 (2005 - $nil) to a company controlled by an officer of the Company.

7.	Common Stock

Stock transactions for the year ended December 31, 2006:

	a)	In December 2006, the Company issued 8,640 common shares upon the exercise of stock options to settle $8,682 of debt owing to a consultant.

b)

In February 2006, the Company completed a private placement of 2,142,200 units at a price of $1.75 per unit for gross proceeds of $3,748,850. Each unit is comprised of one share of the Company's common stock and one-half of one share purchase warrant. Each whole warrant entitles the holder to purchase one additional share of the Company's common stock until May 19, 2007 at an exercise price of $2.25 per share. The Company paid commissions of $141,453 cash and issued 52,266 units in connection with the private placement.

	c)	In March 2006, the Company issued 12,500 shares of common stock upon the exercise of share purchase warrants for cash proceeds of $7,500.

d)

In March 2006, the Company completed a private placement consisting of 7,245,000 units at $1.00 per unit for gross proceeds of $7,245,000. Each unit consists of one share of common stock and one-half share purchase warrant. Each whole warrant entitles the holder to purchase one additional share of common stock for a period of two years at an exercise price of $1.75 per share until March 3, 2007, and at an exercise price of $2.50 per share until March 3, 2008. The Company paid commissions of $97,812 cash and issued 186,232 units in connection with the private placement.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2006
(Expressed in US dollars)

7.	Common Stock (continued)

Stock transactions for the year ended December 31, 2006:

	e)	In April 2006, the Company issued 131,000 common shares upon the exercise of stock options to settle $121,148 of debt owing to a director.

	f)	In April 2006, the Company issued 100,000 shares of common stock for consulting services at a fair value of $91,000.

	g)	In June 2006, the Company issued 25,000 shares of common stock upon the exercise of share purchase warrants for cash proceeds of $15,000.

	h)	In August 2006, the Company issued 32,500 shares of common stock upon the exercise of share purchase warrants for cash proceeds of $19,500.

	i)	In November 2006, the Company issued 2,580,000 shares of common stock upon the exercise of share purchase warrants for cash proceeds of $1,622,750.

	j)	In December 2006, the Company issued 50,000 shares of common stock upon the exercise of share purchase warrants for cash proceeds of $112,500.

Stock transactions for the year ended December 31, 2005:

	a)	On April 15, 2005, the Company issued 6,959,500 shares of common stock at $0.10 per share for proceeds of $695,039, net of offering costs of $911.

b)

On August 31, 2005, the Company issued 3,775,000 shares of common stock at $0.001 per share as compensation to directors, officers and members of the Company’s Advisory Board. The Company received cash proceeds of $3,775 and the Company recorded stock-based compensation of $3,808,975 based on the fair value of the shares issued.

c)

On October 17, 2005, the Company issued 5,245,000 units at $0.40 per unit for gross proceeds of $2,098,000. The Company paid commissions of $38,876. Each unit consisted of one share of common stock and one-half warrant. Each full warrant entitles the investor to purchase one additional share at an exercise price of $0.60 per share for one year from the date of issue.

d)

On October 25, 2005, the Company issued 200,000 common shares at a fair value of $212,000 to settle a debt of $80,000 owing to a company for public and investor relations services, resulting in a loss on debt settlement of $132,000.

e)

On November 17, 2005, the Company issued 175,000 units at $0.40 per unit for gross proceeds of $70,000. The Company paid commissions of $4,200. Each unit consisted of one share of common stock and one-half warrant. Each full warrant entitles the investor to purchase one additional share at an exercise price of $0.60 per share on or before November 17, 2006.

8.	Stock Options

The Company adopted a Stock Option Plan dated November 7, 2005 under which the Company is authorized to grant options to acquire up to a total of 10,000,000 shares of common stock. Stock options remaining for future grants: 7,315,360 at December 31, 2006.

On May 23, 2006, the Company granted stock options to directors and consultants to acquire 550,000 common shares at an exercise price of $1.96 per share exercisable until May 23, 2011. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $2.05. During the year ended December 31, 2006, the Company recorded stock-based compensation of $1,126,012 as general and administrative expense.

On January 6, 2006, the Company granted stock options to directors to acquire 1,725,000 common shares at an exercise price of $0.75 per share exercisable to January 6, 2011. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $1.38. During the year ended December 31, 2006, the Company recorded stock- based compensation of $2,383,950 as general and administrative expense.

On January 6, 2006, the Company granted stock options to consultants to acquire 270,000 common shares at an exercise price of $0.75 per share exercisable to January 6, 2011. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted, was $1.38. During the year ended December 31, 2006, the Company recorded stock- based compensation of $373,140 as general and administrative expense.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2006
(Expressed in US dollars)

8.	Stock Options (continued)

During the year ended December 31, 2006, the Company granted stock options to a director to acquire 131,000 common shares at exercise prices of $0.51 to $2.65 per share exercisable for 5 years to settle $121,148 of debt. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $1.74. The exercise price was subsequently offset against amounts owing to the director. During the year ended December 31, 2006, the Company recorded stock-based compensation of $227,625 as general and administrative expense.

During the year ended December 31, 2006, the Company granted stock options to a consultant to acquire 8,640 common shares at exercise prices ranging from $0.01 to $2.65 per share exercisable for 5 years to settle $8,682 of debt. The exercise price was subsequently offset against amount owing to the consultant. The fair value of options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $1.54. During the year ended December 31, 2006, the Company recorded stock-based compensation of $13,298 as general and administrative expense. At December 31, 2006, all of the Company’s outstanding options have fully vested.

The following table summarizes the continuity of the Company’s stock options:

		Weighted
		average
	Number of	exercise price
	Shares	$

Outstanding, December 31, 2004 and 2005	–	–
Granted	2,684,640	1.01
Exercised	(139,640)	0.93
Outstanding, December 31, 2006	2,545,000	1.01

	Outstanding and Exercisable
		Weighted
		average	Weighted
		remaining	average
	Number of	contractual	exercise	Aggregate
Exercise prices	shares	life (years)	price	Intrinsic Value

$ 0.75	1,995,000	4.02	$ 0.75	$6,663,300
$ 1.96	550,000	4.39	$ 1.96	$1,171,500

	2,545,000	4.10	$ 1.01	$7,834,800

The total intrinsic value of stock options exercised during 2006 was $383,522.

There are no unvested stock options as at December 31, 2006.

The fair value for stock options granted during the year was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $1.54 per share. The weighted average assumptions used are as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2006	2005
	$	$

Expected dividend yield	0%	–
Risk-free interest rate	4.4%	–
Expected volatility	250%	–
Expected option life (in years)	2.5	–

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2006
(Expressed in US dollars)

9.	Stock Purchase Warrants

A summary of the changes in the Company’s stock purchase warrants is presented below:

		Weighted
		Average
		Exercise
	Number	Price
Balance, December 31, 2004	–	–
Issued	2,710,000	0.60
Balance, December 31, 2005	2,710,000	0.60
Issued	4,812,849	1.86
Exercised	(2,700,000)	0.66
Expired	(125,000)	0.60
Balance, December 31, 2006	4,697,849	1.86

As at December 31, 2006, the following stock purchase warrants were outstanding:

Number of	Exercise Price
Warrants	$	Expiry Date
3,650,616	1.75 / 2.50	March 3, 2007 and 2008
1,047,233	2.25	May 19, 2007

4,697,849

10.	Commitments

a)

On September 1, 2005, the Company entered into an office and administration services agreement with a company controlled by a director, at $10,460 (Cdn$12,190) per month, for a three-year term expiring on August 31, 2008. Future payments for the next two fiscal years are as follows:

2007	$125,500
2008	83,700
$209,200

b)	On July 1, 2005, the Company entered into an agreement with a company controlled by a director of the Company for consulting services to be provided to the Company at $8,600 (Cdn$10,000) per month.

c)	On March 1, 2005, the Company entered into an agreement with a company controlled by the President of the Company for consulting services to be provided to the Company at $8,000 per month.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2006
(Expressed in US dollars)

11.	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating loss carryforwards of $3,619,000 which commence expiring in 2019. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. As at December 31, 2006 and 2005, the valuation allowance established against the deferred tax asset increased by $848,750 and $371,300, respectively.

The components of the net deferred tax asset at December 31, 2006 and 2005 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	December 31,	December 31,
	2006	2005
	$	$
Net Operating Losses Carried Forward	3,619,000	1,194,000
Statutory Tax Rate	35%	35%
Effective Tax Rate	–	–
Deferred Tax Asset	1,266,650	417,900
Valuation Allowance	(1,266,650)	(417,900)
Net Deferred Tax Asset	–	–

12.	Subsequent Events

	a)	From January 1, 2007 to March 15, 2007, the Company issued 4,429,249 common shares pursuant to the exercise of warrants and options for proceeds of $8,296,052.

	b)	On January 1, 2007, the Company entered into a one year lease agreement for premises for $21,559 with an option to renew for an additional year for $23,099.

c)

On January 23, 2007, the Company entered into a purchase agreement to acquire three mineral properties consisting of 138 unpatented lode mining claims located in Campbell County, Wyoming at a purchase price of $3,120,000. On February 1, 2007, the Company paid $3,120,000 to the vendor.

	d)	On January 26, 2007, the Company granted 1,470,000 stock options at an exercise price of $3.20 per share expiring January 26, 2012.

ITEM 8.                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Engagement of Manning Elliott LLP

We engaged Manning Elliott LLP, Chartered Accountants, as our principal independent accountant effective May 6, 2005. The decision to change principal independent accountants was approved by our Board of Directors.

The report of our predecessor independent accountant, Morgan & Company, dated March 18, 2005, on the balance sheets of the Company as at December 31, 2004 and 2003, and the related statements of operations, stockholders' deficiency and cash flows for the years ended December 31, 2004, 2003 and 2002, and the period from May 26, 1999 (inception) to December 31, 2004, did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principles, other than to state that there is a substantial doubt that the Company will be able to continue as a going concern.

We had no material change in 2006 which would be required to be reported under Item 304(b) of Regulation S-B.

ITEM 8A.                   DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Glenn Catchpole and our Chief Financial Officer Mr. Benjamin Leboe. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were adequately designed and effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission.

Changes in Internal Controls Over Financial Reporting

During our most recently completed fiscal year ended December 31, 2006, there were no changes in our internal control over financial reporting (as defined in Rule 13a – 15(f)) that occurred during our most recent fiscal quarter and the period covered by this annual report that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

ITEM 8B.              OTHER INFORMATION

None.

PART III

ITEM 9.                DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information with respect to our current directors, executive officers and key employees. The term for each director expires at our next annual meeting and until his or her successor is elected. Vacancies may be filled by the affirmative vote of a majority of directors then in office.

			Director/Officer
Name	Current Office	Principal Occupation	Since	Age
Glenn Catchpole	President and Chief Executive	President and Chief	March 1, 2005	63
	Officer; Director	Executive Officer Uranerz
		Energy Corporation
George Hartman	Executive Vice-President, Mining	Executive Vice-President,	May 9, 2005	67
	and Chief Operating Officer;	Mining Uranerz Energy
	Director	Corporation
Dennis Higgs	Chairman	Chairman Uranerz Energy	May 26, 1999	49
		Corporation

Paul Saxton *	Director	President of Lincoln Gold	October 26,	60
		Corporation	2004

Dr. Gerhard Kirchner	Director	Chairman, Mindoro	March 13, 2005	76
		Resources Limited

Peter Bell *	Director	President of Ezon	May 10, 2006	72
		Healthcare Corporation

Arnold J. Dyck *	Director	Self-Employed, General	May 23, 2006	66
		Contractor

Richard Holmes *	Director	Secretary, Treasurer	May 23, 2006	65
		PhosMex Corporation

Benjamin Leboe	Chief	Chief Financial Officer,	May 23, 2006	61
	Financial	Corporate Secretary of
	Officer and	Uranerz Energy
	Corporate	Corporation
	Secretary

* Indicates that the director is “independent” in accordance with section 121A of the American Stock Exchange Company Guide.

The following is a description of the business background of the directors and executive officers of Uranerz Energy Corporation.

Mr. Glenn Catchpole was appointed to the Board and became our President on March 1, 2005. Mr. Catchpole is a licensed engineer who holds an M.S. in civil engineering from Colorado State University. He has been active in the uranium solution mining industry since 1976, holding various positions including well field engineer, project manager, general manager and managing director of several uranium solution mining operations.

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

Following his departure from Cameco in 2002, Mr. Catchpole has been an independent consulting engineer providing project management to the oil and gas, mining, and construction industries from 2002 until joining our company in March 2005.

Mr. George Hartman was appointed to the Board of Directors and the role of Vice-President, Mining on May 9, 2005. He has thirty-seven years experience in developing green field projects into mining production companies including both metals and industrial mineral projects. He has an M. S. degree in Mineral Economics (Colorado School of Mines) and a B. S. in Chemistry (University of Denver). Four process patents have been granted in his name. His experience includes thirteen years managing several in-situ recovery uranium mines from green field exploration sites through commercial production.

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

From 1982 to 1989 Mr. Hartman was General Manager, In Situ Leach Projects, for Uranerz USA. During this period he managed the interests of all in situ uranium projects which Uranerz USA owned including Ruth, Crow Butte, and North Butte. Under his management, Uranerz served as the contract operator for the successful test solution mining of the Christenson Ranch uranium property now owned by Areva NC. He was on the Uranerz acquisition team that studied potential uranium and precious and base metal properties in Nebraska, Colorado, Texas, New Mexico, Utah, California and Wyoming.

Prior to joining Uranerz USA, Mr. Hartman was president of Ogle Petroleum Inc. from 1979 to 1982 where he was in overall operating charge of this uranium production company that joint ventured with Duke Power on a commercial solution mine in Wyoming. He was responsible for managing the project from green field exploration through commercial production (shipped filtered yellowcake to the converter). Mr. Hartman personally designed the processing plant facilities.

Also, previous to his work with Uranerz USA, Mr. Hartman was the Texas Mines Manager for Wyoming Mineral Corporation (Westinghouse) from 1976 to 1979, where he was responsible for the management of two production in situ uranium mines with ion exchange processing plants in Bruni, and Three Rivers, Texas (shipped dried yellow cake to the converter).

Mr. Dennis Higgs is a member of the board of directors. Mr. Higgs was appointed to the board of directors as President and Chief Executive Officer on May 26, 1999, and resigned as President and Chief Executive Officer on March 1, 2005. Mr. Higgs became Chairman of our Board of Directors on February 1, 2006.

Mr. Higgs has been involved in the financial and venture capital markets for over twenty years, raising several millions of dollars in the United States, Canada and Europe. He founded his first junior exploration company in 1983 and took it public through an initial public offering in 1984. Since then, Mr. Higgs has been involved in the founding, financing and initial public listing of several companies, including Arizona Star Resource Corp. (TSX: “AZS”) and BioSource International Inc. (NASDAQ: “BIOI”. BioSource was acquired by Invitrogen Corporation at $12.50/share in October, 2005).

In July 1990, Mr. Higgs established Senate Capital Group Inc., a private venture capital company which provides management consulting and investor relations services.

At present, Mr. Higgs also serves as a director and chairman of Miranda Gold Corp., a Canadian public gold exploration company, which he founded in May 1993.

Mr. Paul Saxton was appointed to the Board of Directors on October 26, 2004. Mr. Saxton is a mining engineer who also holds an MBA from the University of Western Ontario. He has been active in the mining industry since 1969, holding various positions including mining engineer, mine superintendent, president and chief executive officer of numerous Canadian mining companies.

Following 10 years with Cominco, Mr. Saxton became vice-president and president of Mascot Gold Mines Ltd. (from 1983 to 1986), initially working on the design and construction of the Nickel Plate mine in British Columbia, Canada. Subsequently Mr. Saxton became a vice-president of Corona Corporation (from 1986 to 1987 where he was responsible for western operations and exploration for the company and was instrumental in the re-opening of the Nickel Plate Mine. In 1989, Mr. Saxton was appointed senior vice-president of Viceroy Resource Corporation where he was responsible for helping to obtain financing and the construction and operations of the Castle Mountain mine in California. In 1994, Mr. Saxton was appointed as president of Loki Gold Corporation and Baja Gold Inc. where he was responsible for arranging over $45 million in mine financing and bringing the Brewery Creek Gold mine into production. Loki Gold, Baja Gold and Viceroy Resource Corp. were merged in 1996 and Mr. Saxton became President of Viceroy at that time.

Following his departure from Viceroy in 1998, Mr. Saxton became president of Standard Mining Corp., organizing the company and supervising its exploration activities until 2001, when Standard Mining Corp. was merged with Doublestar Resources Ltd. In March 2004, Mr. Saxton was appointed and continues to serve as a director and president of Lincoln Gold Corporation, a company engaged in mineral exploration in the State of Nevada.

Mr. Saxton is also Chairman and COO of Pinnacle Mines Ltd., a TSX Venture company, engaged in exploration and mine development in Canada, China and Mexico.

Dr. Gerhard F. Kirchner was appointed to the Board March 13, 2005. Dr. Kirchner has 40 years of international mine development and management experience including 20 years with Uranerz Exploration and Mining Ltd. (“UEM”) (from1975 to 2005). At UEM, Dr. Kirchner spent nine years as General Manager and 11 years as Senior Vice President. He and his team were responsible for the Key Lake uranium discovery and the engineering and development of projects such as the Midwest uranium deposit, Eagle Point North uranium deposit, Star Lake gold deposit and the Crow Butte ISL uranium deposit.

Previous to his work with UEM, Dr. Kirchner spent six years developing and managing the Kamoto Mine in Kolwezi, Zaire from (1968 to 1974); six years consulting on mining and civil engineering projects in several countries including Surinam, Nigeria, Congo, Saudi Arabia and Austria (from 1962 to 1968); five years as a mine superintendent and exploration manager in Greenland (from 1957 to 1962) where he discovered the Molybdenum Porphyry Erzberg.

During the past ten years, Dr. Kirchner has served as director on the board of Mindoro Resources Limited.

Dr. Kirchner received a multidisciplinary education in mining engineering and economic geology and a Doctorate in Mining Sciences from the University of Leoben, Austria.

Mr. Arnold J. Dyck was appointed to the Board of Directors on May 10, 2006. Mr. Dyck was employed at Uranerz Exploration and Mining Limited from 1977 to 1998. Mr. Dyck progressed through various positions with Uranerz Canada Limited, Uranerz Exploration and Mining Limited, and Uranerz U.S.A. Inc. to become the Senior Vice-President and Chief Financial Officer for the Uranerz group of companies. He also served as a member of the board of directors for Uranerz U.S.A. Inc. and as chairman of the board with a subsidiary mining company. Uranerz Exploration and Mining Limited, Uranerz Canada Limited, Uranerz U.S.A. and the original Uranerz group of companies are not connected with, or a predecessor company to Uranerz Energy Corporation. The original Uranerz group of companies was acquired by Cameco, the world’s largest primary uranium producer, in 1998.

During the past five years, Mr. Dyck has been self employed as a general contractor in designing, constructing and selling new homes and renovating older homes and offices.

Mr. Dyck is a graduate of the Registered Industrial Accountant education program and was awarded the designation of Certified Management Accountant in 1975.

Mr. Dyck has been appointed to the Company’s audit committee and compensation committee.

Mr. Richard W. Holmes was appointed to the Board of Directors on May 23, 2006 Mr. Holmes was an assistant controller with Duke Power Company (now Duke Energy) from 1971 to 1981. Duke Energy has operated nuclear plants for more than thirty years. While at Duke Power Mr. Holmes was Assistant Controller of the parent company. He was also Treasurer of Eastover Land Company, a $100 million subsidiary of Duke’s with interests in coal properties in Kentucky and West Virginia. Concurrently, Mr. Holmes was Treasurer of Western Fuel, Duke’s uranium mining project in Wyoming.

Mr. Holmes left Duke in 1981 to become Treasurer and Controller of Ogle Resources Inc., an oil and gas company with offshore exploration, drilling and production from 1981 to 1986. At the same time, Mr. Holmes was Treasurer and Controller for a sister company with an investment in in-situ recovery uranium mining in Wyoming.

During the past five years, although retired, Mr. Holmes is active as Secretary, Treasurer for PhosMex Corporation, a California phosphate mining corporation.

Mr. Holmes received his bachelor’s degree in accounting from the University of Wisconsin. He held the position of Senior Auditor at Arthur Andersen & Co. in Chicago, Illinois, from 1968 to 1971. Mr. Holmes was an active certified public accountant from 1971 to 2003.

Mr. Holmes has been appointed to the Company's audit committee, and the nominating and corporate governance committee.

Mr. Peter Bell was appointed to the Board of Directors on May 10, 2006. Mr. Bell practiced as a licensed pharmacist until 1968. Since that time he has been a self-employed consultant and a director and member of a number of private and public companies and professional organizations. Mr. Bell is a director of Current Technology Corporation which markets an electrostatic hair maintenance and re-growth process, since 1992. Since 1997, Mr. Bell has been a director and is the President of Ezon Healthcare Corporation, a private company that is involved in the development of a graphic labeling system for pharmaceutical products.

Mr. Bell has provided a wide range of consultant services to businesses and health care companies and organizations. These consultant services included: sales management and reorganization of sales force; regional market development and marketing strategy; medical opinion surveys and market analysis; medical device product market development; business immigration program presentations; management studies in healthcare organizations; development and growth of public corporations. Mr. Bell holds a Bachelor of Science Degree in Pharmacy from the University of Manitoba and a Masters in Business Administration from the University of Western Ontario.

Mr. Bell has been appointed to the Company's audit committee, the nominating and corporate governance committee, and the compensation committee.

Mr. Benjamin Leboe was appointed as the Company’s Chief Financial Officer on May 23, 2006, and became our Corporate Secretary on October 12, 2006. Mr. Leboe was a senior consultant, management consulting of the Business Development Bank of Canada, from January 2005 to February 2006. Previously, Mr. Leboe was president, secretary, treasurer, principal financial and accounting officer and a director of Asia Payment Systems Inc., a United States and Hong Kong based company engaged in payment processing services and related applications from June 1998 to January 2005. Concurrently, from January 2003 to January 2005, Mr. Leboe was the chief financial officer of C-Chip Technologies Inc. (now Manaris Corporation), a Montreal based corporation developing high-tech products and services for security and risk mitigation activities.

Mr. Leboe has been the principal of Independent Management Consultants of British Columbia from 1990 to date. Concurrently, Mr. Leboe was previously vice-president and chief financial officer of VECW Industries Ltd. from 1990 to 1993, and a partner of KPMG Consulting from 1978 to 1990.

Mr. Leboe received his bachelor of commerce degree from the University of British Columbia. Mr. Leboe is a chartered accountant and a certified management consultant in the Province of British Columbia.

Advisory Board

We have an advisory board that consists entirely of professional geologists.

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

Dr. Dahlkamp has published over fifty papers including six books (e.g. Uranlagerstätten 1979, Uranium Ore Deposits 1993)

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

In 1988, Dr. Ruhrmann became engaged in hydro geological and geotechnical work in Cameco’s engineering division, assessing above-ground uranium tailings management facilities and contributing to the in-pit tailings disposal concept at the Deilmann open pit in Saskatchewan.

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

Mr. Kenneth Cunningham brings over thirty years of experience from diversified mineral exploration and mining geology through to executive management. Eighteen of these years have been focused in Nevada. Currently Mr. Cunningham is the President and Chief Executive Officer of Miranda Gold Corp. where he aggressively positioned this company in the Cortez Gold Trend and successfully negotiated joint ventures with major mining companies including Newmont, Placer Dome, Newcrest and Barrick. Previously, he was Exploration Manager with Uranerz U.S.A. Inc. During his tenure with Uranerz Mr. Cunningham led the exploration and acquisition effort that resulted in two Nevada gold discoveries; a three-million-ounce discovery in the Battle Mountain trend and a one-plus-million ounce discovery in the northern Carlin trend. Mr. Cunningham has also been Vice President of Tenneco Minerals Company and a Resident Manager with Echo Bay Mining Company.

Mr. Cunningham started his career with Houston Oil and Minerals as a member of its uranium exploration team. In 1978 he was responsible for the discovery of the Death Valley uranium deposit on Alaska’s Seward Peninsula. This deposit contains ten-million-pounds of uranium at a grade of .25% U3O8.

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

From 1992 to 1999 Mr. Hebert consulted for Uranerz USA, Inc. where he conducted project evaluations and generative programs primarily in north central Nevada. The most significant result of this program was the recognition of gold potential and acquisition recommendations of the Nike-Converse property in Buffalo Valley where Uranerz USA discovered approximately three million ounces of gold resource. He also recommended the REN property for acquisition, where development drilling on a high-grade resource is being conducted.

During the period when he was consulting, Mr. Hebert initiated a countrywide evaluation of Mongolia, identifying essentially unexplored epithermal systems from regional compilation and focused reconnaissance. He focused his client in gold-belts of NE Mongolia, acquiring for them two large concessions with multiple ore-grade showings in large epithermal and intrusive-related alteration cells. This program required interaction with high-level government officials, Mongolian junior companies, Mongolian Geological Survey and supervising native crews in remote camps.

Mr. Hebert is credited with team participation in multiple gold discoveries in Nevada and Utah over the course of his career. He has also had staff and contract positions with several US majors over the years including Superior Oil, Tenneco, and Freeport Minerals.

We are not aware of any litigation, bankruptcy or family relationship of our directors and advisors which may be relevant to Uranerz.

COMMITTEES OF THE BOARD OF DIRECTORS

Set forth below are our company's current practices relating to the functions associated with an audit committee, a compensation committee and a corporate governance and nominating committee.

Audit Committee

We have a standing audit committee and audit committee charter, which complies with Rule 10A-3 and the requirements of the American Stock Exchange. Our audit committee was established in accordance with section 3 (a) of the Securities Exchange Act of 1934, as amended. Our audit committee is comprised of three directors all of whom, in the opinion of the Company’s Board of Directors are independent (in accordance with Rule 10A-3 and the requirements of the American Stock Exchange): Arnold Dyck, Peter Bell and Richard Holmes. Mr. Arnold Dyck satisfies the requirement of a “financial expert” as defined under Item 401(e) of Regulation S-B and is, in the opinion of the Company’s Board of Directors, “independent” as that term is used in section 121B of the American Stock Exchange Company Guide and rule 10A-3 (b) (i) of the Securities Exchange Act of 1934, as amended.

Our audit committee meets with our management and our external auditors to review matters affecting financial reporting, the system of internal accounting and financial controls and procedures and the audit procedures and audit plans. Our audit committee reviews our significant financial risks, is involved in the appointment of senior financial executives and annually reviews our insurance coverage and any off-balance sheet transactions.

Our audit committee monitors our audit and the preparation of financial statements and all financial disclosure contained in our SEC filings. Our audit committee appoints our external auditors, monitors their qualifications and independence and determines the appropriate level of their remuneration. The external auditors report directly to the audit committee. Our audit committee has the authority to terminate our external auditors’ engagement and approve in advance any services to be provided by the external auditors that are not related to the audit.

Compensation Committee

We have a Compensation Committee comprised of three directors all of whom, in the opinion of the Company’s Board of Directors, are independent (under section 121A of the American Stock Exchange Company Guide): Peter Bell, Arnold J. Dyck and Paul Saxton. We have a Compensation Committee charter that complies with the requirements of the American Stock Exchange. Our Compensation Committee is responsible for considering and authorizing terms of employment and compensation of executive officers and providing advice on compensation structures in the various jurisdictions in which we operate. Our Chief Executive Officer may not be present during the voting determination or deliberations of his or her compensation. In addition, our Compensation Committee reviews both our overall salary objectives and significant modifications made to employee benefit plans, including those applicable to executive officers, and proposes awards of stock options.

Corporate Governance and Nominating Committee

We have a Corporate Governance and Nominating Committee comprised of three directors all of whom, in the opinion of the Company’s Board of Directors, are independent (under section 121A of the American Stock Exchange Company Guide): Richard Holmes, Peter Bell and Paul Saxton. We have a Nominating Committee charter that complies with the requirements of the American Stock Exchange. Our Corporate Governance Committee is responsible for developing our approach to corporate governance issues.

Code of Ethics

We have adopted a corporate code of ethics administered by our chief financial officer and corporate secretary, Benjamin Leboe. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct, to provide full, fair, accurate, timely and understandable disclosure in public reports, to comply with applicable laws, to ensure prompt internal reporting of code violations, and to provide accountability for adherence to the code. Our code of ethics provides written standards that are reasonably designed to deter wrongdoing and to promote:

  Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

  Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;

  Compliance with applicable governmental laws, rules and regulations; and

  The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

  Accountability for adherence to the code.

Our Code of Ethics is available at our website at www.uranerz.com. We intend to disclose any waiver from a provision of our code of ethics that applies to any of our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions that relates to any element of our code of ethics on our website. No waivers were granted from the requirements of our Code of Ethics during the year ended December 31, 2006, or during the subsequent period from January 1, 2007, through the date of this report.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT.

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended December 31, 2006 all such filing requirements applicable to our officers and directors were complied with other than the following reports which were filed late by the following persons:

Name and Principal Position	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Dennis Higgs	Three	Three	None
Glenn Catchpole	Three	Three	None
Paul Saxton	One	One	None
Gerhard Kirchner	Two	Two	None
George Hartman	Six	Thirteen	None
Peter Bell	One	One	None
Arnold Dyck	One	One	None
Richard Holmes	One	One	None
Benjamin Leboe	One	One	None

ITEM 10.                          EXECUTIVE COMPENSATION

Summary Compensation Table

          A summary of cash and other compensation paid in accordance with management consulting contracts for our Principal Executive Officer and other named executive officers for the last two fiscal years is as follows:

Name(5)					Option	Non-Equity	Nonqualified
and				Stock	Awards	Incentive Plan	Deferred	All other	Total
Principal Position	Year	Salary	Bonus	Awards	($)	Compensation	Compensation	Comp.
		($)	($)	$	(Note 5)	($)	Earnings
							($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Dennis Higgs
Chairman and
Director (1)	2006	103,200	35,000		483,700			9,731	631,631
	2005	52,282							52,282
Glenn Catchpole
President/PEO
and Director (2)	2006	96,000	50,000		483,700			6,000	635,700
	2005	80,000							80,000
George Hartman
Senior Vice
President and
Director (3)	2006	174,000	25,000		711,326				910,326
	2005	86,000							86,000
Benjamin Leboe
Chief Financial
Officer and
Corporate
Secretary (4)	2006	31,414			204,729				236,143

Notes to Summary of Executive Compensation and Executive Compensation Agreements

1.      Salary is a management fee paid to a private holding company of Mr. Glenn Catchpole. Mr. Catchpole was appointed President and CEO on March 1, 2005. In 2005 we entered into a consulting agreement with Catchpole Enterprises Inc. Catchpole Enterprises is wholly owned by Glenn and Judy Catchpole. The Agreement states that we will pay a monthly consulting fee of US $8,000 in consideration of the provision of the services of Mr. Catchpole as our President and Chief Executive Officer. The monthly fee increases to US $10,000 in 2007.

2.      Salary is a management fee paid to a private holding company of Mr. Glenn Catchpole. Mr. Catchpole was appointed President and CEO on March 1, 2005. In 2005 we entered into a consulting agreement with Catchpole Enterprises Inc. Catchpole Enterprises is wholly owned by Glenn and Judy Catchpole. The Agreement states that we will pay a monthly consulting fee of US $8,000 in consideration of the provision of the services of Mr. Catchpole as our President and Chief Executive Officer. The monthly fee increases to US $10,000 in 2007.

3.      Salary is a consulting fee paid to Mr. George Hartman. Mr. Hartmann was appointed Senior Vice President -Mining on May 9, 2005. Mr. Hartman is paid for consulting on the basis of $1,000 per day.

4.      Salary is a consulting fee paid to an entity owned by Benjamin Leboe. Mr. Leboe was appointed Chief Financial Officer on May 23, 2006 and Corporate Secretary on October 12, 2006. In 2006 we entered into a consulting agreement with Independent Management Consultants of British Columbia. (IMC). IMC is wholly owned by Benjamin Leboe, our Chief Financial Officer. The Agreement states that we will pay for consulting services provided, based upon a rate of CDN$10,000 per month.

5.      Option award compensation is the fair value for stock options vested during the period, a notional amount estimated at the date of the grant using the Black-Scholes option-pricing model. The actual value received by the executives may differ materially and adversely from that estimated.

Outstanding Equity Awards to Executives at Fiscal Year-end

	Option Awards					Stock Awards

Equity
Incentive
								Equity	Plan
								Incentive	Awards:
								Plan	Market or
			Equity			Number of		Awards:	Payout
			Incentive			Shares or		Number of	Value of
			Plan			Units of	Market	Unearned	Unearned
	Number of	Number of	Awards:			Stock That	Value of	Shares,	Shares,
	Securities	Securities	Number of			Have Not	Shares or	Units or	Units or
	Underlying	Underlying	Securities			Vested	Units of	Other	Other
	Unexercised	Unexercised	Unexercised	Option		(#)	Stock That	Rights That	Rights That
	Options(1)	Options	Unearned	Exercise	Option		Have Not	Have Not	Have Not
	(#)	(#)	Options	Price	Exercise		Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date		($)	(#)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Dennis
Higgs	350,000	Nil	Nil	0.75	Jan 6, 2011	Nil	Nil	Nil	Nil
Glenn
Catchpole	350,000	Nil	Nil	0.75	Jan 6, 2011	Nil	Nil	Nil	Nil
George
Hartman	350,000	Nil	Nil	0.75	Jan 6, 2011	Nil	Nil	Nil	Nil
Benjamin					May 23,
Leboe	100,000	Nil	Nil	1.96	2011	Nil	Nil	Nil	Nil

Retirement, Resignation or Termination Plans

          We sponsor no plan, whether written or verbal, that would provide compensation or benefits of any type to an executive upon retirement, or any plan that would provide payment for retirement, resignation, or termination as a result of a change in control of our Company or as a result of a change in the responsibilities of an executive following a change in control of our Company.

Director Compensation

	Fees
	Earned or			Non-Equity	Non-Qualified
	Paid in	Stock		Incentive Plan	Compensation	All Other
Name	Cash	Awards	Option Awards	Compensation	Earnings	Compensation	Total
	($)	($)	($)	($)	($)	($)	($)
			Note 1
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Gerhard Kirchner	1,000		380,050				381,050
Aileen Lloyd (2)	Nil		345,500			10,000	355,500
Paul Saxton	3,073		207,300				210,373
Arnold Dyck (3)	9,185		307,093				316,278
Peter Bell (3)	8,985		307,093				316,078
Richard Holmes (4)	6,690		307,093				313,783

1.

Option award compensation is the fair value for stock options vested during the period, a notional amount estimated at the date of the grant using the Black-Scholes option-pricing model. All options were priced at the market price of common shares on the date of the grant. The actual value received by the directors may differ materially and adversely from that estimated.

2.	Resigned May 22, 2006.
3.	Appointed May 10, 2006.
4.	Appointed May 23, 2006.

Director Compensation Agreements and Summary of Director Compensation Policies

The Company did not compensate directors in 2005. In 2006 the Company established policies for director compensation as follows:

Non Executive members:      $1,000 per meeting ($500 per telephone meeting) plus:

  Audit Committee: Chair: $11,000/year. Members: $8,000/year.
  Nominating & Governance Committee: Chair: $3,000/year. Members: $2,000/year.
  Compensation Committee: Chair: $4,500/year. Members: $3,000/year.
Executives and officers who are also directors are not compensated under this plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth information as of December 31, 2006, regarding the ownership of our common stock by:

  each person who is known by us to own more than 5% of our shares of common stock; and

  each named executive officer, each director and all of our directors and executive officers as a group

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 34,560,338 shares of common stock outstanding as of December 31, 2006.

Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission. Shares subject to options that are exercisable within 60 days following December 31, 2006 are deemed to be outstanding and beneficially owned by the optionee for the purpose of computing share and percentage ownership of that optionee but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock	Percentage of Common Stock (1)
DIRECTORS AND EXECUTIVE OFFICERS
Common Stock	Dennis Higgs Director, Chairman Suite 1410 - 800 West Pender St. Vancouver, B.C., V6C 2V6	4,399,001 (2)	12.73%
Common Stock	Glenn Catchpole Director, President and CEO/PEO 222 Carriage Circle Cheyenne, WY., 82009	1,791,000 (3)	5.18%
Common Stock	George Hartman Director, Senior Vice President 1220 Elkhorn Valley Drive Casper, WY., 82609	981,000 (4)	2.84%
Common Stock	Dr. Gerhard Kirchner 330 - 325 Keevil Crescent Saskatoon, Saskatchewan S7N 4R*	720,000 (5)	2.08%
Common Stock	Paul Saxton 188 Stonegate Drive Furry Creek, BC. V0N 3G4	250,000 (6)	**
Common Stock	Peter Bell #105 - 3389 Capilano Road North Vancouver, B.C., V7R 4W7	150,000 (7)	**
Common Stock	Arnold J. Dyck 504 - 230 Saskatchewan Crescent East Saskatoon, Saskatchewan S7N 0K6	153,000 (8)	**
Common Stock	Richard Holmes 2611 Tanbridge Road Charlotte, NC., 28226	150,000 (9)	**
Common Stock	Benjamin Leboe 16730 Carrs Landing Road Lake Country, BC V4V 1B2	100,000 (10)	**

Total		8,694,501	25.16%
5% Stockholders	Nil

**- indicates ownership less than 1%

(1)	The percent of class is based on 34,560,338 shares of common stock issued and outstanding as of December 31, 2006.
(2)

Includes 2,098,334 shares in the name of Dennis Higgs, 375,000 shares held in the name of Senate Equities Corp., which is wholly owned by Menace Capital Corp., which is in turn wholly owned by Dennis Higgs, and 1,500,000 shares were acquired in the name of Senate Capital Group Inc. in exchange for the assignment of the Burner Hills mineral claims. Senate Capital is wholly owned by Dennis Higgs. Includes 75,667 exercisable warrants and 350,000 exercisable Share Purchase Options.

(3)	Includes 5,500 shares in the name of Judith Catchpole, wife of Glenn Catchpole, 10,000 exercisable warrants and 350,000 exercisable Share Purchase Options.
(4)	Includes Nil exercisable Warrants and 481,000 exercisable Share Purchase Options
(5)	Includes Nil exercisable Warrants and 275,000 exercisable Share Purchase Options.
(6)	Includes Nil exercisable Warrants and 150,000 exercisable Share Purchase Options
(7)	Includes Nil exercisable Warrants and 150,000 exercisable Share Purchase Options
(8)	Includes 3,000 shares in the name of Arnold Dyck, includes Nil exercisable Warrants and 150,000 exercisable Share Purchase Options
(9)	Includes Nil exercisable Warrants and 150,000 exercisable Share Purchase Options
(10)	Includes Nil exercisable Warrants and 100,000 exercisable Share Purchase Options

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

We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in our control.

We are not, to the best of our knowledge, directly or indirectly owned or controlled by another corporation or foreign government.

CHANGE IN CONTROL

We are not aware of any arrangement that might result in a change in control in the future.

EQUITY COMPENSATION PLAN INFORMATION

As at December 31, 2006, we had one equity compensation plan under which our common shares have been authorized for issuance to our officers, directors, employees and consultants, namely our 2005 Stock Option Plan. Our 2005 Stock Option Plan has not been approved by our shareholders.

The following summary information is presented for our 2005 Stock Option Plan as of December 31, 2006.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved By Security Holders	Not Applicable	Not Applicable	Not Applicable
Equity Compensation Plans Not Approved By Security Holders	2,545,000	$1.01	7,315,360

We have granted 1,770,000 options to purchase shares of our common stock under our 2005 Stock Option Plan subsequent to December 31, 2006.

ITEM 12.                     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reportable transactions with related parties, including named security holders, during the two years ended December 31, 2006 are as follows.

Mr. Dennis Higgs, Director and Chairman

During the year ended December 31, 2006, the Company incurred $242,826 (2005 - $92,826) for consulting services and office expenses (included in general and administrative expenses) to companies controlled by Dennis Higgs. Mr. Higgs was awarded a $35,000 bonus in 2006 (2005 – nil). Other general and administrative expenses were reimbursed in the normal course of business. At December 31, 2006, $58,194 (2005 – $76,193) is owing to Mr. Higgs and these companies, which is unsecured, non-interest bearing, and due on demand. As at December 31, 2006 the Company had $26,266 (2005 - $19,815) in prepaid expenses to these companies.

On March 3, 2006, Mr. Higgs purchased 151,334 units of our common stock in his own name at a price of $1.00 per share for a total price of $151,334 for these units.

On August 31, 2005, Mr. Higgs, as part of a founders group, purchased 800,000 shares of our common stock in his own name at a price of $0.001 per share for a total price of $800 for these shares.

On April 15, 2005, Mr. Higgs, as part of a founders group, purchased 1,049,500 shares of our common stock in his own name at a price of $0.10 per share for a total price of $104,950 for these shares.

In April 2005 the Company entered into a mineral property purchase agreement with Ubex Capital Inc. ("Ubex"), a company owned by Dennis Higgs, to acquire an undivided 100% right, title and interest in the two mineral prospecting permits. The agreement is subject to Ubex retaining a 2% royalty. Total consideration for this acquisition consists of a cash payment in the amount of CDN $40,756.95, which is Ubex's cost of acquisition of the two permits. On October 20, 2005 an amendment to this agreement was signed that allows us the one time right exercisable for 90 days following completion of a bankable feasibility study to buy up to one half (50.0%) of Ubex's royalty interest (i.e. an amount equal to 1% Royalty) for $1,000,000 (Canadian currency), leaving Ubex to retain not less than a 1% Royalty. Ubex will retain the royalty on the property and will split the royalty with Darcy Higgs, Dennis Higgs' brother.

Glenn Catchpole, Director and President

During the year ended December 31, 2006, the Company incurred $102,000 (2005 - $80,000) for consulting services (included in general and administrative expenses) to the President and a company controlled by the President of the Company. Mr. Catchpole was awarded a $50,000 bonus in 2006 (2005 – nil). The Company also reimbursed the President of the Company for general and administrative expenses, acquisition of mineral licenses and advances to subsidiary Rolling Hills incurred on behalf of the Company. At December 31, 2005, the President owed the Company $23,358 of advances for costs to be incurred on behalf of the Company. During the year ended December 31, 2006, the President was advanced a further $15,000, repaid $2,332 and used the remaining $36,026 for expenses incurred on behalf of the Company. At December 31, 2006, the President is owed $48,000 (2005 – $nil) which is unsecured, non-interest bearing, and due on demand.

In May, 2005 Mr. Catchpole entered into a purchase agreement for a 100% interest in the Khavtsal project including the historical files of data on past work on the project, and commissions, for a total purchase price of $105,945. Although the permit is recorded in the name of Glenn Catchpole, we paid this acquisition price directly because we had not set up a Mongolian corporation at the time the transaction was negotiated. He subsequently transferred ownership of the project to a subsidiary corporation formed by us in Mongolia for holding all of our Mongolian permits and projects.

On March 3, 2006, Mr. Catchpole purchased 20,000 shares of our common stock in his own name at a price of $1.00 per share for a total price of $20,000 for these shares.

On April 15, 2005 Mr. Catchpole, as part of a founders group, acquired 50,000 shares of our common stock in his own name at a price of $0.10 per share.

On August 31, 2005, Mr. Catchpole, as part of a founders group, purchased 1,200,000 shares of our common stock in his own name at a price of $0.001 per share.

On October 17, 2005 Mr. Glenn Catchpole purchased 100,000 units of common stock in his own name at a price of $0.40 per unit for a total purchase price of $40,000.

Mr. George Hartman, Director and Senior Vice President

During the year ended December 31, 2006, the Company incurred $174,000 (2005 - $86,000) for consulting services (included in general and administrative expenses) to Mr. Hartman. He was also awarded a bonus of $25,000 in 2006 (2005 – nil). Other general and administrative expenses were reimbursed in the normal course of business. During year ended December 31, 2006, the Company settled $121,148 of debt through the granting and subsequent exercise of 131,000 options. At December 31, 2006, $93,853 (2005 – $53,138) is owed to this director, which is unsecured, non-interest bearing, and due on demand.

On October 30, 2006, Uranerz Energy entered into an agreement with George Hartman, our Vice President, Mining and Chief Operating Officer and a Director to use certain geological reports held by Mr. Hartman for the purposes of staking and acquiring potential areas of interest. Under the terms of the agreement, the Company agreed to pay Mr. Hartman the sum of $0.40 for each measured and indicated pound of uranium staked by the Company and a fee of $750 for each claim registered with the Bureau of Land Management, based on the use of the geological reports. This fee is payable to Mr. Hartman in shares of common stock of the Company. In connection with the issuance of the shares, we granted Mr. Hartman registration rights for the resale of such shares and agreed to obtain listing approval and other regulatory approval in connection with the issuance of such shares. The geological reports were owned by Mr. Hartman prior to his joining Uranerz and fully disclosed to us. Our Board approved this transaction as a related party transaction after evaluating the transaction.

On August 31, 2005, Mr. George Hartman, as part of a founders group, purchased 500,000 shares of our common stock in his own name at a price of $0.001 per share for a total price of $500 for these shares.

Dr. Gerhard Kirchner, Director

On August 31, 2005, Dr. Kirchner, as part of a founders group, purchased 400,000 shares of our common stock in his own name at a price of $0.001 per share for a total price of $400 for these shares.

On October 17, 2005, Dr. Kirchner purchased 50,000 shares of our common stock in his own name at a price of $0.40 per share for a total price of $20,000.

Mr. Paul Saxton, Director

On August 31, 2005, Mr. Saxton purchased 100,000 shares of our common stock in his own name at a price of $0.001 per share for a total price of $100 for these shares.

Other

As disclosed above under “Executive Compensation – Stock Option Grants”, we granted options to purchase shares of our common stock to our officers and directors under our 2005 Stock Option Plan during 2006. Additional options were granted to officers and directors on January 26, 2007.

Director Independence

We have eight directors at December 31, 2006, including four independent directors, as follows:

Dennis Higgs
Glenn Catchpole
George Hartman
Dr. Gerhard Kirchner
Paul Saxton, independent
Arnold Dyck, independent
Peter Bell, independent
Richard Holmes, independent

An “independent” director is a director whom the Board of Directors has determined satisfies the requirements for independence under section 121A of the American Stock Exchange Company Guide.

ITEM 13. EXHIBITS

Exhibit
Number	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws, as amended (1)

3.3	Articles of Amendment (3)

4.1	Share Certificate (1)

10.1	Office and Administration Services Agreement between the Company and Senate Capital Group Inc. dated September 1, 2005 (2)

10.2	Agreement for Services between the Company and Highlands Capital, Inc. dated November 1, 2005 (2)

10.3	Financial Public Relations Agreement between the Company and Accent Marketing Ltd. dated November 1, 2005(2)

10.4	Mineral Property Purchase Agreement between the Company and Ubex Capital Inc. dated April 26, 2005(2)

10.5	Joint Venture Agreement between the Company and Triex Minerals Corporation dated November 4, 2005(2)

10.6	Consulting Agreement between the Company and Ubex Capital Inc. for management and consulting services (2)

10.7	Consulting Agreement between Catchpole Enterprises and the Company (3)

10.8	Joint Venture Agreement between the Company and Bluerock Resources Ltd. (3)

10.9	Option and Purchase Agreement for federal mining claims in Wyoming (3)

10.10	Agreement to Purchase ten mining claims in Wyoming (3)

10.11	2005 Stock Option Plan (4)

Exhibit
Number	Description

10.12	Mr. George Hartman letter agreement. (3)

10.13	Black Range Minerals Agreement dated June 7, 2006 (5)

10.14	Amendment to Joint Venture Agreement dated September 12, 2006 between the Company and Bluerock Resources Ltd. (6)

10.15	Agreement dated February 1, 2007 between the Company and Robert C. Shook to acquire three projects separate uranium projects located in northeast Wyoming, in central Power River Basin (7) (8)

10.16	Consulting Agreement dated February 1, 2007 between the Company and O & M Partners, LLC (7) (8)

10.17	Consent of Manning Elliott LLP, independent registered accountants

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act (8)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (8)

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (8)

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (8)

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form SB-2 filed March 15, 2002
(2)	Previously filed as an exhibit to the Quarterly Report on Form 10-QSB filed November 21, 2005
(3)	Previously filed as an exhibit to the Annual Report on Form 10-KSB filed April 14, 2006
(4)	Filed as an exhibit to our Registration Statement on Form S-8 filed with the SEC on November 21, 2005.
(5)	Previously filed as an exhibit to the Quarterly Report on Form 10-QSB filed August 15, 2006
(6)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed November 13, 2006.
(7)	As reported in two separate Current Reports on Form 8-K filed on February 8, 2007.
(8)	Filed as an exhibit to this Annual Report on Form 10-KSB

ITEM 14.                     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth information regarding the amount billed to us by our independent auditor, Manning Elliott LLP for our two fiscal years ended December 31, 2006:

	Years Ended December 31
	2006	2005
Audit Fees	$34,250	$9,550
Audit Related Fees	Nil	$1,000
Tax Fees	Nil	Nil
All Other Fees	Nil	$400
Total	$34,250	$10,950

Audit Fees

Audit Fees are the aggregate fees billed by our independent auditor for the audit of our annual financial statements, reviews of interim financial statements and attestation services that are provided in connection with statutory and regulatory filings or engagements.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

Our audit committee approves all services provided by our independent accountant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URANERZ ENERGY CORPORATION

By: /s/ Glenn Catchpole
Glenn Catchpole, President and Principal Executive Officer
Director
Date: April 2, 2007

By: /s/ Benjamin Leboe
Benjamin Leboe, Chief Financial Officer and Corporate Secretary
Principal Financial Officer and Principal Accounting Officer
Date: April 2, 2007

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Per: /s/ Glenn Catchpole
Glenn Catchpole, President, Director
Date: April 2, 2007

Per: /s/ Dennis Higgs
Dennis Higgs, Chairman, Director
Date: April 2, 2007

Per: /s/ Gerhard Kirchner
Dr. Gerhard Kirchner, Director
Date: April 2, 2007

Per: /s/ George Hartman
George Hartman, Vice President, Director
Date: April 2, 2007

Per: /s/ Peter Bell
Peter Bell, Director,
Date: April 2, 2007

Per: /s/ Paul Saxton
Paul Saxton, Director
Date: April 2, 2007

Per: /s/ Arnold Dyck
Arnold Dyck, Director
Date: April 2, 2007

Per: /s/ Richard Holmes
Richard Holmes, Director
Date: April 2, 2007