Form 10QSB
period 2007-03-31
URANERZ ENERGY CORP.
filed 2007-05-15
CIK 1162324

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-50180

URANERZ ENERGY CORPORATION
(Exact Name of Registrant as Specified in its Charter)

NEVADA	98-0365605
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 1410- 800 West Pender Street
Vancouver, British Columbia, Canada	V6C 2V6
(Address of Principal Executive Offices)	(Zip Code)

(604) 689-1659
(Registrant’s Telephone Number, including Area Code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      [x] Yes     [  ] No

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     [  ] Yes     [x] No

Number of shares of issuer’s common stock outstanding at May 7, 2007: 39,052,087 Transitional Small Business format (check one):      [  ] Yes     [x] No

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006

Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006 and Accumulated from may 26, 1999 (Date of inception) to March 31, 2007

Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006

Notes to the Consolidated Financial Statements

Item 2.	Plan of Operation

Item 3.	Controls and Procedures

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3.	Defaults Upon Senior Securities.

Item 4.	Submission of Matters to Vote of Security Holders.

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Uranerz Energy Corporation
(An Exploration Stage Company)

March 31, 2007

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	March 31,	December 31,
	2007	2006
	$	$
	(unaudited)

ASSETS

Current Assets

Cash	16,246,497	12,293,890
Accrued interest receivable	47,632	–
Prepaid expenses and deposits (Note 5)	212,187	74,870

Total Current Assets	16,506,316	12,368,760

Property and Equipment (Note 3)	148,408	123,236

Total Assets	16,654,724	12,491,996

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	237,555	169,688

Accrued liabilities	8,645	9,074

Due to related parties (Note 5)	29,421	200,047

Total Liabilities	275,621	378,809

Commitments and Contingencies (Notes 1, 4 and 9)

Stockholders’ Equity

Preferred Stock, 10,000,000 shares authorized, $0.001 par value;
No shares issued and outstanding	–	–

Common Stock, 100,000,000 shares authorized, $0.001 par value;
39,052,087 and 34,560,338 shares issued and outstanding, respectively	39,052	34,560

Additional Paid-in Capital	36,547,343	23,777,517

Accumulated Other Comprehensive Income	584	542

Deficit Accumulated During the Exploration Stage	(20,207,876)	(11,699,432)

Total Stockholders’ Equity	16,379,103	12,113,187

Total Liabilities and Stockholders’ Equity	16,654,724	12,491,996

(The accompanying notes are an integral part of these consolidated financial statements.)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
(Unaudited)

	Accumulated From
	May 26, 1999
	(Date of Inception)	Three Months Ended
	to March 31,	March 31,
	2007	2007	2006
	$	$	$

Revenue	–	–	–

Expenses

Depreciation	23,096	7,491	524
Foreign exchange loss	5,996	835	2,082
General and administrative (Note 5)	15,339,901	4,870,230	2,978,889
Mineral property expenditures	5,482,854	3,806,601	355,596

Total Operating Expenses	20,851,847	8,685,157	3,337,091

Operating Profit (Loss)	(20,851,847)	(8,685,157)	(3,337,091)

Other Income (Expense)

Gain on sale of investment securities	79,129	–	–
Interest income	588,175	176,713	–
Loss on settlement of debt	(132,000)	–	(100,675)
Mineral property option payments received	108,667	–	5,000

Net Profit (Loss)	(20,207,876)	(8,508,444)	(3,432,766)

Other Comprehensive Income

Foreign currency translation adjustment	584	42	–

Comprehensive Profit (Loss)	(20,207,292)	(8,508,402)	(3,432,766)

Net Loss Per Share – Basic and Diluted		(0.23)	(0.14)

Weighted Average Shares Outstanding		36,266,000	24,309,000

(The accompanying notes are an integral part of these consolidated financial statements.)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
	$	$
Operating Activities
Net profit (loss)	(8,508,444)	(3,432,766)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,491	524
Impairment loss on mineral properties	–	312,455
Loss on settlement of debt	–	100,675
Stock-based compensation	4,387,523	2,758,408
Changes in operating assets and liabilities:
Amounts receivable	(47,632)	(7,139)
Prepaid expenses and deposits	(74,700)	(4,320)
Accounts payable and accrued liabilities	67,438	151,427
Due to related parties	(170,626)	(56,768)
Net Cash Used in Operating Activities	(4,338,950)	(177,504)
Investing Activities
Acquisition of mineral properties	–	(312,455)
Acquisition of subsidiary, net cash paid	–	(48)
Purchase of property and equipment	(32,663)	–
Net Cash Flows Used In Investing Activities	(32,663)	(312,503)
Financing Activities
Proceeds from issuance of common stock	8,324,178	7,245,000
Share issuance costs	–	(242,062)
Advances to related parties	–	(15,000)
Net Cash Flows Provided By Financing Activities	8,324,178	6,987,938
Effect of Exchange Rate Changes on Cash	42	–
Increase In Cash	3,952,607	6,497,931
Cash - Beginning of Period	12,293,890	1,925,021
Cash - End of Period	16,246,497	8,422,952
Non-cash Investing and Financing Activities
Stock options granted to settle debt	–	89,146
Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements.)

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2007
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

The Company has not generated any revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. As at March 31, 2007, the Company has working capital of $16,230,695. Although existing cash resources are currently expected to provide sufficient funds through the upcoming fiscal year, the capital expenditures required to achieve planned principal operations may be substantial. The continuation of the Company as a going concern for a period longer than the upcoming fiscal year is dependent upon the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations.

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

	b)	Interim Financial Statements

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-QSB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-KSB filed April 2, 2007 with the SEC.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at March 31, 2007 and December 31, 2006, and the consolidated results of its operations and consolidated cash flows for the three months ended March 31, 2007 and 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for future quarters or the full year.

	c)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to useful life and recoverability of long-lived assets, stock-based compensation and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2007
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	e)	Property and Equipment

Property and equipment consists of computer hardware, is recorded at cost and is depreciated on a straight line basis over five years.

	f)	Mineral Property Costs

The Company is primarily engaged in the acquisition, exploration and development of mineral properties. Mineral property acquisition costs are capitalized in accordance with EITF 04-2 “Whether Mineral Rights Are Tangible or Intangible Assets” when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met. In the event that a mineral property is acquired through the issuance of the Company’s shares, the mineral property will be recorded at the fair value of the respective property or the fair value of common shares, whichever is more readily determinable.

When mineral properties are acquired under option agreements with future acquisition payments to be made at the sole discretion of the Company, those future payments, whether in cash or shares, are recorded only when the Company has made or is obliged to make the payment or issue the shares. As option payments do not meet the definition of tangible property under EITF 04-2, all option payments are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves and pre feasibility, the costs incurred to develop such property are capitalized.

Estimated future removal and site restoration costs, when determinable are provided over the life of proven reserves on a units-of-production basis. Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards. Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

At March 31, 2007, the Company has incurred only acquisition and exploration costs which have been expensed. To date the Company has not established any proven or probable reserves on its mineral properties. During the three months ended March 31, 2007, mineral property acquisition costs totalling $3,170,000 and exploration costs of $636,601 were expensed. During the prior year, the Company initially capitalized mineral property acquisition costs and performed an impairment analysis at each fiscal quarter end. During the three month period ended March 31, 2006, mineral property acquisition payments totalling $312,455 were impaired as there are no proven or probable reserves on these properties.

	g)	Financial Instruments

The fair values of cash, amounts receivable, accounts payable, accrued liabilities and amounts due to related parties approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash in excess of federally insured amounts. To date, the Company has not incurred a loss relating to this concentration of credit risk.

	h)	Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2007
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	i)	Income Taxes

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

The Company records stock based compensation in accordance with SFAS 123(R), “Share-Based Payments,” which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards, made to employees and directors, including stock options. In March 2005, the Securities and Exchange Commission issued SAB 107 relating to SFAS 123(R). The Company applied the provisions of SAB 107 in its adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the consolidated statement of operations over the requisite service period.

No tax benefits were attributed to stock-based compensation expense because a full valuation allowance was maintained for all net deferred tax assets.

	l)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the three month period ended March 31, 2007, the Company’s only component of comprehensive income consisted of foreign currency translation adjustments.

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

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2007
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	o)	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 in fiscal 2006 did not have a material effect on the Company's financial statements.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement in fiscal 2007, did not have a material effect on the Company's financial statements.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement in fiscal 2007 did not have a material effect on the Company's financial statements.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2007
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	o)	Recent Accounting Pronouncements (continued)

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"; to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement in fiscal 2007 did not have a material effect on the Company's financial statements.

3.	Property and Equipment

			March 31,	December
			2007	2006
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Computers and office equipment	88,485	11,751	76,734	47,411
Field equipment	83,020	11,346	71,674	75,825
	171,505	23,097	148,408	123,236

4.	Mineral Properties

a)

On October 30, 2006, the Company entered into an agreement with an officer, who is also a director of the Company (“Related Party”), to use certain geological reports held by the Related Party for the purposes of staking and acquiring potential areas of interest. Under the terms of the agreement, the Company agreed to pay the Related Party the sum of $0.40 for each measured and indicated pound of uranium staked by the Company or a fee of $750 for each claim registered with the Bureau of Land Management, based on the use of the geological reports. This fee is payable to the Related Party in shares of common stock of the Company based on a share price of $2.50 per share. In connection with the issuance of the shares, the Company agreed to grant the Related Party registration rights for the resale of such shares. If the shares are not registered and eligible for resale six months after issuance, the Company shall pay a penalty of an additional 10% of the number of shares issued. As at March 31, 2007 the staking and filings are being assessed and the payment has not been determined.

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

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2007
(Expressed in US dollars)
(Unaudited)

4.	Mineral Properties (continued)

c)

The Company entered into an agreement dated November 18, 2005 to acquire a 100% interest in 10 mining claims located in the Powder River Basin area, Wyoming, in consideration of $250,000 payable in stages to January, 2007. During the period ended March 31, 2007 the final installment of $50,000 was paid.

d)

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

e)

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

(f)

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

(g)

On January 23, 2007, the Company entered into a purchase agreement to acquire three mineral properties consisting of 138 unpatented lode mining claims located in Campbell County, Wyoming at a purchase price of $3,120,000. On February 1, 2007, the Company paid $3,120,000 to the vendor and acquired the mineral properties.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2007
(Expressed in US dollars)
(Unaudited)

5.	Related Party Transactions

a)

During the three month period ended March 31, 2007, the Company incurred $77,440 ( 2006 - $27,707) for consulting services and office expenses (included in general and administrative expenses) to companies controlled by a director of the Company. Other general and administrative expenses were reimbursed in the normal course of business. As at March 31, 2007, $20,555 (December 31, 2006 – $58,194) is owing to the director and these companies, which is unsecured, non-interest bearing, and due on demand. As at March 31, 2007, the Company had $14,165 (December 31, 2006 - $26,266) in prepaid expenses to these companies. Refer to Notes 9 (a) and (b).

b)

During the three month period ended March 31, 2007, the Company incurred $36,000 ( 2006 - $27,000) for consulting services (included in general and administrative expenses) to a director who is also an officer. Other general and administrative expenses were reimbursed in the normal course of business. At March 31, 2007, $nil (December 31, 2006 – $93,853) is owed to this director, which is unsecured, non-interest bearing, and due on demand. As at March 31, 2007, the Company had $35,814 (December 31, 2006 - $nil) in prepaid consulting fees and expenses to this director.

c)

During the three month period ended March 31, 2007, the Company incurred $30,000 ( 2006 - $24,000) for consulting services (included in general and administrative expenses) to a company controlled by the President of the Company. Other general and administrative expenses were reimbursed to the President in the normal course of business. At March 31, 2007, $8,866 (December 31, 2006 – $48,000) is owed to the President, which is unsecured, non-interest bearing, and due on demand. As at March 31, 2007, the Company had $nil (December 31, 2006 - $nil) in prepaid expenses to the President. Refer to Note 9(c).

d)

During the three month period ended March 31, 2007, the Company incurred consulting fees of $15,075 (2006 - $nil) to an entity controlled by an officer of the Company. Other general and administrative expenses were reimbursed to the officer in the normal course of business.

6.	Common Stock

	a)	In January 2007, the Company issued 10,000 shares of common stock pursuant to the exercise of stock options for proceeds of $7,500.

	b)	During the period ended March 31, 2007, the Company issued 4,481,749 shares of common stock pursuant to the exercise of common share purchase warrants for proceeds of $8,316,678.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2007
(Expressed in US dollars)
(Unaudited)

7.	Stock -based Compensation

The Company adopted a Stock Option Plan dated November 7, 2005 under which the Company is authorized to grant stock options to acquire up to a total of 10,000,000 shares of common stock. At March 31, 2007, the Company had 5,545,360 shares of common stock available to be issued under the Plan.

In February 2007, the Company granted stock options to employees and consultants to acquire 300,000 common shares at exercise prices of $3.45 to $3.69 per share exercisable for 5 years. In January, 2007 the Company granted stock options to directors, officers, employees and consultants to acquire 1,470,000 common shares at an exercise price of $3.20 per share exercisable to January 6, 2011. During the three month period ended March 31, 2007, the Company recorded stock-based compensation of $4,375,000 as general and administrative expense.

The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the three month periods ended March 31, 2007 and 2006 were $2.98 and $2.50 per share, respectively. The weighted average assumptions used are as follows:

	Three Months Ended
	March 31,	March 31,
	2007	2006

Expected dividend yield	0%	0%
Risk-free interest rate	4.83%	4.25%
Expected volatility	177%	261%
Expected option life (in years)	2.99	2.5

The total intrinsic value of options exercised during the periods ended March 31, 2007 and 2006 was $29,200 and $nil respectively.

The following table summarizes the continuity of the Company’s stock options:

			Weighted-
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding, January 1, 2007	2,545,000	$ 1.01

Granted	1,770,000	$ 3.25
Exercised	(10,000)	$ 0.75

Outstanding, March 31, 2007	4,305,000	$ 1.93	4.30	$ 14,757,050

Exercisable, March 31, 2007	4,005,000	$ 1.82	4.22	$ 14,196,050

On February 1, 2007, the Company issued 50,000 share purchase warrants to a consultant, exercisable at $3.69 per share on or before February 1, 2008. The fair value of warrants issued was estimated at the date of grant to be $116,700 using the Black-Scholes option-pricing model assuming an expected life of 1 year, a risk-free rate of 4.86%, an expected volatility of 103% and no expected dividends. The fair value of these share purchase warrants was approximately $1.50 per share. During the three month period ended March 31, 2007, the Company recognized stock-based compensation of $75,140, of which $12,523 was charged to operations as general and administrative expense, and the balance of $62,617 was recorded as prepaid expense, to be amortized over the remaining term of the agreement.

		Weighted
		Average
	Number of	Grant Date
Nonvested shares	Shares	Fair Value

Nonvested at January 1, 2007	–	–

Granted	1,820,000	$ 2.96
Vested	(1,520,000)	$ 2.96

Nonvested at March 31, 2007	300,000	$ 3.02

At March 31, 2007, there was $904,700 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.75 years.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2007
(Expressed in US dollars)
(Unaudited)

8.	Share Purchase Warrants

On February 1, 2007, the Company issued 50,000 share purchase warrants to a consultant, exercisable at $3.69 per share on or before February 1, 2008. The fair value of warrants issued was estimated at the date of grant to be $116,700 using the Black-Scholes option-pricing model assuming an expected life of 1 year, a risk-free rate of 4.86%, an expected volatility of 177% and no expected dividends. The fair value of these share purchase warrants was approximately $2.33 per share. During the three month period ended March 31, 2007, the Company recognized stock-based compensation of $116,700, of which $19,450 was charged to operations as consulting fees, and the balance of $97,250 was recorded as prepaid expense, to be amortized over the remaining term of the agreement.

A summary of the changes in the Company’s common share purchase warrants is presented below:

		Weighted
		Average
		Exercise
	Number	Price
Balance, December 31, 2006	4,697,849	$ 1.86
Issued	50,000	$ 3.69
Expired	(100,000)	$ 2.25
Exercised	(4,481,749)	$ 1.86
Balance, March 31, 2007	166,100	$ 2.86

As at the March 31, 2007, the following common share purchase warrants were outstanding:

Number of	Exercise
Warrants	Price	Expiry Date
50,000	$ 3.69	February 1, 2008
116,100	$ 2.50	March 3, 2008

166,100	$ 2.86

9.	Commitments

a)

Effective January 1, 2007 the Company amended its September 1, 2005 office and administration services agreement with a company controlled by a director, for a revised amount of $13,800 (Cdn$15,500) per month, for a three-year term expiring on August 31, 2008. Future payments for the next two fiscal years are as follows:

2007	$165,600
2008	110,400
$276,000

b)

Effective January 1, 2007 the Company amended its July 1, 2005 agreement with a company controlled by a director of the Company for consulting services to be provided to the Company at a revised amount of $11,200 (Cdn$12,500) per month.

c)

Effective January 1, 2007 the Company amended its March 1, 2005 agreement with a company controlled by the President of the Company for consulting services to be provided to the Company at a revised amount of $10,000 per month.

Item 2. Management’s Discussion and Analysis or Plan of Operation

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

Corporate Background

Uranerz Energy Corporation was incorporated under the laws of the State of Nevada On May 26, 1999. On July 5, 2005, we changed our name from Carleton Ventures Corp. to Uranerz Energy Corporation. Our executive offices are located at Suite 1410 - 800 West Pender Street, Vancouver, British Columbia Canada V6C 2V6. The telephone number for our executive offices is (604) 689-1659. Our operations office is located at 1701 East "E" Street, P.O. Box 50850, Casper, Wyoming 82605-0850. The telephone number for the operations office is (307) 265-8900.

Our common stock is traded on the American Stock Exchange under the symbol “URZ”.

History

Uranerz was relatively inactive from 1999 until 2005 when it acquired mineral prospecting permits in Saskatchewan, mineral licenses in Mongolia and mining claims in Wyoming. Exploration commenced in 2005 and continued through 2006 while additional mineral properties were acquired and development drilling was initiated in Wyoming. We have increased our personnel and operational consultants to move some of our Wyoming properties into the mine planning and permitting stage; activities which continue.

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

We hold interests in the following mineral properties:

Name of Property	Location
State Mineral Leases, Federal Mining Claims and Private (Fee) Mineral	Powder River Basin, Wyoming, USA
State Mineral Leases, and Federal Mining Claims (option and joint venture agreement in place)	Great Divide Basin, Wyoming, USA
Mineral Prospecting Permits (option and joint venture agreement in place)	Saskatchewan, Canada
Eight Exploration Licenses (option and joint venture agreement in place)	Mongolia

Our plan of operations is to carry out exploration of our Wyoming Powder River Basin properties while our joint venture partners will be responsible for carrying out exploration of our Wyoming Great Divide Basin properties, Saskatchewan, and Mongolia properties. The information regarding the location and access for our Saskatchewan, Mongolian and Wyoming properties, together with history of operations, present condition and geology of each of our properties, is presented in Item 2 of our Annual Report on Form 10-KSB for the year ended December 31, 2006 under the heading “Description of Properties”, previously filed with the Securities and Exchange Commission (“SEC”) April 2, 2007.

All of our projects are at the exploration stage and there can be no assurance that a commercially viable mineral deposit, or reserve, exists on any of our properties until appropriate exploratory work is done and a comprehensive evaluation based on such work concludes legal and economic feasibility. Further exploration beyond the scope of our planned exploration activities will be required before a final evaluation as to the economic and legal feasibility of mining of any of our properties is determined. There is no assurance that further exploration will result in a final evaluation that a commercially viable mineral deposit exists on any of our mineral properties. We anticipate that we will require additional financing in order to pursue full exploration of these claims. We do not have sufficient financing to undertake full exploration and, if warranted, development of our mineral claims at present and there is no assurance that we will be able to obtain the necessary financing. Because of the long lead times for environmental permitting of mining operations in North America, we have started collecting environmental baseline data and commenced the development permitting process on two of our properties in Powder River Basin area of Wyoming that we feel have the potential, based on data in our possession, of being developed into commercial in-situ recovery uranium mines. Proceeding with these advanced activities prior to completing detailed feasibility analysis adds risk to our plan of operations and we may incur costs which might not otherwise have been incurred.

Saskatchewan – Cochrane River Property

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

Ground-based resistively surveys were completed which follows up on key targets identified from helicopter-borne DIGHEM V geophysical surveys (EM and magnetic) flown in January 2006.

During September, 2006 a program consisted of a lake sediment sample program covering both permits MPP 1237 and 1238 as well as some prospecting and mapping designed primarily as a ground truth of the 2006 DIGHEM V airborne magnetic/EM survey. A total of 390 lake sediment samples were taken. The approximate density of sampling was 1 per 1.5 sq. km.

This current winter, from mid-November, 2006 until mid-February, 2007 a pole-dipole array D.C. resistively survey was conducted on the Cochrane River project. Work on Cochrane River focused on MPP 1238, in an area that overlapped with a portion of the 2006 DIGHEM V survey. 14.8 line-km of grid was established but only 5.9 line-km of geophysics survey was covered on the grid on MPP 1238. The survey was cut short because the harsh winter conditions and extreme frozen ground affected the production rate of the survey.

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

In late January and early February, 2007, a total of seven claims were staked within the boundaries of the mineral prospecting permits MPP 1237 and 1238, for a total of 28,012 hectares. The new claims have been recorded with the Saskatchewan mine recorder office in la Ronge, and they now show up on the government website. Granting of the title to these claims is dependant on sufficient assessment work performed and filed on the permits to hold them in good standing up to January 31, 2007. The assessment report has been written and submitted (by Triex). The area staked covered the most interesting area of interest as interpreted from the DIGHEM V survey, as well as areas of anomalous lake sediment chemistry. A claim holder may subsequently convert his claim into a mineral lease which allows for commercial extraction of minerals.

Mongolia

We signed a letter agreement to option and joint venture our eight Mongolian exploration licenses to Bluerock Resources Ltd. (“Bluerock”). Under the terms of the agreement, we have granted to Bluerock the option to acquire an undivided 70% interest in the properties for payments totaling 150,000 common shares of Bluerock, $120,000 in cash and by incurring exploration expenditures in the amount of $1,500,000 on the properties by October 18, 2009.

We have retained the right to acquire back a 21% interest in the joint venture, by paying to Bluerock an amount calculated in relation to the quantity of U3O8 within the Mongolian properties, as determined by a feasibility study. For measured mineral resources, we would pay a price of $0.42 per pound of U3O8; for indicated mineral resources, we would pay a price of $0.26 per pound of U3O8.

The defined terms, “measured mineral resources,” “indicated mineral resources,” and “inferred mineral resources” used in this quarterly report have the meanings set forth in National Instrument 43-101, Standards of Disclosure for Mineral Projects (“NI 43-101”), which provides guidelines for use of the terms “Mineral Resource” and “ Mineral Reserve” which are Canadian mining terms defined in accordance with under the guidelines set out in the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”) Standards on Mineral Resources and Mineral Reserves Definitions and guidelines adopted by the CIM

Similar terms allow for us to acquire back a 21% interest in the joint venture if a gold deposit is discovered, based on a back-in price of $5.25 per ounce of measured gold resources and $3.15 per ounce of indicated gold resources.

Our Mongolian mineral properties are undeveloped and do not contain any open-pit or underground mines. There is no plant or equipment located on our Mongolian mineral properties.

All of our license areas have prospective characteristics that indicate favorability for hosting sediment-hosted, near-surface uranium deposits including a proximity to known sandstone-hosted uranium occurrences as identified by Russian-Mongolian survey work, radiometric anomalies and/or favorable geology. The licenses fall within areas surface mapped as or inferred to contain Upper Jurassic to Lower Cretaceous sedimentary sequences, and generally occur within basins framed by uplands comprised of crystalline rocks likely to provide a source for secondary transport of uranium into the basin by groundwater flow. These geologic setting in Mongolia have demonstrated uranium deposit potential by comparison to known deposit occurrences. Similar geologic settings in China, the Commonwealth of Independent States including Russia, countries surrounding Mongolia, have demonstrated economic uranium production as well.

Since July 2006, Bluerock employees and contractors have prospected five of the eight license areas and conducted additional research relating to the Khavtsal permit 8560X (in Ulaanbaatar and Irkutsk). Bluerock has provided a brief description of exploration results for each license area.

The Fall 2006 Exploration Program was successful in identifying five uranium anomalies and three gold anomalies. Once data is analyzed, targets are to be prioritized and a program for 2007 designed. It is expected this program will include infill geophysical and geochemical surveys as well as drill testing.

Work in late December, 2006 and January, 2007 was consumed with preparing and filing the appropriate government reports. Bluerock is currently seeing if they can run an economical seismic survey in the Ulaan Nuur Basin and beyond that looking to what the best drill target is for 2007.

Bluerock also acquired some oil and gas gamma logs from the Tamtsag project but they are incomplete and generally start down hole from where they would consider to be economic target depths, i.e. >250m.

The joint venturing of the exploration of our Mongolian projects allows us to focus our resources on the exploration of our Wyoming Powder River Basin projects.

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

Through a combination of claim staking and purchasing we now have federal lode mining claims on federal and private surface lands in the state of Wyoming where the mineral rights are owned by the federal government. In general, the claim staking is either in the Powder River Basin or the northern Great Divide Basin. The individual mining claims we have staked have been recorded with the county and federal governments. It is our objective to purchase or lease additional mineral claims and fee minerals directly from current private owners during the next twelve months, although there is no assurance that any acquisitions will be completed. We have acquired the rights to other federal mining claims in the Powder River Basin from private individuals. We plan to continue acquiring additional federal mining claims through the normal claim staking and filing process, primarily in the Powder River Basin.

We have acquired the rights to other federal mining claims in the Powder River Basin from private individuals. We plan to continue acquiring additional federal mining claims through the normal claim staking and filing process, primarily in the Powder River Basin.

We have also acquired in Wyoming 17 state mineral leases covering approximately 14,280 acres of land. We may continue to apply for additional state mineral leases and acquire additional mineral properties as our exploration program identifies areas of good potential and opportunities arise.

Our plan of operations for exploration of our Wyoming Powder River Basin projects is to continue to advance the exploration work on the priority properties. We completed some exploratory drilling on three of our Wyoming properties during 2006 and are conducting more drilling programs during 2007. On most of the lands where we are acquiring claims the property reflects previous exploration work.

We are working to obtain all the existing geologic information and evaluate that information. We will review all available regional information and information that may be available from neighbors. Those project areas with the best potential will have exploration programs that include drilling. The 2007 exploration drilling and logging program has commenced this first quarter.

Because of the long lead times for environmental permitting of mining operations in North America, in 2006 we started collecting environmental baseline data on two of our properties in the Powder River Basin area of Wyoming that we feel have the potential, based on data in our possession, of being developed into commercial in-situ recovery uranium mines. Approval of the environmental permit applications is expected to allow Uranerz to proceed with commercial development of the two properties leading to production of yellowcake using the in-situ recovery (ISR) method of uranium mining. It is currently planned that the main production facility will be located at the Nichols Ranch property, and the Hank property will have a satellite facility providing uranium-loaded resin or enriched eluate to the main facility.

Mine planning for both the Hank and Nichols Ranch properties is underway. Our target date for submitting the environmental permit applications to the state and federal agencies is the second half of 2007. We estimate that we will spend approximately $1.4 million on exploration and permitting work related to our Wyoming properties during 2007.

Great Divide Basin/Red Desert Properties, Wyoming

On May 18, 2006, we entered into an Agreement with Black Range Minerals Limited on two of the Company’s exploration projects located within the Red Desert area of southwest Wyoming.

The Company and Black Range plan to form a joint venture to conduct further exploration and to develop the properties under certain conditions. Initially, Black Range shall have the right to earn a 50% equity interest in the joint venture by managing and meeting the first $750,000 in exploration expenditures on the projects, at no cost to us, including land holding costs such as maintenance fees, lease costs etc. Depending upon the results of the exploration programs, we may elect not to participate at any time during the joint venture. If Black Range continues to explore and develop the project without our participation, we would be awarded a 6% royalty on the projects.

Our Wyoming mineral properties are undeveloped and do not contain any open-pit or underground mines. There is no plant or equipment located on our Wyoming mineral properties.

In addition to our planned exploration expenditures, and environmental and design expenditures, we anticipate spending approximately $250,000 for ongoing general and administrative expenses per month for the next twelve months. The general and administrative expenses for the year will consist primarily of salaries for our senior officers, staff salaries, consulting fees, and professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as investor relations and general office expenses. Mineral property acquisitions, if any, will be additional and dependent upon opportunities that may arise. Mineral property acquisition costs totaled $3,170,000 in the three months ended March 31, 2007.

We had cash in the amount of $16,246,497 and working capital of $16,230,695 as of March 31, 2007. Accordingly, we have sufficient funds with which to pursue our plan of operations over the next twelve months. We intend to focus most of our exploration efforts in Wyoming, as discussed above.

During the twelve month period following the date of this quarterly report, we anticipate that we will not generate any revenue. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock and share purchase warrants. Our exploration and plans will be continually evaluated and modified as exploration and environmental results become available. Modifications to our plans will be based on many factors including results of exploration, assessment of data, weather conditions, exploration costs, the price of uranium and available capital. Further, the extent of our exploration programs that we undertake will be dependent upon the amount of financing available to us.

Results Of Operations

Three-month period ended March 31, 2007 compared to three-month period ended March 31, 2006

Revenue

We have not earned any revenues to date and we anticipate that we will not generate any revenues during the twelve month period following the date of this report.

Operating Expenses and Other Expenses (Income)

We incurred total operating expenses of $8,685,157 for the three-month period ended March 31, 2007, as compared to $3,337,091 for the corresponding period in 2006. The increase of operating expenses in the amount of $5,348,066 was primarily attributable to increased spending on acquiring and exploring mineral properties in Wyoming. The mineral properties expenditures of $3,806,601 for the three-month period ended March 31, 2007 is an increase of $3,451,005 over 2006. This increase is primarily attributable to an acquisition of mineral properties totaling $3,170,000. Our general and administrative expenses of $4,870,230 increased $1,891,341 over 2006 largely the result of a $1,629,115 increase in stock based compensation. Payroll, consulting, investor relations and general overhead for the three-month period ended March 31, 2007 was $482,707 compared to $220,481 in 2006 reflecting our growth in corporate affairs and Casper operations.

We had no interest expense for the three-month period ended March 31, 2007. We earned $176,713 of interest income for the three-month period ended March 31, 2007 as compared to none for the corresponding period in 2006. This income resulted from short term investments. Net loss for the three-month period ended March 31, 2007 was $8,508,444, as compared to $3,432,766 for the corresponding period in 2006.

We anticipate that our exploration expenses will continue to increase throughout the 2007 fiscal year in comparison with 2006 as a result of our planned exploration activities and as a result of payments required to maintain our interests in our mineral properties. In addition, we anticipate continued increased general and administrative expenses as we comply with our obligations to many stockholders as a reporting company under the Securities Exchange Act of 1934, listed on the American Stock Exchange (AMEX: URZ). We anticipate that we will not earn any revenues during the current fiscal year or in the near future as we are presently engaged in exploration and the permitting of our mineral properties.

Cash Used in Operating Activities

Net cash used in operating activities was $4,338,950 for the three-month period ended March 31, 2007, compared to $177,504 for the corresponding period in 2006. The increase in net cash used in operations reflects the growth of our operations, as described above in

Operating Expenditures and Other Expenses (Income).

Cash Used in Investing Activities

We invested $32,663 in property and equipment in the three- month period ended March 31, 2007, compared to none for the corresponding period in 2006.

Cash Provided by Financing Activities

Net cash provided by financing activities amounted to $8,324,178 for the three-month period ended March 31, 2007 from the exercise of options and warrants for common stock, compared to $6,987,938 for the corresponding period in 2006, primarily from the issuance of common stock through private placements.

Assets and liabilities

We had total assets of $16,654,724 at March 31, 2007 compared to $12,491,996 at December 31, 2006, primarily cash accumulated from the sale of shares. Property and Equipment was $148,408 compared to $123,236 at December 31, 2006. Our liabilities, all current, were $275,621 compared to $378,809 at December 31, 2006. Liabilities at December 31, 2006 include accrued bonuses of` $150,000 paid in January 2007.

Liquidity and capital resources

Historically, our operations have been financed by advances from related parties and proceeds from issuance of common stock and equity. Our cash position at March 31, 2007 was $16,246,497 compared to $12,293,890 as of December 31, 2006. We had working capital of $16,230,695 as of March 31, 2007, compared to working capital of $11,989,951 as of December 31, 2006.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation and deferred income tax asset valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements.

Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Mineral Property Costs

The Company is primarily engaged in the acquisition, exploration and development of mineral properties. Mineral property acquisition costs are capitalized in accordance with EITF 04-2 “Whether Mineral Rights Are Tangible or Intangible Assets” when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met. In the event that a mineral property is acquired through the issuance of the Company’s shares, the mineral property will be recorded at the fair value of the respective property or the fair value of common shares, whichever is more readily determinable.

When mineral properties are acquired under option agreements with future acquisition payments to be made at the sole discretion of the Company, those future payments, whether in cash or shares, are recorded only when the Company has made or is obliged to make the payment or issue the shares. As option payments do not meet the definition of tangible property under EITF 04-2, all option payments are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves and pre feasibility, the costs incurred to develop such property are capitalized.

Estimated future removal and site restoration costs, when determinable are provided over the life of proven reserves on a units-of-production basis. Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards. Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

At March 31, 2007, the Company has incurred only acquisition and exploration costs which have been expensed. To date the Company has not established any proven or probable reserves on its mineral properties. During the three months ended March 31, 2007, mineral property acquisition costs totaling $3,170,000 and exploration costs of $636,601 were expensed. During the prior year, the Company initially capitalized mineral property acquisition costs and performed an impairment analysis at each fiscal quarter end. During the three month period ended March 31, 2006, mineral property acquisition payments totaling $312,455 were impaired as there are no proven or probable reserves on these properties.

Stock-based Compensation

The Company records stock based compensation in accordance with SFAS 123(R), “Share-Based Payments,” which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards, made to employees and directors, including stock options. In March 2005, the Securities and Exchange Commission issued SAB 107 relating to SFAS 123(R). The Company applied the provisions of SAB 107 in its adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the consolidated statement of operations over the requisite service period.

No tax benefits were attributed to stock-based compensation expense because a full valuation allowance was maintained for all net deferred tax assets.

Contractual Obligations

The Company has had no material changes to its contractual obligations as disclosed in the Company’s Annual Report on Form 10-KSB.

Item 3. Controls and Procedures

Disclosure Control and Procedures

At the end of the period covered by this report, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”), Glenn Catchpole, and Chief Financial Officer (“CFO”), Benjamin Leboe, of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

Changes in Internal Controls over Financial Reporting

During our most recently completed fiscal quarter ended March 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

PART II- OTHER INFORMATION

Item 1. Legal Proceedings.

We currently are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 1, 2007, the Company issued 50,000 share purchase warrants to a consultant, exercisable at $3.69 per share on or before February 1, 2008. The warrants were issued in a private transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

During the period ended March 31, 2007, the Company issued 4,481,749 shares of common stock pursuant to the exercise of common share purchase warrants for proceeds of $8,316,678. These warrants were exercised by, and the underlying common shares issued to, or for the account or benefit of, Non-“U.S. Persons” (as that term is defined in Rule 902 of Regulation S under the Securities Act) outside the United States in “off-shore transactions” (as that term is defined in Rule 902 of Regulation S under the Securities Act) that are exempt from the registration requirements of the Securities Act pursuant to Rule 903 of Regulation S under the Securities Act.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to our security holders for a vote during the first quarter of our fiscal year ended March 31, 2007.

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are attached to this Quarterly Report on Form 10-QSB:

Exhibit
Number	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws, as amended (1)

3.3	Articles of Amendment (3)

4.1	Share Certificate (1)

10.1	Office and Administration Services Agreement between the Company and Senate Capital Group Inc. dated September 1, 2005 (2)

10.2	Agreement for Services between the Company and Highlands Capital, Inc. dated November 1, 2005 (2)

10.3	Financial Public Relations Agreement between the Company and Accent Marketing Ltd. dated November 1, 2005(2)

10.4	Mineral Property Purchase Agreement between the Company and Ubex Capital Inc. dated April 26, 2005(2)

10.5	Joint Venture Agreement between the Company and Triex Minerals Corporation dated November 4, 2005(2)

Exhibit
Number	Description

10.6	Consulting Agreement between the Company and Ubex Capital Inc. for management and consulting services (2)

10.7	Consulting Agreement between Catchpole Enterprises and the Company (3)

10.8	Joint Venture Agreement between the Company and Bluerock Resources Ltd. (3)

10.9	Option and Purchase Agreement for federal mining claims in Wyoming (3)

10.10	Agreement to Purchase ten mining claims in Wyoming (3)

10.11	2005 Stock Option Plan (4)

10.12	Mr. George Hartman letter agreement. (3)

10.13	Black Range Minerals Agreement dated June 7, 2006 (5)

10.14	Amendment to Joint Venture Agreement dated September 12, 2006 between the Company and Bluerock Resources Ltd. (6)

10.15	Agreement dated February 1, 2007 between the Company and Robert C. Shook to acquire three projects separate uranium projects located in northeast Wyoming, in central Power River Basin (7) (8)

10.16	Consulting Agreement dated February 1, 2007 between the Company and O & M Partners, LLC (7) (8)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act (9)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (9)

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (9)

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (9)

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form SB-2 filed March 15, 2002
(2)	Previously filed as an exhibit to the Quarterly Report on Form 10-QSB filed November 21, 2005
(3)	Previously filed as an exhibit to the Annual Report on Form 10-KSB filed April 14, 2006
(4)	Filed as an exhibit to our Registration Statement on Form S-8 filed with the SEC on November 21, 2005.
(5)	Previously filed as an exhibit to the Quarterly Report on Form 10-QSB filed August 15, 2006
(6)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed November 13, 2006.
(7)	As reported in two separate Current Reports on Form 8-K filed on February 8, 2007.
(8)	Filed as an exhibit to our Annual Report on Form 10-KSB filed on April 2, 2007
(9)	Filed as an exhibit to this Quarterly Report on Form 10-QSB.

SIGNATURES

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

URANERZ ENERGY CORPORATION

By: /s/ Benjamin Leboe Benjamin Leboe, Chief Financial Officer and Corporate Secretary Date: May 14, 2007	By: /s/ Glenn Catchpole Glenn Catchpole, President and Principal Executive Officer, Director Date: May 14, 2007