Form 10QSB
period 2007-06-30
URANERZ ENERGY CORP.
filed 2007-08-14
CIK 1162324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to____________________

Commission file number: 000-50180

URANERZ ENERGY CORPORATION
(Exact Name of Registrant as Specified in its Charter)

NEVADA	98-0365605
(State of other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Suite 1410- 800 West Pender Street
Vancouver, British Columbia, Canada	V6C 2V6
(Address of Principal Executive Offices)	(Zip Code)

(604) 689-1659
(Registrant’s Telephone Number, including Area Code)

__________________________________________________________________
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

Number of shares of issuer’s common stock outstanding at August 10, 2007: 39,159,087 Transitional Small Business format (check one): [   ] Yes   [X] No

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006

Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006 and Accumulated from May 26, 1999 (Date of inception) to June 30, 2007

Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006

Notes to the Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Item 3.	Controls and Procedures

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3.	Defaults Upon Senior Securities.

Item 4.	Submission of Matters to Vote of Security Holders.

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Uranerz Energy Corporation
(An Exploration Stage Company)

June 30, 2007

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	June 30,	December 31,
	2007	2006
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	15,157,932	12,293,890
Amounts receivable	116,449	–
Prepaid expenses and deposits (Note 6)	215,486	74,870
Total Current Assets	15,489,867	12,368,760
Property and Equipment (Note 3)	292,298	123,236
Total Assets	15,782,165	12,491,996

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	423,125	169,688
Accrued liabilities	42,079	9,074
Current portion of loan payable (Note 5)	30,226	–
Due to related parties (Note 6)	50,217	200,047
Total Current Liabilities	545,647	378,809
Loan Payable (Note 5)	68,188	–
Total Liabilities	613,835	378,809
Commitments and Contingencies (Notes 1, 4 and 10)
Stockholders’ Equity
Preferred Stock, 10,000,000 shares authorized, $0.001 par value;
No shares issued and outstanding	–	–
Common Stock, 100,000,000 shares authorized, $0.001 par value;
39,159,087 and 34,560,338 shares issued and outstanding, respectively	39,159	34,560
Additional Paid-in Capital	36,893,589	23,777,517
Common Stock Subscribed (Note 7 (c))	15,000	–
Accumulated Other Comprehensive Income	540	542
Deficit Accumulated During the Exploration Stage	(21,779,958)	(11,699,432)
Total Stockholders’ Equity	15,168,330	12,113,187
Total Liabilities and Stockholders’ Equity	15,782,165	12,491,996

(The accompanying notes are an integral part of these consolidated financial statements.)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
(Unaudited)

	Accumulated From
	May 26, 1999	Three Months		Six Months
	(Date of Inception)	Ended		Ended
	to June 30,	June 30,		June 30,
	2007	2007	2006	2007	2006
	$	$	$	$	$

Revenue	–	–	–	–	–
Expenses
Depreciation	33,760	10,664	3,022	18,155	3,545
Foreign exchange	10,378	4,382	2,777	5,217	4,859
General and administrative (Note 6)	16,267,666	927,765	1,468,111	5,797,995	4,447,001
Mineral property expenditures	6,309,666	826,812	176,318	4,633,413	531,914
Total Operating Expenses	22,621,470	1,769,623	1,650,228	10,454,780	4,987,319
Operating Loss	(22,621,470)	(1,769,623)	(1,650,228)	(10,454,780)	(4,987,319)
Other Income (Expense)
Gain on sale of investment securities	79,129	–	–	–	–
Interest income	785,716	197,541	121,324	374,254	121,324
Loss on settlement of debt	(132,000)	–	(8,231)	–	(108,906)
Mineral property option payments received	108,667	–	67,500	–	72,500
Total Other Income (Expense)	841,512	197,541	180,593	374,254	84,918
Net Loss	(21,779,958)	(1,572,082)	(1,469,635)	(10,080,526)	(4,902,401)
Other Comprehensive Income (Loss)
Unrealized gain on investment securities	–	–	19,500	–	19,500
Foreign currency translation adjustment	(540)	(44)	–	2	–
Comprehensive Loss	(21,780,498)	(1,572,126)	(1,450,135)	(10,080,524)	(4,882,901)
Net Loss Per Share – Basic and Diluted		(0.04)	(0.05)	(0.27)	(0.18)

Weighted Average Shares Outstanding		39,082,000	30,115,000	37,682,000	27,278,000

(The accompanying notes are an integral part of these consolidated financial statements.)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	For the Six Months	For the Six Months
	Ended June 30,	Ended June 30,
	2007	2006
	$	$

Operating Activities

Net loss for the period	(10,080,526)	(4,902,401)

Adjustments to reconcile net loss to cash used in operating
activities:
Depreciation	18,155	3,545
Impairment loss on mineral property costs	–	374,092
Investment securities received for option payments	–	(37,500)
Debt settled with options	–	121,363
Loss on settlement of debt	–	108,905
Stock-based compensation	4,606,261	3,841,721

Changes in operating assets and liabilities:
Amounts receivable	(116,424)	–
Prepaid expenses	(96,809)	(34,677)
Accounts payable and accrued liabilities	286,443	(4,320)
Advances payable	–	90,501
Due to related parties	(149,830)	(104,184)

Net Cash Used in Operating Activities	(5,532,730)	(542,955)

Investing Activities
Acquisition of mineral properties	–	(374,092)
Acquisition of subsidiary, net cash paid	–	(48)
Purchase of property and equipment	(88,802)	(73,789)

Net Cash Flows Used In Investing Activities	(88,802)	(447,929)

Financing Activities
Proceeds from issuance of common stock	–	10,754,585
Proceeds from the exercise of options	153,900	–
Proceeds from the exercise of common share purchase warrants	8,316,678	22,500
Proceeds from common stock subscribed	15,000	–
Advances to related parties	–	(15,000)

Net Cash Flows Provided By Financing Activities	8,485,578	10,762,085

Effects of Exchange Rate Changes on Cash	(4)	–

Increase In Cash	2,864,042	9,771,201

Cash - Beginning of Period	12,293,890	1,925,021

Cash - End of Period	15,157,932	11,696,222

Non-cash Investing and Financing Activities
Purchase of equipment with loan payable	98,414	–
Stock options granted to settle debt	–	121,363

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements.)

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2007
(Expressed in US dollars)
(Unaudited)

1.	Nature of Operations

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

The Company has not generated any revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. As at June 30, 2007, the Company has working capital of $14,944,220. Although existing cash resources are currently expected to provide sufficient funds through the upcoming fiscal year, the capital expenditures required to achieve planned principal operations may be substantial. The continuation of the Company as a going concern for a period longer than the upcoming fiscal year is dependent upon the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations.

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

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-QSB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-KSB filed on April 2, 2007 with the SEC.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at June 30, 2007, and the consolidated results of its operations and consolidated cash flows for the three and six months ended June 30, 2007 and 2006. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for future quarters or the full year.

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
June 30, 2007
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	e)	Property and Equipment

Property and equipment consists of computer hardware, office equipment and field equipment, is recorded at cost and is depreciated on a straight line basis over five years.

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

At June 30, 2007, the Company has incurred only acquisition and exploration costs which have been expensed. During the six months ended June 30, 2007, mineral property acquisition costs totalling $3,216,904 and exploration costs of $1,416,509 were expensed. During the prior year, the Company initially capitalized mineral property acquisition costs and performed an impairment analysis at each fiscal quarter end.

	g)	Financial Instruments

The fair values of cash, amounts receivable, accounts payable, accrued liabilities, amounts due to related parties and loan payable approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash in excess of federally insured amounts. To date, the Company has not incurred a loss relating to this concentration of credit risk.

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
June 30, 2007
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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the six month periods ended June 30, 2007 and 2006, the Company’s only components of comprehensive income consisted of foreign currency translation adjustments and an unrealized gain on investment securities.

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
June 30, 2007
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	o)	Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

	p)	Recently Adopted Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

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
June 30, 2007
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	p)	Recently Adopted Accounting Pronouncements

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

3.	Property and Equipment

			June 30,	December 31,
			2007	2006
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Computers and office equipment	99,383	16,414	82,969	47,411
Field equipment	226,676	17,347	209,329	75,825
	326,059	33,761	292,298	123,236

4.	Mineral Properties

a)

On October 30, 2006, the Company entered into an agreement with an officer, who is also a director of the Company (“Related Party”), to use certain geological reports held by the Related Party for the purposes of staking and acquiring potential areas of interest. Under the terms of the agreement, the Company agreed to pay the Related Party the sum of $0.40 for each measured and indicated pound of uranium staked by the Company or a fee of $750 for each claim registered with the Bureau of Land Management, based on the use of the geological reports. This fee is payable to the Related Party in shares of common stock of the Company based on a share price of $2.50 per share. In connection with the issuance of the shares, the Company agreed to grant the Related Party registration rights for the resale of such shares. If the shares are not registered and eligible for resale six months after issuance, the Company shall pay a penalty of an additional 10% of the number of shares issued. As at June 30, 2007 the staking and filings are being assessed and the payment has not been determined.

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

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2007
(Expressed in US dollars)
(Unaudited)

4.	Mineral Properties (continued)

On November 4, 2005, the Company entered into an option and joint venture agreement with a company (the “Optionee”) on the Company’s two mineral prospecting permits. The Optionee can earn a 60% interest in the property by paying the Company Cdn$75,000 in three annual installments of Cdn$25,000 each (Cdn$50,000 received) and incurring Cdn$1,500,000 in exploration expenditures in various stages by May 1, 2008. The Optionee can elect to earn an additional 10% interest by incurring an additional Cdn$1,500,000 by November 1, 2009.

c)

The Company entered into an agreement dated November 18, 2005 to acquire a 100% interest in 10 mining claims located in the Powder River Basin area, Wyoming, in consideration of $250,000 payable in stages to January, 2007 (paid).

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

The Company and Otionee will form a joint venture to conduct further exploration and to develop the properties. The Optionee shall have the right to earn a 50% equity interest in the joint venture during the first phase of the exploration program by managing the property, spending at least $100,000 per year on exploration on the projects and spending the first $750,000 on exploration within three years of inception of the agreement.

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
June 30, 2007
(Expressed in US dollars)
(Unaudited)

4.	Mineral Properties (continued)

(g)

On January 23, 2007, the Company entered into a purchase agreement to acquire three mineral properties consisting of 138 unpatented lode mining claims located in Campbell County, Wyoming at a purchase price of $3,120,000. On February 1, 2007, the Company paid $3,120,000 to the vendor and acquired the mineral properties.

(h) In May, 2007, the Company entered into purchase agreements to acquire several mining leases in Texas for a total purchase price of $46,904.

5.	Loan Payable

	June 30,	December 31,
	2007	2006
Loan payable in 36 monthly installments of $3,084, including
interest, to June 2010. Secured by equipment.	$98,414	$–
Less current portion:	(30,226)	–
	$68,188	$–

Principal repayments for the next four fiscal years are as follows:

2007	$14,812
2008	31,456
2009	34,067
2010	18,079

$98,414

6.	Related Party Transactions

a)

During the six month period ended June 30, 2007, the Company incurred $154,401 (2006 - $120,335) for consulting services and office expenses (included in general and administrative expenses) to companies controlled by a director of the Company. Other general and administrative expenses were reimbursed in the normal course of business. As at June 30, 2007, $26,223 (December 31, 2006 – $58,194) is owing to the director and these companies, which is unsecured, non-interest bearing, and due on demand.

b)

During the six month period ended June 30, 2007, the Company incurred $90,000 (2006 - $83,000) for consulting services (included in general and administrative expenses) to a director who is also an officer. Other general and administrative expenses were reimbursed in the normal course of business. As at June 30, 2007, $nil (December 31, 2006 – $93,853) is owed to this director, which is unsecured, non-interest bearing, and due on demand. As at June 30, 2007, the Company had $18,000 (December 31, 2006 - $nil) in prepaid consulting fees and expenses to this director.

c)

During the six month period ended June 30, 2007, the Company incurred $60,000 (2006 - $48,000) for consulting services (included in general and administrative expenses) to a company controlled by the President of the Company. Other general and administrative expenses were reimbursed to the President in the normal course of business. As at June 30, 2007, $6,741 (December 31, 2006 – $48,000) is owed to the President, which is unsecured, non-interest bearing, and due on demand.

d)

During the six month period ended June 30, 2007, the Company incurred consulting fees of $36,637 (2006 - $4,536) to an entity controlled by an officer of the Company. Other general and administrative expenses were reimbursed to the officer in the normal course of business. As at June 30, 2007, $10,713 (December 31, 2006 – $nil) is owed to this officer, which is unsecured, non-interest bearing, and due on demand.

e)

During the six month period ended June 30, 2007, general and administrative expenses were reimbursed to other directors in the normal course of business. As at June 30, 2007, $6,540 (December 31, 2006 – $nil) is owed to these directors, which is unsecured, non-interest bearing, and due on demand.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2007
(Expressed in US dollars)
(Unaudited)

7.	Common Stock

	a)	During the six month period ended June 30, 2007, the Company issued 4,481,749 shares of common stock pursuant to the exercise of common share purchase warrants for proceeds of $8,316,678.

	b)	During the six month period ended June 30, 2007, the Company issued 117,000 shares of common stock pursuant to the exercise of stock options for proceeds of $153,900.

	c)	At June 30, 2007 the Company had received $15,000 of subscriptions for the issuance of 20,000 shares of common stock issued pursuant to stock options exercised..

8.	Stock-based Compensation

The Company adopted a Stock Option Plan dated November 7, 2005 under which the Company is authorized to grant stock options to acquire up to a total of 10,000,000 shares of common stock. At June 30, 2007, the Company had 5,545,360 shares of common stock available to be issued under the Plan.

In February 2007, the Company granted stock options to employees and consultants to acquire 300,000 common shares at exercise prices of $3.45 to $3.69 per share exercisable for 5 years. In January, 2007 the Company granted stock options to directors, officers, employees and consultants to acquire 1,470,000 common shares at an exercise price of $3.20 per share exercisable to January 6, 2011. During the six month period ended June 30, 2007, the Company recorded stock-based compensation of $4,574,038 as general and administrative expense.

The fair value for stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the six month periods ended June 30, 2007 and 2006 were $2.98 and $2.50 per share, respectively. The weighted average assumptions used are as follows:

	Six Months Ended
	June 30,	June 30,
	2007	2006

Expected dividend yield	0%	0%
Risk-free interest rate	4.83%	4.4%
Expected volatility	177%	239%
Expected option life (in years)	2.99	2.5

The total intrinsic value of stock options exercised during the periods ended June 30, 2007 and 2006 were $459,780 and $22,400 respectively.

The following table summarizes the continuity of the Company’s stock options:

			Weighted-
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value

Outstanding, December 31, 2006	2,545,000	$ 1.01

Granted	1,770,000	$ 3.25
Exercised	(117,000)	$ 1.32

Outstanding, June 30, 2007	4,198,000	$ 1.95	4.05	$ 13,280,430

Exercisable, June 30, 2007	3,910,500	$ 1.83	3.97	$ 12,812,180

On February 1, 2007, the Company issued 50,000 share purchase warrants to a consultant, exercisable at $3.69 per share on or before February 1, 2008. The fair value of warrants issued was estimated at the date of grant to be $116,700 using the Black-Scholes option-pricing model assuming an expected life of 1 year, a risk-free rate of 4.86%, an expected volatility of 103% and no expected dividends. The fair value of these share purchase warrants was approximately $1.50 per share. During the six month period ended June 30, 2007, the Company recognized stock-based compensation of $75,140, of which $31,308 was charged to operations as general and administrative expense, and the balance of $43,832 was recorded as prepaid expense, to be amortized over the remaining term of the agreement.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2007
(Expressed in US dollars)
(Unaudited)

8.	Stock-based Compensation (continued)

A summary of the status of the Company’s nonvested shares as of June 30, 2007, and changes during the six month period ended June 30, 2007, is presented below:

		Weighted
		Average
	Number of	Grant Date
Nonvested shares	Shares	Fair Value

Nonvested at January 1, 2007	–	–

Granted	1,770,000	$2.98
Vested	(1,482,500)	$2.98

Nonvested at June 30, 2007	287,500	$2.99

As at June 30, 2007, there was $704,047 of total unrecognized compensation cost related to nonvested share- based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.50 years.

9.	Share Purchase Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

		Weighted
		Average
		Exercise
	Number	Price

Balance, December 31, 2006	4,697,849	$1.86

Issued	50,000	$3.69
Expired	(100,000)	$2.25
Exercised	(4,481,749)	$1.86

Balance June 30, 2007	166,100	$2.86

As at the June 30, 2007, the following common share purchase warrants were outstanding:

Number of	Exercise
Warrants	Price	Expiry Date
50,000	$ 3.69	February 1, 2008
116,100	$ 2.50	March 3, 2008

166,100

As at June 30, 2007, there was $43,832 of prepaid consulting cost related to warrants. That cost is expected to be recognized over the seven months ended January 31, 2008.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2007
(Expressed in US dollars)
(Unaudited)

10.	Commitments

a)

Effective January 1, 2007 the Company amended its September 1, 2005 office and administration services agreement with a company controlled by a director, for a revised amount of $13,800 (Cdn$15,500) per month, for a three-year term expiring on August 31, 2008. Future payments for the next two fiscal years are as follows:

2007	$82,800
2008	110,400
$193,200

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

Plan of Operation

Our Business

We are an exploration stage company engaged in the acquisition, exploration and, if warranted, development of uranium properties. We own interests in properties in Wyoming and Texas, USA; Saskatchewan, Canada; and Mongolia. We are principally focused on the exploration of our projects in the Powder River Basin area of Wyoming. We have entered into joint venture agreements for each of our Saskatchewan and Mongolia properties whereby the joint venture partner for each property can earn an ownership interest in the property in exchange for exploration and development expenditure commitments and/or cash and equity consideration. We have also joint ventured our uranium projects in the Great Divide Basin area of Wyoming. We anticipate that our joint venture partners will conduct exploration of our Wyoming Great Divide Basin, Saskatchewan and Mongolian mineral properties. We plan to maintain, explore and, if warranted, develop our projects in the Powder River Basin area of Wyoming.

Because of the long lead times for environmental permitting of mining operations in North America, we have started collecting environmental baseline data on two of our properties in the Powder River Basin area of Wyoming that we feel may have the potential, based on data in our possession, of being developed into commercial in-situ recovery uranium mines.

We hold interests in the following mineral properties:

Name of Property	Location
State Mineral Leases, Federal Mining Claims and Private (Fee) Mineral	Powder River Basin, Wyoming, USA
State Mineral Leases, and Federal Mining Claims (option and joint venture agreement in place)	Great Divide Basin, Wyoming, USA
Mineral Prospecting Permits (option and joint venture agreement in place)	Saskatchewan, Canada
Eight Exploration Licenses (option and joint venture agreement in place)	Mongolia
Private (Fee) Mineral Leases	Texas

Our plan of operations is to carry out exploration of our Wyoming Powder River Basin properties while our joint venture partners will be responsible for carrying out exploration of our Wyoming Great Divide Basin, Saskatchewan, and Mongolia properties. The information regarding the location and access for our Saskatchewan, Mongolian and Wyoming properties, together with the history of operations, present condition and geology of each of our properties, is presented in Item 2 of our Annual Report on Form 10-KSB for the year ended December 31, 2006 under the heading “Description of Properties”, previously filed with the Securities and Exchange Commission (“SEC”) April 2, 2007.

All of our projects are at the exploration stage and there can be no assurance that a commercially viable mineral deposit, or reserve, exists on any of our properties until appropriate exploratory work is done and a comprehensive evaluation based on such work concludes legal and economic feasibility. Further exploration will be required before a final evaluation as to the economic and legal feasibility of mining of any of our properties is determined. There is no assurance that further exploration will result in a final evaluation that a commercially viable mineral deposit exists on any of our mineral properties. We anticipate that we will require additional financing in order to pursue full exploration of these claims. We do not have sufficient financing to undertake full exploration and, if warranted, development of our mineral claims at present and there is no assurance that we will be able to obtain the necessary financing. Because of the long lead times for environmental permitting of mining operations in North America, we have started collecting environmental baseline data and commenced the development permitting process on two of our properties in Powder River Basin area of Wyoming that we feel may have the potential, based on data in our possession, of being developed into commercial in-situ recovery uranium mines. However, we have not at this stage completed any comprehensive feasibility studies on these properties demonstrating that development of the properties is commercially warranted. Proceeding with these advanced activities prior to completing detailed feasibility analysis adds risk to our plan of operations and we may incur costs which might not otherwise have been incurred.

Wyoming

We have several projects in the Great Divide and Powder River Basin areas of Wyoming. We plan to maintain, explore and, if warranted, develop our projects in the Powder River Basin area of Wyoming. We have joint ventured our uranium projects in the Great Divide Basin area of Wyoming. Each of these projects comprises several federal mineral claims, state mineral leases, or private fee mineral properties. In some cases the projects will comprise a combination of state leases and private or federal mineral claims. Our projects located in the Powder River Basin area of Wyoming include the Nichols Ranch, East Nichols, North Nichols, Hank, Doughstick, West North Butte, Collins Draw, Verna Ann, Niles Ranch, Willow Creek, C-Line, North Rolling Pin, Reno Creek North, and Reno Creek South. Within a seven mile radius of the Nichols Ranch project we hold mineral rights which are planned for development as part of the Nichols Ranch Project. This project area is referred to as the “Powder River ISR Complex”, and includes the

Nichols Ranch, East Nichols, North Nichols, Hank, Doughstick, West North Butte, Collins Draw, Willow Creek, C-Line, and North Rolling Pin.

Exploration History - Nichols Ranch Uranium Project

The Nichols Ranch property was originally part of a large exploration area encompassing Townships 33 through 50 North of Ranges 69 through 79 West, on the 6th principle meridian. In 1966, Mountain West Mines Inc. (MWM - now Excalibur Industries) began a successful drilling exploration program in this area. In 1967, MWM entered into an agreement with Cleveland-Cliffs Iron Company (CCI) for further exploration and option if the suitable resources were found. CCI exercised its option in 1976 with plans to begin underground mining operations in the vicinity of North Butte, approximately 6 and one-half miles northeast of Nichols Ranch. Changing economic conditions and the development of in-situ mining technology ended much of CCI’s interest in the area. By the late 1980’s they began selling select properties or allowing them to revert back to the federal government.

Between 1968 and 1980 CCI drilled 117 holes and installed 3 water wells on the Nichols Ranch property. Texas Eastern Nuclear Inc. in 1985 completed limited drilling and exploration on the property and in early 1990’s Rio Algom Co. also completed limited drilling in the area. In December 2005, we purchased the Nichols Ranch claims group as part of a 6 property agreement to option from Excalibur Industries. We then expanded the properties by staking additional claims in the immediate and surrounding areas. In 2007 we had a Technical Report prepared to independently address the geology and uranium mineralization within our mineral holdings known as the Nichols Ranch Uranium Project.

Present Condition of Property - Nichols Ranch Uranium Project

There are no pre-existing mineral processing facilities or related wastes on the property. In order to conduct exploratory drilling of the property, we were required to obtain permits (License to Explore) from the State of Wyoming Department of Environmental Quality, Land Quality Division, (WDEQ/LQD) and mine development would require a number of permits depending on the type and extent of development, the major permit being the actual mining permit issued by the WDEQ/LQD. Mineral processing for uranium would require a source materials license from the US Nuclear Regulatory Commission (USNRC).

Infrastructure at the site is dominantly related to local oil, gas, and coal bed methane development. The site is located only 10 miles north of Wyoming Highway 387, and 12 miles west of the junction of Wyoming Highway 50. The proximity of the site to paved roads will be beneficial with respect to transportation of equipment, supplies, personnel and products to and from the site. Cleveland Cliffs Iron Company established 3 water supply/monitoring wells on site to support its exploration activities in the 1970’s and 1980’s. Electrical power and natural gas transmission lines are located within or immediately adjacent to the site. Thus, the basic infrastructure necessary to support an ISR mining operation, power, water and transportation, is located within reasonable proximity of the site. Typical ISR mining operations also require a disposal well for limited quantities of fluids that cannot be returned to the production aquifers. Commonly oil and gas wells within aquifers that have been or can be condemned for public use are utilized for such purposes. Oil and gas wells, both abandoned and producing, are located in the immediate vicinity of the site and nearby ISL operations such as Areva’s Christensen Ranch and Irigary Mines have disposal wells.

Adjacent Properties

Within a 7 miles radius of Nichols Ranch we hold mineral rights to over 11,500 acres which are planned for development as part of the development for the Nichols Ranch Project. These lands are within the historic Pumpkin Buttes Mining District and have the potential for mineralization in the Wasatch Formation. The following table summarizes our land holding in the vicinity of Nichols Ranch.

Property	Township	Range	No. Claims	~ Acreage
Doughstick	T43N	R76W	45	900
Collins Draw	T42/43N	R76W	58	1160
State Lease	T43N	R76W	NA	640
North Rolling Pin	T43N	R76W	40	800
Hank	T43N	R75W	38	760
C-Line	T43N	R75W	40	800
Willow Creek	T44N	R76W	11	220
West North Butte	T44N	R76/75W	131	2620
East Nichols	T43N	R76W	70	1400
North Nichols	T43/44N	R76W	113	2260
TOTAL			546	11,560

Additional Properties(not included in above table)

On May 18, 2007 we announced the staking of 222 additional federal mining claims, on June 12, 2007 we announced the acquisition of an additional 349 federal lode mining claims, and on July 19, 2007 we announced the staking of an additional 123 federal lode mining claims, all in the area of the Pumpkin Buttes mining district of Wyoming's Powder River basin. We selected prime areas we believe will contain oxidation-reduction geochemical (roll) fronts as well as uranium-mineralized areas not currently claimed by others. The staking is based on historic geological data, together with our exploration results from last year, as well as data obtained from recent drilling. Some of these claims may have already been included in the Technical Report. It is expected that any new claim areas acquired within this project area will become part of the Powder River ISR Complex.

Environmental Permitting

Because of the long lead times for environmental permitting of mining operations in North America, we have started collecting environmental baseline data on two of our properties in the Powder River Basin area of Wyoming that we feel have the potential, based on data in our possession, of being developed into commercial in-situ recovery uranium mines. . However, we have not at this stage completed any comprehensive feasibility studies on these properties demonstrating that development of the properties is commercially warranted. Proceeding with these advanced activities prior to completing detailed feasibility analysis adds risk to our plan of operations and we may incur costs which might not otherwise have been incurred.

In May of 2006, we made the decision to initiate preparation of the environmental permit applications for two of our properties, the Hank and the Nichols Ranch projects, in the central Powder River Basin of Wyoming. Historical exploration drill hole information was included with the acquisition of these projects. Approval of the environmental permit applications is expected to allow us to proceed with commercial development of the two properties leading to production of yellowcake using the in-situ recovery (ISR) method of uranium mining should it be determined that development is warranted. It is currently contemplated that the main production facility would be located at the Nichols Ranch property, and the Hank property would have a satellite facility providing uranium-loaded resin or enriched eluate to the main facility.

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

We have engaged TRC Mariah Associates based in Laramie, Wyoming as the prime contractor for performing the several environmental baseline studies. Hydro Engineering from Casper, Wyoming has been engaged to perform the necessary aquifer pump tests, and prepare the hydrology section of the environmental permit applications. Environmental surveys such as vegetation, soils, wildlife, cultural resources, radiation and water quality are either on-going or have been completed. For those surveys that have been completed, reports are being prepared in 2007 in a format acceptable to the DEQ and NRC.

We have completed installing hydrologic test wells at the Hank and Nichols Ranch properties. These test wells were installed in order to perform aquifer pump tests. Core samples of the deposit were also taken while installing the test wells in connection with the radiation environmental studies. The pump tests are used to demonstrate that the aquifers are confined, and to test the permeability of the mineralized sandstone unit for both feasibility and permitting purposes. The Wyoming DEQ has approved Uranerz Energy's plans for the hydrologic testing of the uranium-mineralized confined aquifers. The hydrologic test wells were installed in accordance with our approved plans. Uranerz Energy is collecting ground water samples at water wells in the region, and has reached an agreement with Cameco Corporation's wholly-owned US subsidiary, Power Resources Inc., to sample some of their monitor wells located on adjacent uranium properties.

Mine planning for both the Hank and Nichols Ranch properties is underway. Our target date for submitting the environmental permit applications to the state and federal agencies is the second half of 2007.

Planned Exploration

We estimate that we will spend approximately $1.4 million on exploration and permitting work related to all our Wyoming properties during 2007. This estimate will expand proportionately as additional properties are acquired.

Other Powder River Basin Projects

Through a combination of claim staking, purchasing, and leasing we also have several projects within the Powder River Basin but outside of the Powder River ISR Complex. These include the Verna Ann, Niles Ranch, Reno Creek North, and Reno Creek South projects. In general, these projects are located in sandstone basins of Cretaceous or Tertiary age with known uranium mineralization. However, we have not yet completed exploration work on these projects.

Great Divide/Red Desert Properties

On June 7, 2006, we entered into an agreement with Black Range Minerals Limited (“Black Range”) on two of our exploration projects (the “projects”) located within the Red Desert area of southwest Wyoming. This formal agreement followed a strategic alliance agreement entered into between us and Black Range on May 18, 2006.

Under the terms of the agreement, we and Black Range agreed to form a joint venture to conduct further exploration and to develop the properties under the following conditions:

Stage 1

Under the terms of the joint venture Black Range shall have the right to earn a 50% equity interest in the joint venture by managing and meeting the first $750,000 in exploration expenditures on the projects, at no cost to us, including land holding costs such as maintenance fees, lease costs etc.

Black Range is obliged to spend at least $100,000 per year on exploration on the projects and to spend the first $750,000 on exploration within three (3) years of inception of the joint venture agreement. Once Black Range has spent $750,000 on the projects, our equity interest in the joint venture shall reduce to 50% and Black Range’s equity interest shall increase to 50%.

Stage 2

On completion of the first phase of the exploration program, should we elect not to contribute to the costs of the second phase of expenditure on a pro-rata basis, then Black Range shall have the right to earn a further 1% interest in the joint venture for every $25,000 spent on the projects to a maximum interest in the joint venture of 70% (by spending $500,000). On completion of the first phase of the exploration program, should Black Range elect not to contribute to the cost of the second phase of expenditure on a pro-rata basis, then we shall have the right to earn a further 1% interest in the joint venture for every $25,000 spent on the Projects, to a maximum interest in the joint venture of 70% (by spending $500,000).

Stage 3

On completion of the second phase of expenditure, should we elect not to contribute to all further expenditure on a pro-rata basis, then Black Range shall have the right to earn a further 1% interest in the joint venture for every $25,000 spent on the Projects to a maximum interest in the joint venture of 100% (by spending $750,000). We would be awarded a 6% royalty for their contribution up to that point.

On completion of the second phase of expenditure, should Black Range elect not to contribute to all further expenditure on a pro-rata basis, then we shall have the right to earn a further 1% interest in the joint venture for every $25,000 spent on the projects to a maximum interest in the joint venture of 100% (by spending $750,000). Black Range would be awarded a 6% royalty for their contribution up to that point.

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

Since we have signed an agreement to joint venture our Cochrane River property with Triex, Triex will be the operator of the exploration programs for this joint venture. Any exploration undertaken by Triex will be at its expense under the terms of the joint venture agreement. There is no assurance that Triex will make the cash payments or undertake the full amount of the exploration expenditures necessary for it to earn an interest in our Saskatchewan properties.

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

A follow-up ground exploration program commenced in August, 2006, to focus on grid-based and lakeshore prospecting and geological mapping, as well completing an extensive lake sediment survey facilitated by a Bell 206 helicopter equipped with floats. Recent advances in the understanding and modeling of the structural geometries of basement-hosted uranium deposits in the Athabasca Basin, such as Millennium, Sue C and Eagle Point, were applied to advance targets. Additional geophysical and remotely sensed data sets have been acquired from the public and private domain and integrated into the existing project GIS database in order to facilitate a detailed lineament analysis and integrated structural study which is focused on the potential for structurally controlled uranium deposits.

Ground-based resistively surveys were completed which follows up on key targets identified from helicopter-borne DIGHEM V geophysical surveys (EM and magnetic) flown in January 2006.

During September, 2006, a program consisted of a lake sediment sample program covering both permits MPP 1237 and 1238 as well as some prospecting and mapping designed primarily as a ground truth of the 2006 DIGHEM V airborne magnetic/EM survey. A total of 390 lake sediment samples were taken. The approximate density of sampling was 1 per 1.5 sq. km.

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

The defined terms, “measured mineral resources,” “indicated mineral resources,” and “inferred mineral resources” used in this quarterly report have the meanings set forth in National Instrument 43-101, Standards of Disclosure for Mineral Projects (“NI 43-101”), which provides guidelines for use of the terms “mineral resource” and “ mineral reserve” which are Canadian mining terms defined in accordance with the guidelines set out in the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”) Standards on Mineral Resources and Mineral Reserves Definitions and guidelines adopted by the CIM. The definitions of proven and probable reserves used in NI 43-101 differ from the definitions in the United States Securities and Exchange Commission’s Industry Guide 7. In the United States, a mineral reserve is defined as a part of a mineral deposit, which could be economically and legally extracted or produced at the time the reserve determination is made. Accordingly, descriptions of mineral deposits in accordance with NI 43-101 may not be comparable to similar information made public by other U.S. companies under the United States federal securities laws and the rules and regulations hereunder.

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

Bluerock’s staff in Mongolia reviewed the results of its 2006 exploration efforts and has developed a program for 2007 that includes some follow-up geophysical work, but is focused primarily on drill testing to expand the knowledge related to historical uranium information and to delineate uranium anomalies discovered last year. Additional information on the planned 2007 drilling program is discussed in the following sections.

In 2007 Bluerock started drilling on our Ulaan Nuur uranium projects in Mongolia. The drilling program is focused on three separate licenses located south of Ulaanbaatar in the Ulaan Nuur Depression. Based on Phase I geological data and discussions with on site geologists, Bluerock has increased the planned metres of drilling from 3,000 metres to 4,000 metres.

Khavtsal:

Drilling on the Khavtsal License is to focus on expanding the known uranium mineralization to the north and south of the historic Khavtsal mineralization. Geophysical surveys, completed in the first phase of the 2007 program, defined deeper basinal targets and interpreted fault structures that present newly defined targets for this expansion drilling.

Tolgod:

Drilling on the Tolgod License will focus on untested basinal targets associated with radiometric anomalies in both geophysical surveys and ground water studies.

Khudgiin Us:

Drilling on the Khudgiin Us License is designed to locate the northern extension of known uranium mineralization in the Ulaan Nuur historic uranium anomaly. Results of 2007 geophysical surveys completed by Bluerock have been incorporated into the drill planning for the project to ensure full coverage of the basinal targets.

Following the completion of the Khudgiin Us program the drill rigs and camp will be moved to our Central Gobi uranium projects and the continuation of Bluerock’s 2007 Mongolian JV uranium exploration program.

Samples from the 2007 Mongolian drilling programs will be prepared and analyzed by Activation Laboratories, (Actlabs) of Ancaster Ontario, at their lab in Ulaanbaatar, Mongolia. Rock preparation will consist of crushing and pulverising to 85% passing 75 micron mesh. Uranium results will be analyzed by XRF. All samples of interest, plus 10% of the remainder are planned to be shipped to Canada by Actlabs, for ICP-MS verification at their Ancaster facility.

Texas

On July 16, 2007 we announced the completion of an initial leasing program of approximately 8000 acres in the State of Texas. Based on geologic reports and more than 90 drill holes, these 8000 acres are believed to cover a northeast-southwest uranium mineralization trend.

We made the decision to widen our operations into the State of Texas given the possibility of in-situ recovery mining as evidenced by the existence of at least two successful uranium mines currently operating in that State.

Plans are being made to begin drilling this property next winter after the Wyoming drilling season is completed. Initial drilling programs will be designed to evaluate the presence of the uranium mineralization and to obtain core samples for extraction testing procedures to determine the potential for in-situ recovery mining.

The Texas project is presently not considered a material property and will not be considered a material property until more data and information on the project can be obtained.

Summary of Cash Requirements

We plan to carry out exploration, environmental and design expenditures described above, over the next twelve months. Equipment additions will cost approximately $500,000. In addition, we anticipate spending approximately $350,000 for ongoing general and administrative expenses per month for the next twelve months. The general and administrative expenses for the year will consist primarily of salaries for our senior officers, staff salaries, consulting fees, and professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as investor relations and general office expenses. We do not anticipate any significant changes in our number of employees.

Mineral property acquisitions, if any, will be additional expenditures and dependent upon opportunities that may arise. Mineral property acquisition costs totaled $3,217,000 in the six months ended June 30, 2007.

We had cash in the amount of $15,157,932 and working capital of $14,944,220 as of June 30, 2007. Accordingly, we have sufficient funds with which to pursue our plan of operations over the next twelve months. We intend to focus most of our exploration efforts in Wyoming, as discussed above.

During the twelve month period following the date of this quarterly report, we anticipate that we will not generate any revenue. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock and share purchase warrants. Our exploration plans will be continually evaluated and modified as exploration and environmental results become available. Modifications to our plans will be based on many factors including results of exploration, assessment of data, weather conditions, exploration costs, the price of uranium and available capital. Further, the extent of exploration programs that we undertake will be dependent upon the amount of financing available to us.

Results of Operations

Three-month period ended June 30, 2007 compared to three-month period ended June 30, 2006

Revenue and Operating Expenses

We have not earned any revenues to date and we anticipate that we will not generate any revenues during the twelve month period following the date of this quarterly report.

We incurred total operating expenses of $1,769,623 for the three-month period ended June 30, 2007, as compared to $1,650,228 for the corresponding period in 2006. The increase of operating expenses in the amount of $119,395 (or 7%) was primarily contributed by a reduction in stock based compensation included in general and administrative and a $650,494 increase in mineral property expenditures.

We had no financing expense for the three-month period ended June 30, 2007. We earned $197,541 of interest income for the three-month period ended June 30, 2007 as compared to $121,324 for the corresponding period in 2006. This income resulted from short term investments.

Net loss for the three-month period ended June 30, 2007 was $1,572,082, as compared to $1,469,635 for the corresponding period in 2006, an increase of $102,447.

Six-month period ended June 30, 2007 compared to six-month period ended June 30, 2006

Revenue and Operating Expenses

We have not earned any revenues to date and we anticipate that we will not generate any revenues during the twelve month period following the date of this quarterly report.

We incurred total operating expenses of $10,454,780 for the six-month period ended June 30, 2007, as compared to $4,987,319 for the corresponding period in 2006. The increase of operating expenses reflects our incurring general and administrative expenses and mineral property expenditures during our organizational development and expansion of operations. The $1,350,994 increase in general and administrative expenses includes a $764,540 increase in stock-based compensation and the $4,101,499 increase in mineral property expenditures includes property acquisition costs of $3,216,904.

We had no financing expense for the six-month period ended June 30, 2007. We earned $374,254 of interest income for the six-month period ended June 30, 2007 as compared to $ 121,324 for the corresponding period in 2006. This income resulted from short term investments.

Net loss for the six-month period ended June 30, 2007 was $10,080,526, as compared to $4,902,401 for the corresponding period in 2006. This increase of $5,178,125 mainly resulted from the $764,540 increase of stock based compensation included in general and administrative expenses and $4,101,499 increase in mineral property expenditures during the reporting period.

Liquidity and Capital Reserve

At June 30, 2007, we had cash of $15,157,932, as compared to the ending cash balance of $12,293,890 as at December 31, 2006.

Net cash used in operating activities was $5,532,730 for the six-month period ended June 30, 2007, compared to $542,955 for the corresponding period in 2006. The increase in net cash used in operations reflects the $4,101,499 increase in mineral property expenditures which includes property acquisition costs of $3,216,904.

Net cash provided by financing activities amounted to $8,485,578 for the six-month period ended June 30, 2007, primarily from the exercise of common share purchase warrants, compared to $10,762,085 for the corresponding period in 2006 when we completed two significant private placements of common stock.

As of June 30, 2007, total current assets exceeded total current liabilities by $14,944,220 compared to $11,989,951 at December 31, 2006.

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

Estimated future removal and site restoration costs, when determinable are provided over the life of proven reserves on a units-of-production basis. Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards. Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred. At June 30, 2007, the Company has incurred only acquisition and exploration costs which have been expensed. During the six months ended June 30, 2007, mineral property acquisition costs totalling $3,216,904 and exploration costs of $1,416,509 were expensed. During the prior year, the Company initially capitalized mineral property acquisition costs and performed an impairment analysis at each fiscal quarter end.

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

Contractual Obligations

The Company has had no material changes to its contractual obligations as disclosed in the Company’s 2006 Annual Report on Form 10-KSB and the Financial Statements at June 30, 2007 provided herein.

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

Changes in Internal Controls over Financial Reporting

During our most recently completed fiscal quarter ended June 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

During the six month period ended June 30, 2007, the Company issued 4,481,749 shares of common stock pursuant to the exercise of common share purchase warrants for proceeds of $8,316,678. These warrants were exercised by, and the underlying common shares issued to, or for the account or benefit of, Non-“U.S. Persons” (as that term is defined in Rule 902 of Regulation S under the Securities Act) outside the United States in “off-shore transactions” (as that term is defined in Rule 902 of Regulation S under the Securities Act) that are exempt from the registration requirements of the Securities Act pursuant to Rule 903 of Regulation S under the Securities Act.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held an Annual General Meeting of Stockholders on June 19, 2007. The following matters were presented and approved:

1.	The election of the Nominees to the Company’s Board of Directors.
2.	The Company’s Amended and restated By-laws.
3.	The Company’s 2005 Nonqualified Stock Option Plan.
4.	The Company’s 2006 audited financial statements.
5.	The appointment of the Company’s independent public accounting firm.

Information relating the results of the Annual General Meeting of Stockholders can be found under Item 8.01 in the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 25, 2007 and available at www.sec.gov.

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are attached to this Quarterly Report on Form 10-QSB:

Exhibit
Number	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws, as amended (1)

3.3	Articles of Amendment (3)

4.1	Share Certificate (1)

10.1	Office and Administration Services Agreement between the Company and Senate Capital Group Inc. dated September 1, 2005 (2)

10.2	Agreement for Services between the Company and Highlands Capital, Inc. dated November 1, 2005 (2)

10.3	Financial Public Relations Agreement between the Company and Accent Marketing Ltd. dated November 1, 2005(2)

10.4	Mineral Property Purchase Agreement between the Company and Ubex Capital Inc. dated April 26, 2005(2)

10.5	Joint Venture Agreement between the Company and Triex Minerals Corporation dated November 4, 2005(2)

10.6	Consulting Agreement between the Company and Ubex Capital Inc. for management and consulting services (2)

10.7	Consulting Agreement between Catchpole Enterprises and the Company (3)

10.8	Joint Venture Agreement between the Company and Bluerock Resources Ltd. (3)

10.9	Option and Purchase Agreement for federal mining claims in Wyoming (3)

10.10	Agreement to Purchase ten mining claims in Wyoming (3)

10.11	2005 Stock Option Plan (4)

10.12	Mr. George Hartman letter agreement. (3)

10.13	Black Range Minerals Agreement dated June 7, 2006 (5)

10.14	Amendment to Joint Venture Agreement dated September 12, 2006 between the Company and Bluerock Resources Ltd. (6)

10.15	Agreement dated February 1, 2007 between the Company and Robert C. Shook to acquire three projects separate uranium projects located in northeast Wyoming, in central Power River Basin (7) (8)

10.17	Christensen Ranch Agreement dated October 30, 2006 between the Company and George Hartman (9) (10)

10.18	Amendment Agreement dated January 1, 2007 between the Company and Ubex Capital Inc. (10)

Exhibit
Number	Description

10.19	Amendment Agreement dated January 1, 2007 between the Company and Catchpole Enterprises Inc. (10)

10.20	Amendment Agreement dated January 1, 2007 between the Company and Senate Capital Group Inc. (10)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act (10)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (10)

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (10)

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (10)

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form SB-2 filed March 15, 2002
(2)	Previously filed as an exhibit to the Quarterly Report on Form 10-QSB filed November 21, 2005
(3)	Previously filed as an exhibit to the Annual Report on Form 10-KSB filed April 14, 2006
(4)	Filed as an exhibit to our Registration Statement on Form S-8 filed with the SEC on November 21, 2005.
(5)	Previously filed as an exhibit to the Quarterly Report on Form 10-QSB filed August 15, 2006
(6)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed November 13, 2006.
(7)	As reported in two separate Current Reports on Form 8-K filed on February 8, 2007.
(8)	Filed as an exhibit to our Annual Report on Form 10-KSB filed on April 2, 2007
(9)	As reported in Current Report on Form 8-K filed on November 2, 2006.
(10)	Filed as an exhibit to this Quarterly Report on Form 10-QSB.

SIGNATURES

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

URANERZ ENERGY CORPORATION

By: /s/ Benjamin Leboe	By: /s/ Glenn Catchpole
Benjamin Leboe, Chief Financial Officer and	Glenn Catchpole, President and Principal Executive
Corporate Secretary	Officer, Director
Date: August 13, 2007	Date: August 13, 2007