Form 10QSB
period 2007-09-30
URANERZ ENERGY CORP.
filed 2007-11-13
CIK 1162324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________to____________________

Commission file number: 001-32974

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

Number of shares of issuer’s common stock outstanding at November 10, 2007: 39,224,087

Transitional Small Business format (check one): [ ] Yes [X] No

INDEX

PART I - FINANCIAL INFORMATION		F-i

Item 1.	Financial Statements (unaudited)	F-i

	Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006	F-1

	Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006 and Accumulated from May 26, 1999 (Date of inception) to September 30, 2007	F-2

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006	F-3

	Notes to the Consolidated Financial Statements	F-4

Item 2.	Management’s Discussion and Analysis or Plan of Operation	3

Item 3.	Controls and Procedures	19

PART II - OTHER INFORMATION		20

Item 1.	Legal Proceedings.	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	20

Item 3.	Defaults Upon Senior Securities.	21

Item 4.	Submission of Matters to Vote of Security Holders.	21

Item 5.	Other Information	21

Item 6.	Exhibits	22

SIGNATURES		23

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Uranerz Energy Corporation
(An Exploration Stage Company)

September 30, 2007

F-i

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	September 30,	December 31,
	2007	2006
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	12,967,918	12,293,890
Amounts receivable	71,421	–
Prepaid expenses and deposits	389,653	74,870
Total Current Assets	13,428,992	12,368,760
Mineral Property Reclamation Bonds (Note 4(i))	50,000	–
Property and Equipment (Note 3)	310,400	123,236
Total Assets	13,789,392	12,491,996

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	297,695	169,688
Accrued liabilities	6,486	9,074
Current portion of loan payable (Note 5)	30,835	–
Due to related parties (Note 6)	54,334	200,047
Total Current Liabilities	389,350	378,809
Loan Payable (Note 5)	60,247	–
Total Liabilities	449,597	378,809
Commitments and Contingencies (Notes 1, 4 and 10)
Stockholders’ Equity
Preferred Stock, 10,000,000 shares authorized, $0.001 par value;
No shares issued and outstanding	–	–
Common Stock, 100,000,000 shares authorized, $0.001 par value;
39,204,087 and 34,560,338 shares issued and outstanding, respectively	39,204	34,560
Additional Paid-in Capital	37,233,543	23,777,517
Accumulated Other Comprehensive Income	363	542
Deficit Accumulated During the Exploration Stage	(23,933,315)	(11,699,432)
Total Stockholders’ Equity	13,339,795	12,113,187
Total Liabilities and Stockholders’ Equity	13,789,392	12,491,996

(The accompanying notes are an integral part of these consolidated financial statements.)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
(Unaudited)

	Accumulated From
	May 26, 1999	Three Months		Nine Months
	(Date of Inception)	Ended		Ended
	to September 30,	September 30,		September 30,
	2007	2007	2006	2007	2006
	$	$	$	$	$

Revenue	–	–	–	–	–
Expenses
Depreciation	50,621	16,861	4,283	35,016	7,828
Foreign exchange	15,035	4,657	52	9,874	4,911
General and administrative (Note 6)	17,524,594	1,256,928	507,424	7,054,923	4,954,425
Mineral property expenditures	7,372,499	1,062,833	533,971	5,696,246	1,065,885
Total Operating Expenses	24,962,749	2,341,279	1,045,730	12,796,059	6,033,049
Operating Loss	(24,962,749)	(2,341,279)	(1,045,730)	(12,796,059)	(6,033,049)
Other Income (Expense)
Gain on sale of investment securities	79,129	–	–	–	–
Interest income	973,638	187,922	146,136	562,176	267,460
Loss on settlement of debt	(132,000)	–	–	–	(108,906)
Mineral property option payments received	108,667	–	–	–	72,500
Total Other Income (Expense)	1,029,434	187,922	146,136	562,176	231,054
Net Loss	(23,933,315)	(2,153,357)	(899,594)	(12,233,883)	(5,801,995)
Other Comprehensive Income (Loss)
Foreign currency translation adjustment	363	(177)	626	(179)	626
Unrealized gain on investment securities	–	–	10,000	–	29,500
Comprehensive Loss	(23,932,952)	(2,153,534)	(888,968)	(12,234,062)	(5,771,869)
Net Loss Per Share – Basic and Diluted		(0.05)	(0.03)	(0.32)	(0.20)
Weighted Average Shares Outstanding		39,160,000	31,787,000	38,180,000	28,789,000

(The accompanying notes are an integral part of these consolidated financial statements.)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2007	2006
	$	$

Operating Activities

Net loss for the period	(12,233,883)	(5,801,995)

Adjustments to reconcile net loss to cash used in operating
activities:
Depreciation	35,016	7,828
Impairment loss on mineral property costs	–	439,827
Loss on settlement of debt	–	108,905
Mineral property option received in shares	–	(37,500)
Stock-based compensation	4,870,045	3,841,721

Changes in operating assets and liabilities:
Prepaid expenses	(299,761)	(31,243)
Accounts receivable	(71,396)	(4,345)
Accounts payable and accrued liabilities	125,419	214,608
Due to related parties	(145,713)	23,121

Net Cash Used in Operating Activities	(7,720,273)	(1,239,073)

Investing Activities

Acquisition of mineral properties	–	(439,827)
Acquisition of subsidiary, net cash paid	–	(48)
Purchase of property and equipment	(123,766)	(106,044)
Reclamation bonds	(40,000)	–

Net Cash Flows Used In Investing Activities	(163,766)	(545,919)

Financing Activities

Repayment of loan payable	(7,332)	–
Common stock subscribed	–	29,250
Proceeds from issuance of common shares pursuant to
private placements	–	10,993,850
Share issuance costs	–	(239,265)
Proceeds from the exercise of stock options	248,900	–
Proceeds from the exercise of common share purchase
warrants	8,316,678	42,000
Repayment of related party loans	–	(15,000)

Net Cash Flows Provided By Financing Activities	8,558,246	10,810,835

Effect of Exchange Rate Changes on Cash	(179)	626

Increase In Cash	674,028	9,026,469

Cash - Beginning of Period	12,293,890	1,925,021

Cash - End of Period	12,967,918	10,951,490

Non-cash Investing and Financing Activities

Purchase of equipment with loan payable	98,414	–

Supplemental Disclosures

Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements.)

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2007
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

The Company has not generated any revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate future. As at September 30, 2007, the Company has working capital of $13,039,642. Although existing cash resources are currently expected to provide sufficient funds through the upcoming fiscal year, the capital expenditures required to achieve planned principal operations may be substantial. The continuation of the Company as a going concern for a period longer than the upcoming fiscal year is dependent upon the ability of the Company to obtain necessary financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, and the attainment of profitable operations.

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

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at September 30, 2007, and the consolidated results of its operations and consolidated cash flows for the three and nine months ended September 30, 2007 and 2006. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for future quarters or the full year.

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
September 30, 2007
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

As of September 30, 2007, the Company has incurred only acquisition and exploration costs which have been expensed. During the nine months ended September 30, 2007, mineral property acquisition costs totaling $3,216,904 and exploration costs of $2,479,342 were expensed. During the prior year, the Company initially capitalized mineral property acquisition costs and performed an impairment analysis at each fiscal quarter end.

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
September 30, 2007
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	i)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the nine month periods ended September 30, 2007 and 2006, the Company’s only components of comprehensive income consisted of foreign currency translation adjustments and an unrealized gain on investment securities.

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
September 30, 2007
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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's financial statements.

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

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2007
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	p)	Recently Adopted Accounting Pronouncements (continued)

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

3.	Property and Equipment

			September 30,	December 31,
			2007	2006
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Computers and office equipment	112,545	21,788	90,757	47,411
Field equipment	248,477	28,834	219,643	75,825

	361,022	50,622	310,400	123,236

4.	Mineral Properties

a)

On October 30, 2006, the Company entered into an agreement with an officer, who is also a director of the Company (“Related Party”), to use certain geological reports held by the Related Party for the purposes of staking and acquiring potential areas of interest. Under the terms of the agreement, the Company agreed to pay the Related Party the sum of $0.40 for each measured and indicated pound of uranium staked by the Company or a fee of $750 for each claim registered with the Bureau of Land Management, based on the use of the geological reports. This fee is payable to the Related Party in shares of common stock of the Company based on a share price of $2.50 per share. In connection with the issuance of the shares, the Company agreed to grant the Related Party registration rights for the resale of such shares. If the shares are not registered and eligible for resale six months after issuance, the Company shall pay a penalty of an additional 10% of the number of shares issued. As at September 30, 2007 the physical staking task and the public recording of some 500 federal unpatented mineral claims had been completed. Geologic assessment of these properties is continuing and should be completed by the end of the year.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2007
(Expressed in US dollars)
(Unaudited)

4.	Mineral Properties (continued)

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

e)

On February 17, 2006, as amended on March 16, 2006 and September 8, 2006, the Company entered into a letter agreement to option and joint venture its eight Mongolian projects to another company (the “Optionee”). The Optionee has the right to acquire a 70% interest in the projects in consideration for the following payments:

		(i)	$5,000 upon execution of the letter agreement (received);
		(ii)	$30,000 (received) and 150,000 common shares of the Optionee (received);
		(iii)	$15,000 by October 18, 2006 (received);
		(iv)	$20,000 by October 18, 2007 (received);
		(v)	$25,000 by October 18, 2008; and
		(vi)	$25,000 by October 18, 2009.

In addition, the Optionee must make the following expenditures:

		(i)	$200,000 in year 2006;
		(ii)	$250,000 in year 2007;
		(iii)	$450,000 in year 2008; and
		(iv)	$600,000 in year 2009.

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

	f)	On June 7, 2006, the Company entered into an Agreement with another company (the “Optionee”) on two of the Company’s exploration projects located within the Red Desert area of southwest Wyoming.

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
September 30, 2007
(Expressed in US dollars)
(Unaudited)

4.	Mineral Properties (continued)

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

g)

On January 23, 2007, the Company entered into a purchase agreement to acquire three mineral properties consisting of 138 unpatented lode mining claims located in Campbell County, Wyoming at a purchase price of $3,120,000. On February 1, 2007, the Company paid $3,120,000 to the vendor and acquired the mineral properties.

h)	In May, 2007, the Company acquired several mining leases in Texas for a total purchase price of $46,904.

i)	Reclamation bonds totaling $50,000 are pledged to the State of Wyoming, Department of Environmental Quality, for property reclamation.

5.	Loan Payable

`	September 30,	December 31,
	2007	2006

Loan payable in 36 monthly installments of $3,084, including interest, to June 2010. Secured by the Caterpillar Backhoe
Loader purchased	$91,082	$-

Less current portion:	(30,835)	-

	$60,247	$-

Principal repayments for the next four fiscal years are as follows:

2007	$7,480
2008	31,456
2009	34,067
2010	18,079

$91,082

6.	Related Party Transactions

a)

During the nine month period ended September 30, 2007, the Company incurred $232,977 (2006 – $181,327) for consulting services and office expenses (included in general and administrative expenses) to companies controlled by a director of the Company. Other general and administrative expenses were reimbursed in the normal course of business. As at September 30, 2007, $21,000 (December 31, 2006 – $58,194) is owing to the director and these companies, which is unsecured, non-interest bearing, and due on demand.

b)

During the nine month period ended September 30, 2007, the Company incurred $150,000 (2006 - $134,000) for consulting services (included in general and administrative expenses) to a director who is also an officer. Other general and administrative expenses were reimbursed in the normal course of business. As at September 30, 2007, $18,000 (December 31, 2006 – $93,853) is owed to this director, which is unsecured, non-interest bearing, and due on demand.

c)

During the nine month period ended September 30, 2007, the Company incurred $90,000 (2006 - $78,000) for consulting services (included in general and administrative expenses) to a company controlled by the President of the Company. Other general and administrative expenses were reimbursed to the President in the normal course of business. As at September 30, 2007, $15,334 (December 31, 2006 – $48,000) is owed to the President, which is unsecured, non-interest bearing, and due on demand.

	d)	During the nine month period ended September 30, 2007, the Company incurred consulting fees of $56,517 (2006 - $4,536) to an entity controlled by an officer of the Company.

	e)	During the nine month period ended September 30, 2007, the Company paid fees of $67,000 (2006 - $28,934) to non executive directors of the Company.

Uranerz Energy Corporation
(An Exploration Sta ge Company)
Notes to the Consolidated Financial Statements
September 30, 2007
(Expressed in US dollars)
(Unaudited)

7.	Common Stock

	a)	During the nine month period ended September 30, 2007, the Company issued 4,481,749 shares of common stock pursuant to the exercise of common share purchase warrants for proceeds of $8,316,678.

	b)	During the nine month period ended September 30, 2007, the Company issued 162,000 shares of common stock pursuant to the exercise of stock options for proceeds of $248,900.

8.	Stock-based Compensation

The Company adopted a Stock Option Plan dated November 7, 2005 under which the Company is authorized to grant stock options to acquire up to a total of 10,000,000 shares of common stock. At September 30, 2007, the Company had 5,395,360 shares of common stock available to be issued under the Plan.

In February 2007, the Company granted stock options to employees and consultants to acquire 300,000 common shares at exercise prices of $3.45 to $3.69 per share exercisable for 5 years. In January, 2007 the Company granted stock options to directors, officers, employees and consultants to acquire 1,470,000 common shares at an exercise price of $3.20 per share exercisable to January 6, 2011. In July, 2007 the Company granted stock options to a consultant to acquire 50,000 common shares at an exercise price of $4.73 per share exercisable to July 9, 2012. In August, 2007 the Company granted stock options to a consultant to acquire 100,000 common shares at an exercise price of $2.71 per share exercisable to August 20, 2012. During the nine month period ended September 30, 2007, the Company recorded stock-based compensation of $4,819,952 as general and administrative expense.

The fair value for stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the nine month periods ended September 30, 2007 and 2006 were $3.02 and $1.49 per share, respectively. The weighted average assumptions used are as follows:

	Nine Months Ended
	September	September
	30,	30,
	2007	2006

Expected dividend yield	0%	0%
Risk-free interest rate	4.8%	4.4%
Expected volatility	176%	239%
Expected option life (in years)	3.1	2.5

The total intrinsic value of stock options exercised during the periods ended September 30, 2007 and 2006 were $549,730 and $22,400 respectively.

The following table summarizes the continuity of the Company’s stock options:

			Weighted-
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value

Outstanding, December 31, 2006	2,545,000	$1.01

Granted	1,920,000	$3.26
Exercised	(162,000)	$1.54

Outstanding, September 30, 2007	4,303,000	$1.99	3.84	$8,664,650

Exercisable, September 30, 2007	3,965,500	$1.87	3.75	$8,457,025

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2007
(Expressed in US dollars)
(Unaudited)

8.	Stock-based Compensation (continued)

A summary of the status of the Company’s nonvested shares as of September 30, 2007, and changes during the nine month period ended September 30, 2007, is presented below:

		Weighted
		Average
	Number of	Grant Date
Nonvested shares	Shares	Fair Value

Nonvested at January 1, 2007	-	-

Granted	1,920,000	$3.02
Vested	(1,582,500)	$2.98

Nonvested at September 30, 2007	337,500	$3.19

As at September 30, 2007, there was $975,048 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.33 years.

9.	Share Purchase Warrants

On February 1, 2007, the Company issued 50,000 share purchase warrants to a consultant, exercisable at $3.69 per share on or before February 1, 2008. The fair value of warrants issued was estimated at the date of grant to be $75,140 using the Black-Scholes option-pricing model assuming an expected life of 1 year, a risk-free rate of 4.86%, an expected volatility of 103% and no expected dividends. The fair value of these share purchase warrants was approximately $1.50 per share. During the nine month period ended September 30, 2007, the Company recognized stock-based compensation of $75,140, of which $50,093 was charged to operations as general and administrative expense, and the balance of $25,047 was recorded as prepaid expense, to be amortized over the remaining term of the agreement.

A summary of the changes in the Company’s common share purchase warrants is presented below:

		Weighted
		Average
		Exercise
	Number	Price

Balance, December 31, 2006	4,697,849	$1.86

Issued	50,000	$3.69
Expired	(100,000)	$2.25
Exercised	(4,481,749)	$1.86

Balance September 30, 2007	166,100	$2.86

As at the September 30, 2007, the following common share purchase warrants were outstanding:

Number of	Exercise
Warrants	Price	Expiry Date
50,000	$3.69	February 1, 2008
116,100	$2.50	March 3, 2008

166,100

As at September 30, 2007, there was $25,047 of prepaid consulting cost related to warrants. That cost is expected to be recognized over the four months ended January 31, 2008.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2007
(Expressed in US dollars)
(Unaudited)

10.	Commitments

a)

Effective January 1, 2007 the Company amended its September 1, 2005 office and administration services agreement with a company controlled by a director, for a revised amount of $15,345 (Cdn$15,500) per month, for a three-year term expiring on August 31, 2008. Future payments for the next two fiscal years are as follows:

2007	$46,035
2008	122,760

$168,795

b)

Effective January 1, 2007 the Company amended its July 1, 2005 agreement with a company controlled by a director of the Company for consulting services to be provided to the Company at a revised amount of $12,375 (Cdn$12,500) per month.

c)

Effective January 1, 2007 the Company amended its March 1, 2005 agreement with a company controlled by the President of the Company for consulting services to be provided to the Company at a revised amount of $10,000 per month.

d)

On September 19, 2007, the Company signed a Purchase and Sale Agreement (the “Agreement”) to acquire an undivided eighty-one percent (81%) interest in approximately 80,000 acres (32,375 hectares) of mineral properties located in the central Powder River Basin of Wyoming, USA and to enter into a joint venture agreement with the vendor pursuant to which the Company will operate the properties. Under the terms of the Agreement, the Company is to pay $5,000,000 cash and issue 5,750,000 shares of the Company’s common stock to acquire the 81% interest. The Agreement is subject to a due diligence period in favor of the Company ending on December 31, 2007 and to the concurrent signing of a mining joint venture agreement between the parties. The transaction is expected to close in January 2008. As at September 30, 2007, the Company deposited $100,000, held in escrow, pursuant to the terms of the Agreement.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

The information in this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of metals, commodities including uranium and precious metals, availability of funds, government regulations, common share prices, operating costs, capital costs, outcomes of ore reserve exploration and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Our common stock is traded on the American Stock Exchange and the Toronto Stock Exchange under the symbol “URZ”.

History

Uranerz was relatively inactive from 1999 until 2005 when it acquired mineral prospecting permits in Saskatchewan, mineral licenses in Mongolia and mining claims and leases in Wyoming. Exploration commenced in 2005 and has continued through 2006 and 2007 while additional mineral properties were acquired and exploration drilling was initiated in Wyoming. We have increased our personnel and operational consultants to move some of our Wyoming properties into the mine planning and permitting stage; activities which continue.

Our Business and Plan of Operations

We are an exploration stage company engaged in the acquisition, exploration and, if warranted, development of uranium properties. We own interests in properties in Wyoming and Texas, USA; Saskatchewan, Canada; and Mongolia. We are principally focused on the exploration of our projects in the Powder River Basin area of Wyoming. We have entered into joint venture agreements for each of our Saskatchewan and Mongolia properties whereby the joint venture partner for each project can earn an ownership interest in the property in exchange for exploration and development expenditure commitments and/or cash and equity consideration. We have also joint ventured our uranium projects in the Great Divide Basin area of Wyoming. We anticipate that our joint venture partners will conduct exploration of our Wyoming Great Divide Basin, Saskatchewan and Mongolian mineral properties. We plan to maintain, explore and, if warranted, develop our projects in the Powder River Basin area of Wyoming. We plan to commence exploration on our Texas project in 2008.

Because of the long lead times for environmental permitting of mining operations in North America, we have collected environmental baseline data on two of our properties in the Powder River Basin area of Wyoming that we feel may have the potential, based on data in our possession, of being developed into commercial in-situ recovery uranium mines.

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

Our plan of operations is to explore for uranium on our Wyoming Powder River Basin and Texas properties while our joint venture partners are primarily responsible for carrying out exploration of our Wyoming Great Divide Basin, Saskatchewan, and Mongolia properties. The information regarding the location and access for our Saskatchewan, Mongolian and Wyoming properties, together with the history of operations, present condition and geology of each of our properties, is presented in Item 2 of our Annual Report on Form 10-KSB for the year ended December 31, 2006 under the heading “Description of Properties”, previously filed with the Securities and Exchange Commission (“SEC”) April 2, 2007.

All of our projects are at the exploration stage and there can be no assurance that a commercially viable mineral deposit, or reserve, exists on any of our properties until appropriate exploratory work is done and a comprehensive evaluation based on such work concludes legal and economic feasibility. Further exploration will be required before a final evaluation as to the economic and legal feasibility of mining of any of our properties is determined. There is no assurance that further exploration will result in a final evaluation that a commercially viable mineral deposit exists on any of our mineral properties. We anticipate that we will require additional financing in order to pursue full exploration of these projects. We do not have sufficient financing to undertake full exploration and, if warranted, development of our mineral claims at present and there is no assurance that we will be able to obtain the necessary financing. Because of the long lead times for environmental permitting of mining operations in North America, we have started collecting environmental baseline data and commenced the environmental permitting process on two of our properties in Powder River Basin area of Wyoming that we feel may have the potential, based on data in our possession, of being developed into commercial in-situ recovery uranium mines. However, we have not at this stage completed any comprehensive feasibility studies on these properties demonstrating that development of any of the properties is commercially warranted. Proceeding with these advanced activities prior to completing detailed feasibility analysis adds risk to our plan of operations and we may incur costs which might not otherwise have been incurred.

WyomingProperties

We have several projects in the Great Divide and Powder River Basins of Wyoming. We plan to maintain, explore and, if warranted, develop our projects in the Powder River Basin area of Wyoming. We have joint ventured our uranium projects in the Great Divide Basin area of Wyoming. Each of these projects comprises several federal mining claims, state mineral leases, or private fee mineral properties. In some cases the projects will comprise a combination of state leases and private or federal mining claims. Our projects located in the Powder River Basin area of Wyoming include the Nichols Ranch, East Nichols, North Nichols, Hank, Doughstick, West North Butte, Collins Draw, Verna Ann, Niles Ranch, Willow Creek, C-Line, North Rolling Pin, Reno Creek North, and Reno Creek South. Within a seven mile radius of the Nichols Ranch project we hold mineral rights which are planned for development as part of the Nichols Ranch ISR Project. This project area is referred to as the “Powder River ISR Complex”, and includes the Nichols Ranch, East Nichols, North Nichols, Hank, Doughstick, West North Butte, Collins Draw, Willow Creek, C-Line, and North Rolling Pin. We have recently signed a purchase and sales agreement to acquire an undivided eighty-one percent interest in a Wyoming general partnership’s interest in mineral properties located in the central Powder River Basin. This interest consists of approximately 80,000 acres and is located adjacent to the present Uranerz properties to the East, South and West. Due diligence is ongoing for this acquisition with closing planned for January 2008. Upon completion of this acquisition we will control approximately 114,000 acres are currently in the Powder River Basin area.

Our Wyoming mineral properties are undeveloped and do not contain any open-pit or underground mines. There is no plant or mining equipment located on our Wyoming mineral properties.

Exploration History - Nichols Ranch ISR Uranium Project

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

Between 1968 and 1980 CCI drilled 117 holes and installed 3 water wells on the Nichols Ranch property. Texas Eastern Nuclear Inc. in 1985 completed limited drilling and exploration on the property and in early 1990s Rio Algom Co. also completed limited drilling in the area. In December 2005, we purchased the Nichols Ranch claims group as part of a six- property agreement to option from Excalibur Industries. We then expanded the properties by staking additional claims in the immediate and surrounding areas. In 2007 we had a technical report prepared to independently address the geology and uranium mineralization within our mineral holdings known as the Nichols Ranch ISR Uranium Project. This technical report was prepared in accordance with Canadian National Instrument 43-101 requirements.

Present Condition of Property - Nichols Ranch ISR Uranium Project

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

Infrastructure at the site is dominantly related to local oil, gas, and coal bed methane development. The site is located only 10 miles north of Wyoming Highway 387, and 12 miles west of the junction of Wyoming Highway 50. The proximity of the site to paved roads will be beneficial with respect to transportation of equipment, supplies, personnel and products to and from the site. Cleveland Cliffs Iron Company established 3 water supply/monitoring wells on site to support its exploration activities in the 1970s and 1980s. Electrical power and natural gas transmission lines are located within or immediately adjacent to the site. Thus, the basic infrastructure necessary to support an in situ recovery (“ISR”) mining operation, power, water and transportation, is located within reasonable proximity of the site. Typical ISR mining operations also require a disposal well for limited quantities of fluids that cannot be returned to the production aquifers. Commonly oil and gas wells within aquifers that have been or can be condemned for public use are utilized for such purposes. Oil and gas wells, both abandoned and producing, are located in the immediate vicinity of the site and nearby ISL operations such as Areva’s Christensen Ranch and Irigaray Mines have disposal wells.

Adjacent Properties

Within a 7 miles radius of Nichols Ranch we hold mineral rights to over 11,500 acres which are planned for development as part of the development for the Nichols Ranch ISR Project. These lands are within the historic Pumpkin Buttes Mining District and have the potential for mineralization in the Wasatch Formation. The following table summarizes our land holding in the vicinity of Nichols Ranch.

Property	Township	Range	No. Claims	~ Acreage
Doughstick	T43N	R76W	45	900
Collins Draw	T42/43N	R76W	58	1160
State Lease	T43N	R76W	NA	640
North Rolling Pin	T43N	R76W	40	800
Hank	T43N	R75W	38	760
C-Line	T43N	R75W	40	800
Willow Creek	T44N	R76W	11	220
West North Butte	T44N	R76/75W	131	2620
East Nichols	T43N	R76W	70	1400
North Nichols	T43/44N	R76W	113	2260
TOTAL			546	11,560

Additional Properties (not included in above table)

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

Environmental Permitting

Mine planning for both the Hank and Nichols Ranch properties continue with no anticipated problems.

Because of the long lead times for environmental permitting of mining operations in North America, we are preparing applications to the State of Wyoming and the US Nuclear Regulatory Commission for permits to conduct in situ recovery (ISR) of uranium for the Nichols Ranch ISR Project. This project is located in the Pumpkin Buttes Mining District of the Powder River Basin in Johnson and Campbell counties of Wyoming. Although we are conducting pre-feasibility studies, we have not at this stage completed any comprehensive feasibility studies on these properties demonstrating that development of the properties is commercially warranted. Proceeding with these advanced activities prior to completing detailed feasibility analysis adds risk to our plan of operations and we may incur costs which might not otherwise have been incurred.

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

We have engaged TRC Mariah Associates based in Laramie, Wyoming as the prime contractor for performing the several environmental baseline studies. Hydro Engineering from Casper, Wyoming has been engaged to perform the necessary aquifer pump tests, and prepare the hydrology section of the environmental permit applications. Environmental surveys such as vegetation, soils, wildlife, cultural resources, radiation and water quality have been completed. Reports are being prepared and incorporated into our applications which are on schedule to be submitted to the DEQ and NRC in the last quarter of 2007.

Planned Exploration

The technical report that we obtained on the Nichols Ranch properties included recommendations for $1,450,000 of exploration expenditures. We estimate that we will spend approximately $3.0 million on exploration and permitting work related to all our Wyoming properties during 2007 of which $2.5 has been spent through September 30, 2007, and plan to spend a similar amount in 2008 These estimates may increase in 2008 as additional properties are acquired.

Pending acquisition of Powder River Basin properties

On September 19, 2007 we signed a Purchase and Sale Agreement with NAMMCO, a Wyoming general partnership, and associated individuals (the “NAMMCO Group”) to acquire an undivided eighty-one percent (81%) interest in the NAMMCO Group’s mineral properties located in the central Powder River Basin of Wyoming, USA and to enter into a joint venture agreement with the NAMMCO Group pursuant to which Uranerz will operate the NAMMCO properties.

The NAMMCO properties, covering approximately 80,000 acres (32,375 hectares), consist of federal mining claims, state mineral leases and fee mineral leases in the Pumpkin Buttes Mining District. The NAMMCO properties will significantly expand our mineral property holdings in the Powder River Basin area, which currently consist of approximately 33,982 acres (13,752 hectares). Upon closing, Uranerz will control a total of approximately 113,982 acres (46126 hectares, or approximately 178 square miles) of mineral properties in the Powder River Basin. This transaction will more than triple the area in the Powder River Basin under our control.

It is believed that the NAMMCO properties contain alteration-reduction trends hosted in Eocene age channel sands. Alteration-reduction trends in the Pumpkin Buttes Mining District are typically composed of multiple, stacked roll front deposits that often contain associated uranium mineralization.

Under the terms of the Purchase and Sale Agreement, we are to pay a total of $5,000,000 in cash and issue to the NAMMCO Group a total of 5,750,000 shares of our common stock to acquire the 81% interest. The agreement is subject to a due diligence period in our favor, ending on December 31, 2007 and to the concurrent signing of a mining joint venture agreement between the parties. It is expected that the NAMMCO acquisition will close in mid-January 2008. As operator of the joint venture, our plan is to pursue an aggressive exploration program to determine the presence of uranium mineralization suitable for extraction by using the ISR mining method.

Other Powder River Basin Projects

Through a combination of claim staking, purchasing, and leasing we also have several projects within the Powder River Basin but outside of the Powder River ISR Complex. These include the Verna Ann, Niles Ranch, Reno Creek North, and Reno Creek South projects. In general, these projects are located in sandstone basins of Cretaceous or Tertiary age with known uranium mineralization. However, due to our focused approach to the Powder River ISR potential, we have not yet initiated exploration work on these projects.

Great Divide/Red Desert Properties

On June 7, 2006, we entered into an agreement with Black Range Minerals Limited (“Black Range”) on two of our exploration projects located within the Red Desert area of southwest Wyoming. This formal agreement followed a strategic alliance agreement entered into between us and Black Range on May 18, 2006.

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

Stage 3

On completion of the second phase of expenditure, should we elect not to contribute to all further expenditure on a pro-rata basis, then Black Range shall have the right to earn a further 1% interest in the joint venture for every $25,000 spent on the Projects to a maximum interest in the joint venture of 100% (by spending $750,000). We would be awarded a 6% royalty for our contribution up to that point.

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

As at September 30, 2007 Black Range has completed drilling at both locations in the Great Divide Basin with 32 holes drilled on the Eagle property in 2006 and 42 holes drilled on the Cyclone Rim property during 2007. Geologic study is continuing on these drill results.

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

During September, 2006, a program consisted of a lake sediment sample program covering both of our permits MPP 1237 and 1238 as well as some prospecting and mapping designed primarily as a ground truth of the 2006 DIGHEM V airborne magnetic/EM survey. A total of 390 lake sediment samples were taken. The approximate density of sampling was 1 per 1.5 sq. km.

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

A total of seven claims have now been staked within the boundaries of our mineral prospecting permits MPP 1237 and 1238, for a total of 27,884 hectares. These claims have been recorded with the Saskatchewan mine recorder office in la Ronge. . A claim holder may subsequently convert its claim into a mineral lease which allows for commercial extraction of minerals.

The focus of the 2007 summer program was to complete property-scale geological mapping of outcrops, and systematic geochemical sampling of boulders and glacial till. The objective was to refine targets for first-pass drill-testing in 2008. Because outcrop is sparse in the region (<10% over the property), analyses are mostly for boulders and till. A total of 270 man-days were spent collecting:

- 65 outcrop samples
- 28 boulder samples
- 513 soil samples from glacial till

All samples were sent to Geolanalytical Laboratories of the Saskatchewan Research Council in Saskatoon. Results are not expected until November 2007.

The total cost for the 2007 summer program was approximately $580,000.

Total cumulative expenditures by Triex on the Cochrane River property to date (to October 4, 2007) are $1.23 million. As per Section 3.2 of the Agreement, a cumulative $1.5 million must be spent on the property by May 1, 2008, for Triex to earn its first option of 60% interest in the property (the “First Option”). Although work on this property has progressed well (more or less continuously since 2005), and although the May 2008 deadline is still a full seven months away, it is anticipated that it will be difficult to meet the deadline for several reasons. First, turnaround of geochemical data from SRC is expected to be slow and data from the summer program are not expected until early November, data that are required to properly evaluate, rate, and rank drill targets. Second, processing of permit applications by the Saskatchewan government is expected to be slow, with a two to four month time frame. As such, if targets at Cochrane River are not finalized until December, permit applications will not be in until January, and we believe that makes a winter program in 2008 untenable and the May 1st option deadline unrealistic.

Triex requested a five month extension to the May 1st, 2008 deadline for the First Option. That would allow Triex until October 1st, 2008, to properly compile and interpret data, formulate targets, and obtain the necessary permits in time to successfully complete a summer drill program next year. We agreed to this extension on October 10, 2007.

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

The defined terms, “measured mineral resources,” “indicated mineral resources,” and “inferred mineral resources” used in this quarterly report have the meanings set forth in National Instrument 43-101, Standards of Disclosure for Mineral Projects (“NI 43-101”), which provides guidelines for use of the terms “mineral resource” and “ mineral reserve” which are Canadian mining terms defined in accordance with the guidelines set out in the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”) Standards on Mineral Resources and Mineral Reserves Definitions and guidelines adopted by the CIM. The definitions of proven and probable reserves used in NI 43-101 differ from the definitions in the United States Securities and Exchange Commission’s Industry Guide 7. In the United States, a mineral reserve is defined as a part of a mineral deposit, which could be economically and legally extracted or produced at the time the reserve determination is made. Accordingly, descriptions of mineral deposits in accordance with NI 43-101 may not be comparable to similar information made public by other U.S. companies under the United States federal securities laws and the rules and regulations thereunder.

Similar terms allow for us to acquire back a 21% interest in the joint venture if a gold deposit is discovered, based on a back-in price of $5.25 per ounce of measured gold resources and $3.15 per ounce of indicated gold resources.

Our Mongolian mineral properties are undeveloped and do not contain any open-pit or underground mines. There is no plant or mining equipment located on our Mongolian mineral properties.

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

Bluerock’s staff in Mongolia reviewed the results of its 2006 exploration efforts and has developed a program for 2007 that includes some follow-up geophysical work, but is focused primarily on drill testing to expand the knowledge related to historical uranium information and to delineate uranium anomalies discovered last year. Additional information on the 2007 drilling program is discussed in the following sections.

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

Tolgod:

Drilling on the Tolgod License has focused on untested basinal targets associated with radiometric anomalies in both geophysical surveys and ground water studies.

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

Samples from the 2007 Mongolian drilling programs will be prepared and analyzed by Activation Laboratories, (Actlabs) of Ancaster Ontario, at their lab in Ulaanbaatar, Mongolia. Rock preparation will consist of crushing and pulverizing to 85% passing 75 micron mesh. Uranium results will be analyzed by XRF. All samples of interest, plus 10% of the remainder are planned to be shipped to Canada by Actlabs, for ICP-MS verification at their Ancaster facility.

On October 11, 2007 Bluerock announced drilling and trenching results from the 2007 exploration programs on our Ulaan Nuur Basin uranium projects in Mongolia, as follows. The drilling programs were focused on three separate licenses, the Khavtsal, Khudgiin Us and Tolgod, all of which are located south of Ulaanbaatar in the Ulaan Nuur Basin.

Assay results defined anomalous uranium mineralization in drill holes and trenches on the Khavtsal license.

Additionally, the 2007 Khavtsal drilling program identified substantial thicknesses of coal with 18 of the 30 drill holes returning intervals greater than 1 metre of coal. 10 of these drill holes intersected greater than 10 metres total thicknesses of coal. Drill hole KH07-19 returned a 26 metre thick coal horizon within a 46 metre inter-bedded section of coal, sand and clay. These newly discovered coal intervals have been identified over a one-by-three kilometre area and are open to extension to the north and south. As the drill program was designed to identify and measure uranium mineralization, the drill technique, sampling and logging was not optimized to define coal resources. Bluerock reports that it is planning a focused drill program to define the quality and continuity of these coal seams.

Uranium Exploration Results:

Khavtsal

Assay results from the drilling program on the Khavtsal property have demonstrated continuity between two known, near surface, uranium occurrences and more importantly, indicated that uranium mineralization does extend to depth within the basin. Bluerock's geologists interpret the defined uranium anomalies as related to reduction (redox) fronts in the hosting sandstone's lignite horizons. This may indicate the presence of a large tonnage roll-front type deposit in the area; a program is being designed to explore this potential. Bluerock crews drilled 30 Reverse Circulation holes (2,938 total metres) on the Khavtsal property in 2007, with an averaged depth of 100 metres. Khavtsal had received a limited amount of uranium exploration work during the 1980s by a Soviet/Mongolian JV. The Soviets outlined two zones of near surface, lignite hosted uranium and a preliminary (non N.I. 43-101 compliant) resource was calculated at that time.

Concurrent with the drilling program, Bluerock crews excavated 12 trenches on the Khavtsal license designed to confirm and test near surface uranium mineralization as defined from the 1980s vintage Soviet uranium exploration programs. Trenches averaged 2 metres in width and 3 metres in depth.

All trenches expanded upon and/or confirmed the reported uranium mineralization. Trench TR07-01 established an interpreted continuity between two historical uranium showings.

All drill and trench results from the 2007 Khavtsal exploration program are being integrated with historic Soviet data by Company staff.

Khudgiin Us

Nine widely spaced RC holes (904 total metres) were drilled on the Khudgiin Us license. The drill program was designed to locate the northern extension of known uranium mineralization in the Ulaan Nuur historic uranium anomaly and integrated both surface mapping and the spring 2006 Bluerock geophysical surveys. While favorable sedimentary horizons were encountered, they were generally thin and relatively un-mineralized with assay values ranging from trace to 47 ppm U over 0.3 metres.

Tolgod

Four RC drill holes (159 total metres) were completed on the Tolgod concession and designed to target sedimentary hosted uranium mineralization. The basin was found to be shallower than postulated, constraining its potential to host a significant deposit. No significant assay were returned from this program

Central Gobi

Bluerock's 2007 Mongolia uranium exploration projects remain active with a planned 4,000 metre reverse circulation, 2,000 metre diamond drilling and combined trenching program currently underway on the Central Gobi Project. The first samples from this program have been sent to the lab and initial results are expected in approximately one month.

Assaying and Analysis

Gamma log probing was carried out by G&DS Co. Ltd., (a third party contractor), who has a long record of third party geophysical surveying for TSX listed companies. The downhole logging system, manufactured by Mount Sopris Instrument Company, included a motorized winch based MXA-1000 unit, MGX II and Matrix data interface consoles and two downhole probes, a 2PGA-1000 (Natural Gamma, SP, Single Point Resistance) and 2PEA-1000 (Normal Resistivity). The 2PGA-1000 probe was calibrated at the company's Grand Junction, Colorado calibration facilities on February 2007. Drill cutting check samples were collected and assayed by XRF to verify results and disequilibrium issues.

Drill and trenching samples from the 2007 exploration programs were prepared and analyzed by Activation Laboratories, (Actlabs) of Ancaster Ontario, at their lab in Ulaanbaatar, Mongolia. Rock preparation consisted of crushing and pulverizing to 85% passing 75 micron mesh. Uranium results were analyzed by XRF. Drilling samples were collected as chips from each 1 meter run. Chips were gamma probed with a hand held scintillometer by Company staff and samples collected on all intervals with greater than 120 CPS. Trenching samples were collected from vertical channels through the stratigraphic (flat lying) target horizons. All samples of interest, plus 10% of the remainder are shipped to Canada by Actlabs, for ICP-MS verification at their Ancaster facility.

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

Geologic study has been completed on the historic data we obtained from third parties. Initial drilling programs have been designed using this analysis to evaluate the presence of the uranium mineralization and to select targets within the area. Field work is planned to commence in early 2008. This will test the presence of the uranium indicated in historic data. The field work will also include coring and industry standard extraction testing procedures of the anomalous zones to characterize the host sand for suitability of in situ recovery.

The Texas project is presently not considered a material property and will not be considered a material property until more data and information on the project can be obtained.

Summary of Cash Requirements

We plan to carry out exploration, environmental and design expenditures described above, over the next twelve months. Equipment additions will cost approximately $300,000. In addition, we anticipate spending approximately $550,000 for ongoing exploration and general and administrative expenses per month for the next twelve months, excluding any additional expenses which may arise from acquisitions. The general and administrative expenses for the year will consist primarily of salaries for our senior officers, staff salaries, consulting fees, and professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as investor relations and general office expenses. We do not anticipate any significant changes in our number of employees.

Mineral property acquisitions, if any, will be additional expenditures and dependent upon opportunities that may arise. Mineral property acquisition costs totaled $3,216,504 in the nine months ended September 30, 2007. We are completing due diligence on the NAMMCO acquisition which will require a $5 million cash payment at closing in January 2008.

We had cash in the amount of $12,967,918 and working capital of $13,039,642 as of September 30, 2007. Accordingly, we believe we have sufficient funds with which to pursue our plan of operations over the next twelve months. We intend to focus most of our exploration efforts in Wyoming, as discussed above, and plan to complete additional equity financings to fund expanded exploration and development of properties as warranted.

During the twelve month period following the date of this quarterly report, we anticipate that we will not generate any revenue. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock, share purchase warrants and stock options. Our exploration plans will be continually evaluated and modified as exploration and environmental results become available. Modifications to our plans will be based on many factors including results of exploration, assessment of data, weather conditions, exploration costs, the price of uranium and available capital. Further, the extent of exploration programs that we undertake will be dependent upon the amount of financing available to us.

Results of Operations

Three-month period ended September 30, 2007 compared to three-month period ended September 30, 2006

Revenue and Operating Expenses

We have not earned any revenues to date and we anticipate that we will not generate any revenues during the twelve month period following the date of this quarterly report.

We incurred total operating expenses of $2,341,279 for the three-month period ended September 30, 2007, as compared to $1,045,730 for the corresponding period in 2006. The increase of operating expenses in the amount of $1,295,549 was primarily attributable to:

  stock based compensation of $295,092,

  Toronto Stock Exchange related expenses of $264,379 included in general and administrative and a $528,862 increase in mineral property expenditures.

We had no financing expense for the three-month period ended September 30, 2007. We earned $187,922 of interest income for the three-month period ended September 30, 2007 as compared to $146,136 for the corresponding period in 2006. This income resulted from short term investments.

Net loss for the three-month period ended September 30, 2007 was $2,153,357 ($0.05 per share), as compared to $899,594 ($.03 per share) for the corresponding period in 2006.

Nine-month period ended September 30, 2007 compared to nine-month period ended September 30, 2006

Revenue and Operating Expenses

We have not earned any revenues to date and we anticipate that we will not generate any revenues during the twelve month period following the date of this quarterly report.

We incurred total operating expenses of $12,796,059 for the nine-month period ended September 30, 2007, as compared to $6,033,049 for the corresponding period in 2006. The increase of operating expenses reflects our growth in general and administrative expenses and mineral property expenditures during our organizational development and expansion of operations. The $6,763,010 increase in operating expenses includes a $1,028,324 increase in stock-based compensation and a $4,630,361 increase in mineral property expenditures which includes property acquisition costs of $3,216,904 in 2007.

We had no financing expense for the nine-month period ended September 30, 2007. We earned $562,176 of interest income for the nine-month period ended September 30, 2007 as compared to $267,460 for the corresponding period in 2006. This income resulted from short term investments.

Net loss for the nine-month period ended September 30, 2007 was $12,233,883 ($0.32 per share), as compared to $5,801,995 ($0.20 per share) for the corresponding period in 2006. This increase of $6,431,888 mainly resulted from the $1,028,324 increase of stock based compensation included in general and administrative expenses and $4,630,361 increase in mineral property expenditures during the reporting period.

Liquidity and Capital Reserves

At September 30, 2007, we had cash of $12,967,918, as compared to the ending cash balance of $12,293,890 as at December 31, 2006. Prepaid expenses and deposits totaled $389,653 at September 30, 2007 and $74,870 at September 30, 2006.

Net cash used in operating activities was $7,720,273 for the nine-month period ended September 30, 2007, compared to $1,239,073 for the corresponding period in 2006. The increase in net cash used in operations reflects the overall growth of company operations and a $4,630,361 increase in mineral property expenditures which includes property acquisition costs of $3,216,904.

Net cash provided by financing activities amounted to $8,558,246 for the nine-month period ended September 30, 2007, primarily from the exercise of common share purchase warrants, compared to $10,810,835 for the corresponding period in 2006 when we completed two significant private placements of units comprised of shares of our common stock and share purchase warrants.

We believe that we have sufficient cash to continue our exploration and planning and to meet on-going operating expenses for the next twelve months. To date, our primary source of funds has been equity investments, and this trend is expected to continue over the next year.

We may also raise additional funds in a public or private offering or from the exercise of currently outstanding options and warrants. To the extent that additional capital is raised through the sale of equity or equity-related securities or the exercise of currently outstanding options and warrants, the issuance of such securities could result in dilution of our stockholders. The Company’s common shares trade on the American Stock Exchange and the Toronto Stock Exchange under the symbol URZ.

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

Estimated future removal and site restoration costs, when determinable are provided over the life of proven reserves on a units-of-production basis. Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards. Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred. At September 30, 2007, the Company has incurred only acquisition and exploration costs which have been expensed. During the nine months ended September 30, 2007, mineral property acquisition costs totaling $3,216,904 and exploration costs of $2,479,342 were expensed. During the prior year, the Company initially capitalized mineral property acquisition costs and performed an impairment analysis at each fiscal quarter end.

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

Contractual Obligations

The Company has had no material changes to its contractual obligations as disclosed in the Company’s 2006 Annual Report on Form 10-KSB and the Financial Statements at September 30, 2007 provided herein.

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

Changes in Internal Controls over Financial Reporting

During our most recently completed fiscal quarter ended September 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

We did not issue any unregistered securities during the three months ended September 30, 2007.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to our security holders for a vote during the three months ended September 30, 2007.

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are attached to this Quarterly Report on Form 10-QSB:

Exhibit
Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws, as amended (1)
3.3	Articles of Amendment (3)
4.1	Share Certificate (1)
10.1	Office and Administration Services Agreement between the Company and Senate Capital Group Inc. dated September 1, 2005 (2)
10.2	Agreement for Services between the Company and Highlands Capital, Inc. dated November 1, 2005 (2)
10.3	Financial Public Relations Agreement between the Company and Accent Marketing Ltd. dated November 1, 2005 (2)
10.4	Mineral Property Purchase Agreement between the Company and Ubex Capital Inc. dated April 26, 2005 (2)
10.5	Joint Venture Agreement between the Company and Triex Minerals Corporation dated November 4, 2005 (2)
10.6	Consulting Agreement between the Company and Ubex Capital Inc. for management and consulting services (2)
10.7	Consulting Agreement between Catchpole Enterprises and the Company (3)
10.8	Joint Venture Agreement between the Company and Bluerock Resources Ltd. (3)
10.9	Option and Purchase Agreement for federal mining claims in Wyoming (3)
10.10	Agreement to Purchase ten mining claims in Wyoming (3)
10.11	2005 Stock Option Plan (4)
10.12	Mr. George Hartman letter agreement. (3)
10.13	Black Range Minerals Agreement dated June 7, 2006 (5)
10.14	Amendment to Joint Venture Agreement dated September 12, 2006 between the Company and Bluerock Resources Ltd. (6)
10.15	Agreement dated February 1, 2007 between the Company and Robert C. Shook to acquire three projects separate uranium projects located in northeast Wyoming, in central Power River Basin (7) (8)
10.17	Christensen Ranch Agreement dated October 30, 2006 between the Company and George Hartman (9) (10)
10.18	Amendment Agreement dated January 1, 2007 between the Company and Ubex Capital Inc. (10)

Exhibit
Number	Description
10.19	Amendment Agreement dated January 1, 2007 between the Company and Catchpole Enterprises Inc. (10)
10.20	Amendment Agreement dated January 1, 2007 between the Company and Senate Capital Group Inc. (10)
10.21	Purchase and Sale Agreement with NAMMCO dated September 19, 2007 (11)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act (12)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (12)
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (12)
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (12)

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form SB-2 filed March 15, 2002
(2)	Previously filed as an exhibit to the Quarterly Report on Form 10-QSB filed November 21, 2005
(3)	Previously filed as an exhibit to the Annual Report on Form 10-KSB filed April 14, 2006
(4)	Filed as an exhibit to our Registration Statement on Form S-8 filed with the SEC on November 21, 2005.
(5)	Previously filed as an exhibit to the Quarterly Report on Form 10-QSB filed August 15, 2006
(6)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed November 13, 2006.
(7)	As reported in two separate Current Reports on Form 8-K filed on February 8, 2007.
(8)	Filed as an exhibit to our Annual Report on Form 10-KSB filed on April 2, 2007
(9)	As reported in Current Report on Form 8-K filed on November 2, 2006.
(10)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed August 14, 2007.
(11)	As reported and filed in Current Report on Form 8-K filed on September 24, 2007.
(12)	Filed as an exhibit to this Quarterly Report on Form 10-QSB.

SIGNATURES

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

URANERZ ENERGY CORPORATION

By: /s/ Benjamin Leboe	By: /s/ Glenn Catchpole
Benjamin Leboe, Chief Financial Officer and	Glenn Catchpole, President and Principal Executive
Corporate Secretary	Officer, Director
Date: November 13, 2007	Date: November 13, 2007