Form 10QSB/A
period 2007-09-30
URANERZ ENERGY CORP.
filed 2008-02-20
CIK 1162324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB /A
Amendment No. 1

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

Explanatory Note: The Registrant hereby amends this quarterly report on Form 10-QSB, as filed with the Securities and Exchange Commission on November 14, 2007, to include cumulative financial information (from the date of inception through September 30, 2007) as required under paragraph 11(c) of SFAS 7. No other disclosure is hereby altered, amended, or added.

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

Uranerz Energy Corporation
(An Exploration Stage Company)

September 30, 2007

Index

Consolidated Balance Sheets	F–1

Consolidated Statements of Operations	F–2

Consolidated Statements of Cash Flows	F–3

Notes to the Consolidated Financial Statements	F–4

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

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Accumulated From
	May 26, 1999	Nine Months	Nine Months
	(Date of Inception)	Ended	Ended
	to September 30,	September 30,	September 30,
	2007	2007	2006
	$	$	$

Operating Activities

Net loss for the period	(23,933,315)	(12,233,883)	(5,801,995)

Adjustments to reconcile net loss to cash used in operating
activities:
Depreciation	50,621	35,016	7,828
Gain on sale of investment securities	(79,129)	–	–
Impairment loss on mineral property costs	790,147	–	439,827
Loss on settlement of debt	132,000	–	108,905
Mineral property option received in shares	(37,500)	–	(37,500)
Stock-based compensation	12,909,045	4,870,045	3,841,721

Changes in operating assets and liabilities:
Prepaid expenses	(364,606)	(299,761)	(31,243)
Accounts receivable	(71,421)	(71,396)	(4,345)
Accounts payable and accrued liabilities	392,911	125,419	214,608
Due to related parties	164,782	(145,713)	23,121

Net Cash Used in Operating Activities	(10,046,465)	(7,720,273)	(1,239,073)

Investing Activities

Acquisition of mineral properties	(790,147)	–	(439,827)
Acquisition of subsidiary, net cash paid	(48)	–	(48)
Proceeds from sale of investment securities	116,629	–	–
Purchase of property and equipment	(262,608)	(123,766)	(106,044)
Reclamation bonds	(50,000)	(40,000)	–

Net Cash Flows Used In Investing Activities	(986,174)	(163,766)	(545,919)

Financing Activities

Repayment of loan payable	(7,332)	(7,332)	–
Common stock subscribed	–	–	29,250
Proceeds from issuance of common shares pursuant to private
placements	13,937,251	–	10,993,850
Share issuance costs	(283,253)	–	(239,265)
Proceeds from the exercise of stock options	248,900	248,900	–
Proceeds from the exercise of common share purchase warrants	10,093,928	8,316,678	42,000
(Advance) Repayment of related party loans	10,700	–	(15,000)

Net Cash Flows Provided By Financing Activities	24,000,194	8,558,246	10,810,835

Effect of Exchange Rate Changes on Cash	363	(179)	626

Increase In Cash	12,967,918	674,028	9,026,469

Cash - Beginning of Period	–	12,293,890	1,925,021

Cash - End of Period	12,967,918	12,967,918	10,951,490

Non-cash Investing and Financing Activities

Investment securities received as a mineral property option
payment	37,500	–	–
Common stock issued to settle debt	341,830	–	–
Common stock issued for mineral property costs	15,000	–	–
Purchase of equipment with loan payable	98,414	98,414	–

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

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

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's financial statements.

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

	h)	In May, 2007, the Company acquired several mining leases in Texas for a total purchase price of $46,904.

	i)	Reclamation bonds totaling $50,000 are pledged to the State of Wyoming, Department of Environmental Quality, for property reclamation.

5.	Loan Payable

`	September 30,		December 31,
	2007		2006

Loan payable in 36 monthly installments of $3,084, including interest, to June 2010. Secured by the Caterpillar Backhoe
Loader purchased	$91,082	$	:

Less current portion:	(30,835)		:

	$60,247	$	:

Principal repayments for the next four fiscal years are as follows:

2007	$7,480
2008	31,456
2009	34,067
2010	18,079

$91,082

6.	Related Party Transactions

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

The fair value for stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the nine month periods ended September 30, 2007 and 2006 were $3.02 and $1.49 per share, respectively. The weighted average assumptions used are as follows:

	Nine Months Ended
	September	September
	30,	30,
	2007	2006

Expected dividend yield	0%	0%
Risk-free interest rate	4.8%	4.4%
Expected volatility	176%	239%
Expected option life (in years)	3.1	2.5

The total intrinsic value of stock options exercised during the periods ended September 30, 2007 and 2006 were $549,730 and $22,400 respectively.

The following table summarizes the continuity of the Company’s stock options:

			Weighted-
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value

Outstanding, December 31, 2006	2,545,000	$ 1.01

Granted	1,920,000	$ 3.26
Exercised	(162,000)	$ 1.54

Outstanding, September 30, 2007	4,303,000	$ 1.99	3.84	$ 8,664,650

Exercisable, September 30, 2007	3,965,500	$ 1.87	3.75	$ 8,457,025

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

URANERZ ENERGY CORPORATION

By: /s/ Benjamin Leboe	By: /s/ Glenn Catchpole
Benjamin Leboe, Chief Financial Officer and	Glenn Catchpole, President and Principal Executive
Corporate Secretary	Officer, Director
Date: February 20, 2008	Date: February 20, 2008