Form 10-K
period 2007-12-31
URANERZ ENERGY CORP.
filed 2008-03-17
CIK 1162324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-32974

URANERZ ENERGY CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Nevada	98-0365605
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 1410 – 800 West Pender Street
Vancouver, British Columbia, Canada	V6C 2V6
(Address of Principal Executive Offices)	(Zip Code)

(604) 689-1659
(Registrant’s Telephone Number, including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, No Par Value	American Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “Accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large Accelerated Filer [ ]           Accelerated Filer [X]          Non-Accelerated Filer [ ]          Smaller Reporting Company[ ]

1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $159,000,000

The number of shares of the Registrant’s Common Stock outstanding as of March 13, 2008 was 45,340,187.

2

1

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the exhibits attached hereto contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements concern the Company’s anticipated results and developments in the Company’s operations in future periods, planned exploration and, if warranted, development of its properties, plans related to its business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

  risks related to our limited operating history;

  risks related to the probability that our properties contain reserves;

  risks related to our past losses and expected losses in the near future;

  risks related to our need for qualified personnel for exploring for, starting and operation a mine;

  risks related to our lack of known reserves;

  risks related to the fluctuation of uranium prices;

  risks related to environmental laws and regulations;

  risks related to using our in-situ recovery mining process;

  risks related to exploration and, if warranted, development of our properties;

  risks related to some of our officers having other commitments for their time and attention;

  risks related to our ability to make property payment obligations;

  risks related to doing business in Mongolia;

  risks related to the competitive nature of the mining industry; and

  risks related to our securities.

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Risk Factors and Uncertainties”, “Description of the Business” and “Management’s Discussion and Analysis” of this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

We qualify all the forward-looking statements contained in this Annual Report by the foregoing cautionary statements.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Corporate Background

Uranerz Energy Corporation (“Uranerz” or the “Company”) was incorporated under the laws of the State of Nevada on May 26, 1999. On July 5, 2005, we changed our name from Carleton Ventures Corp. to Uranerz Energy Corporation. Our executive offices are located at Suite 1410 - 800 West Pender Street, Vancouver, British Columbia Canada V6C 2V6. The telephone number for our executive offices is (604) 689-1659. Our operations office is located at 1701 East "E" Street, P.O. Box 50850, Casper, Wyoming 82605-0850. The telephone number for the operations office is (307) 265-8900.

Our common stock is traded on the American Stock Exchange and the Toronto Stock Exchange under the symbol “URZ” and on the Frankfurt Exchange under the symbol U9E.

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

We own or control interests in properties in Wyoming, USA; Saskatchewan, Canada; and Mongolia. We have entered into joint venture agreements for each of our Saskatchewan and Mongolia properties whereby the joint venture partner for each property can earn an ownership interest in the property in exchange for exploration and, if warranted, development expenditure commitments and/or cash and equity consideration. We have also joint ventured our uranium projects in the Great Divide Basin area of Wyoming, and plan to maintain, explore or, if warranted, develop our projects in the Powder River Basin area of Wyoming. We anticipate that our joint venture partners will conduct exploration of our Wyoming Great Divide Basin, Saskatchewan and Mongolian mineral properties.

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

Recent Corporate Developments

The following significant corporate developments occurred during our fiscal year ended December 31, 2007:

1.	Throughout the fiscal year, we issued 4,481,749 shares of our common stock upon the exercise of outstanding share purchase warrants for gross cash proceeds of $8,316,678;

2.	We issued 182,000 common shares upon the exercise of stock options for gross cash proceeds of $288,100;

3.	On August 27, 2008, our shares of common stock began trading on the Toronto Stock Exchange under the symbol “URZ”;

4.

In September 2007 we concluded an agreement to acquire an undivided 81% interest in approximately 82,141 acres of property in the central Powder River Basin of Wyoming, USA and formed the Arkose Mining Venture pursuant to which we will be the operator. The properties acquired are in the area of our Nichols Ranch and Hank projects. The transaction closed in January 2008. For more details of the acquisition and the properties see the discussion below under the section heading “Description of Properties – Wyoming Properties – NAMMCO Acquisition”;

5.

We added experienced professionals to our management team including: Kurtis Brown as Senior Vice-President of Exploration, Douglas Hirschman as Vice President of Lands and Sonya Reiss as Vice President, Corporate Affairs and Corporate Secretary; and

6.

We submitted applications to the U.S. Nuclear Regulatory Commission and the Land Quality Division of the Wyoming Department of Environmental Quality for licenses and permits to construct and operate in-situ recovery uranium facilities on our Nichols Ranch and Hank projects located in the central Powder River Basin of Wyoming. For more details of our permitting plans see the discussion below under the section heading “Description of Properties – Wyoming Properties – Environmental Permitting”.

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

Available Information

Detailed information about us is contained in our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, proxy statements and other reports, and amendments to those reports, that we file with or furnish to the SEC. These reports are available free of charge at our website, www.uranerz.com, as soon as reasonably practicable after we electronically file such reports with or furnish such reports to the SEC. However, our website and any contents thereof should not be considered to be incorporated by reference into this document. We will furnish copies of such reports free of charge upon written request to our Investor Relations department. You can contact our Investor Relations department at:

Uranerz Energy Corporation
Investor Relations
Suite 1410 – 800 West Pender Street
Vancouver, BC, Canada V6C 2V6

Additionally, our corporate governance guidelines, code of ethics and the charters of each of our Board of Directors committees are available on our website. We will furnish copies of such information free of charge upon written request to our Investor Relations department.

ITEM 1A. RISK FACTORS AND UNCERTAINTIES

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

Risks Related to Our Business

Our future performance is difficult to evaluate because we have a limited operating history.

We were incorporated in 1999 and we began to implement our current business strategy in the uranium industry in the beginning of 2005. Our operating cash flow needs have been financed primarily through issuances of our common stock. As a result, we have little historical financial and operating information available to help you evaluate our performance or an investment in our common stock and warrants.

Because the probability of an individual prospect ever having reserves is remote, our properties may not contain any reserves, and any funds spent on exploration may be lost.

We have no uranium producing properties and have never generated any revenue from our operations. Because the probability of an individual prospect ever having reserves is remote, our properties may not contain any reserves, and any funds spent on exploration may be lost. Notwithstanding our disclosures to Canadian authorities under National Instrument 43-101, we do not know with certainty that economically recoverable uranium exists on any of our properties. We may never discover uranium in commercially exploitable quantities and any identified deposit may never qualify as a commercially mineable (or viable) reserve. We will continue to attempt to acquire the surface and mineral rights on lands that we think are geologically favorable or where we have historical information in our possession that indicates uranium mineralization might be present.

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

We were incorporated in 1999 and are engaged in the business of mineral exploration. We have not realized any revenue from our operations. We have a relatively limited exploration history upon which an evaluation of our future success or failure can be made. Our net loss since inception through December 31, 2007 is $25,896,798, an amount which includes stock based compensation of $13,030,491 and mineral property expenditures of $8,684,649. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

*	our ability to locate a profitable mineral property;
*	our ability to generate revenues;
*	our ability to reduce exploration costs.

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

Some, but not all, of our officers and directors do have experience with exploring for, starting, and operating a mine. Because some of our officers and directors are inexperienced with exploring Some, but not all, of our officers and directors do have experience with exploring for, starting, and operating a mine. Because some of our officers and directors are inexperienced with exploring for, starting, and operating a mine, we may have to hire qualified persons to perform surveying, exploration, and excavation of our property. Some of our officers and directors have no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Their decisions and choices would typically take into account standard engineering or managerial approaches mineral exploration companies commonly use. However, our exploration activities, earnings and ultimate financial success could suffer irreparable harm due to certain of management’s decisions. As a result we may have to suspend or cease exploration activities, or any future warranted development activities, which would likely result in the loss of your investment.

We have no known reserves. Without reserves we may not be able to generate income and if we cannot generate income we will have to cease exploration activities which result in the loss your investment.

We have no known reserves. Without reserves, we may not be able to generate income and if we cannot generate income we will have to cease exploration activities which would likely result in the loss of your investment. We have attempted to acquire the surface and mineral rights on lands that we think are geologically favorable or where we have historical information in our possession that indicates uranium mineralization might be present. It is not known with certainty that economically recoverable uranium exists on any of our properties.

Even in the event commercial quantities of uranium are discovered, the mining properties might not be brought into a state of commercial production. Estimates of mineral reserves are inherently imprecise and depend to some extent on statistical inferences drawn from limited methods, which may prove unreliable. Fluctuations in the market prices of uranium may render reserves and deposits containing relatively low grades of uranium uneconomic. Whether a uranium, precious or base metal deposit will be commercially viable depends on a number of factors, some of which are: the particular attributes of the deposit, such as its size and grade; costs and efficiency of the recovery methods that can be employed; proximity to infrastructure; financing costs; and governmental regulations, including regulations relating to prices, taxes, royalties, infrastructure, land use, importing and exporting of minerals and environmental protection. The effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on our invested capital.

Our future profitability will be dependent on Uranium Prices

Because a significant portion of our anticipated revenues are expected to be derived from the sale of uranium, our net earnings, if any, can be affected by the long- and short-term market price of U3O8. Uranium prices are subject to fluctuation. The price of uranium has been and will continue to be affected by numerous factors beyond our control. With respect to uranium, such factors include the demand for nuclear power, political and economic conditions in uranium producing and consuming countries, uranium supply from secondary sources and uranium production levels and costs of production. Spot prices for U3O8 were at $20.00 per pound U3O8 in December 2004, and then, to $35.25 per pound in December 2005 and $72.00 per pound in December 2006. During 2007 the spot price reached a high of $138.00 per pound. The U.S. monthly spot price of U3O8 was approximately $90.00 per pound in December 2007.

Our operations are subject to environmental regulation and environmental risks.

We are required to comply with applicable environmental protection laws and regulations and permitting requirements, and we anticipate that we will be required to continue to do so in the future. The material laws and regulations within the U.S. that the Company must comply with are the Atomic Energy Act, Uranium Mill Tailings Radiation Control Act of 1978 (UMTRCA), Clean Air Act, Clean Water Act, Safe Drinking Water Act, Federal Land Policy Management Act, National Park System Mining Regulations Act, and the State Mined Land Reclamation Acts or State Department of Environmental Quality regulations, as applicable. We also are required to comply with environmental protection laws in Mongolia and Canada. We are required to comply with the Atomic Energy Act, as amended by UMTRCA, by applying for and maintaining an operating license from the State of Wyoming. Uranium operations must conform to the terms of such licenses, which include provisions for protection of human health and the environment from endangerment due to radioactive materials. The licenses encompass protective measures consistent with the Clean Air Act and the Clean Water Act. We intend to utilize specific employees and consultants in order to comply with and maintain our compliance with the above laws and regulations.

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

We intend to extract uranium from our properties using the in-situ recovery mining process which may not be successful.

We intend to extract uranium from our properties using in-situ recovery mining, which is suitable for extraction of certain types of uranium deposits. This process requires in-situ recovery mining equipment and trained personnel. Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, and certain equipment such as drilling rigs and other equipment that we might need to conduct exploration and, if warranted, development. We will attempt to locate additional products, equipment and materials as needed. If we cannot find the products and equipment we need, we will have to suspend our exploration and, if warranted, development plans until we do find the products and equipment we need.

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

The business of mineral exploration and extraction involves a high degree of risk. Few properties that are explored are ultimately developed into production. At present, none of our properties has a known body of commercial ore. Unusual or unexpected formations, formation pressures, fires, power outages, labor disruptions, flooding, explosions and the inability to obtain suitable or adequate machinery, equipment or labor are other risks involved in extraction operations and the conduct of exploration programs. Although we intend to carry liability insurance with respect to our mineral exploration operations, we may become subject to liability for damage to life and property, environmental damage, cave-ins or hazards against which we cannot insure or against which we may elect not to insure. There are also physical risks to the exploration personnel working in the rugged terrain of Mongolia, often in poor climate conditions. Previous mining operations may have caused environmental damage at certain of our properties. It may be difficult or impossible to assess the extent to which such damage was caused by us or by the activities of previous operators, in which case, any indemnities and exemptions from liability may be ineffective. If any of our properties is found to have commercial quantities of ore, we would be subject to additional risks respecting any development and production activities. Most exploration projects do not result in the discovery of commercially mineable deposits of ore.

Because we have not put a mineral deposit into production before, we may have to acquire outside expertise. If we are unable to acquire such expertise we may be unable to put our properties into production and you may lose your investment.

The board of directors includes six individuals that have technical or financial experience in placing mining projects into production. However, we will be dependent upon using the services of appropriately experienced personnel or entering into agreements with other major resource companies that can provide such expertise. There can be no assurance that we will have available to us the necessary expertise when and if we place mineral deposit properties into production.

Because certain of our mineral interests are in Mongolia, you will be exposed to political risk. Such political risk could result in us losing value of our properties in Mongolia. If this occurs you could lose your investment.

Some of our mineral interests are in Mongolia and may be affected by varying degrees of political instability and the policies of other nations in respect of these countries. These risks and uncertainties include military repression, political and labor unrest, extreme fluctuations in currency exchange rates, high rates of inflation, terrorism, hostage taking and expropriation. A small portion of our mineral interests are currently located in Mongolia. Our mining, exploration and development activities may be affected by changes in government, political instability and the nature of various government regulations relating to the mining industry, including but not limited to, environmental regulation, labor regulations, worker health and safety regulations, and royalties, taxes, import and export laws and regulations. Any changes in regulations or shifts in political conditions are beyond our control and may adversely affect our business and/or holdings. Operations may be affected in varying degrees by government regulations with respect to restrictions on production, price controls, export controls, income taxes, expropriation of property, environmental legislation, imposition of new, high government royalties and ownership interests, and safety factors. Our operations in Mongolia entail significant governmental, economic, social, medical and other risk factors common to all developing countries.

Because our Mongolian subsidiary company may require certain approvals to advance our operations we are at risk of not receiving such approvals. If we don’t receive the necessary approvals we may lose our Mongolian property interests resulting in a loss of your investment.

While we are authorized to explore for uranium on our Mongolian projects, we may be required to obtain further approvals from regulatory authorities in Mongolia in order to conduct mining operations. There is no assurance that such approvals would be granted by the Mongolian authorities at all or on terms favorable to the continued operations. The laws of Mongolia are ambiguous, inconsistently applied and subject to reinterpretation or change. While we believe that we will be properly established and that we have taken the steps necessary to obtain our interest in these projects, there can be no guarantee that such steps will be sufficient to preserve our interests in these projects.

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

Risks Related to Corporate and Financial Structure

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report on Form 10-K for the fiscal year ended December 31, 2007, we are required to furnish a report by management on our internal control over financial reporting. Such report will contain among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective. This annual assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by our management. Beginning with our annual report on Form 10-K for the fiscal year ended December 31, 2007, such report also contains a statement that our auditors have issued an attestation report on our management’s assessment of such internal controls. Public Company Accounting Oversight Board Auditing Standard No. 2 provides the professional standards and related performance guidance for auditors to attest to, and report on, our management’s assessment of the effectiveness of internal control over financial reporting under Section 404.

While we believe our internal control over financial reporting is effective, we find that compiling the system and processing documentation and performing the evaluation needed to comply with Section 404 is both costly and challenging. We cannot be certain that we will be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective as of December 31, 2008 (or if, as at December 31, 2008, our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on our stock price.

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

Stock market price and volume volatility

The market for our common shares may be highly volatile for reasons both related to the performance of the Company or events pertaining to the industry (i.e., mineral price fluctuation/high production costs/accidents) as well as factors unrelated to the Company or its industry. In particular, market demand for uranium fluctuates from one business cycle to the next, resulting in change of demand for the mineral and an attendant change in the price for the mineral. Our common shares can be expected to be subject to volatility in both price and volume arising from market expectations, announcements and press releases regarding our business, and changes in estimates and evaluations by securities analysts or other events or factors. In recent years, the securities markets in the United States have experienced a high level of price and volume volatility, and the market price of securities of many companies, particularly small-capitalization companies, have experienced wide fluctuations that have not necessarily been related to the operations, performances, underlying asset values, or prospects of such companies. For these reasons, the price of our common shares can also be expected to be subject to volatility resulting from purely market forces over which we will have no control.

Dilution through the granting of options

Because the success of the Company is highly dependent upon its respective employees, we may in the future grant to some or all of our key employees, directors and consultants options to purchase our common shares as non-cash incentives. Those options may be granted at exercise prices equal to market prices at times when the public market is depressed. To the extent that significant numbers of such options may be granted and exercised, the interests of the other stockholders of the Company may be diluted.

You may lose your entire investment in our shares.

An investment in our common stock is highly speculative and may result in the loss of your entire investment. Only investors who are experienced investors in high risk investments and who can afford to lose their entire investment should consider an investment in us.

In the event that your investment in our shares is for the purpose of deriving dividend income or in expectation of an increase in market price of our shares from the declaration and payment of dividends, your investment may be compromised because we do not intend to pay dividends.

We have never paid a dividend to our shareholders, and we intend to retain our cash for the continued development of our business. We do not intend to pay cash dividends on our common stock in the foreseeable future. As a result, your return on investment will be solely determined by your ability to sell your shares in a secondary market.

We depend on our ability to successfully access the capital and financial markets. Any inability to access the capital or financial markets may limit our ability to execute our business plan or pursue investments that we may rely on for future growth.

We rely on access to long-term capital markets as a source of liquidity for capital and operating requirements. If we are not able to access financial markets at competitive rates, our ability to implement our business plan and strategy may be affected. Certain market disruptions may increase our cost of borrowing or affect our ability to access one or more financial markets. Such market disruptions could result from:

  adverse economic conditions;

  adverse general capital market conditions;

  poor performance and health of the uranium industry in general;

  bankruptcy or financial distress of unrelated uranium companies or marketers;

  significant decrease in the demand for uranium;

  adverse regulatory actions that affect our exploration and development plans; and

  terrorist attacks on our potential customers.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We do not have any unresolved comments from the SEC staff regarding our periodic or current reports under the Securities Exchange Act of 1934, as amended.

ITEM 2. DESCRIPTION OF PROPERTIES

We currently have properties that are prospective for uranium mineralization located in Wyoming USA, Saskatchewan Canada, Mongolia and Texas USA.

Property	Location
State Mineral Leases, Federal Mining Claims and Private (Fee) Mineral including Joint Venture on certain land areas	Powder River Basin, Wyoming, USA
State Mineral Leases, and Federal Mining Claims (option and joint venture agreement in place)	Great Divide Basin, Wyoming, USA
Cochrane River Property (option and joint venture agreement in place)	Saskatchewan, Canada
Eight Exploration Licenses (option and joint venture agreement in place)	Mongolia
Private (Fee) Mineral Leases	Texas, USA

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

Our exploration program in the Wyoming Powder River Basin will be directed by our management and will be supervised by Mr. George Hartman, our vice-president of mining and chief operating officer. We will engage contractors to carry out our exploration programs under Mr. Hartman’s supervision. Contractors that we plan to engage include project geologists, drilling companies and geophysical logging companies, each according to the specific exploration program on each property. Exploration of our Wyoming Great Divide Basin, Saskatchewan and Mongolian mineral properties will be undertaken by our partners, Black Range Minerals, Triex Minerals Corporation and Bluerock Resources Ltd., respectively.

Our management will make determinations as to whether to proceed with the additional exploration of our Wyoming Powder River Basin mineral properties based on the results of the preliminary exploration that we undertake. In completing these determinations, we will make an assessment as to whether the results of the exploration are sufficiently positive for us to proceed with more advanced exploration. On our Wyoming Great Divide Basin, Saskatchewan and Mongolian mineral properties, our partners are committed to certain minimum exploration expenditures over the earn-in period. The management of Black Range, Triex Minerals and Bluerock Resources will be responsible for overseeing the exploration in Wyoming Great Divide Basin, Saskatchewan and Mongolia, respectively. Triex and Bluerock are required to submit reports to us on the results of their exploration efforts in Canada and Mongolia.

Wyoming Properties

We have several projects in the Great Divide and Powder River Basins of Wyoming. We plan to maintain, explore and, if warranted, develop our projects in the Powder River Basin area of Wyoming. We have joint ventured our uranium projects in the Great Divide Basin area of Wyoming. Each of these projects comprises several federal mining claims, state mineral leases, or private fee mineral properties. In some cases the projects will comprise a combination of state leases and private or federal mining claims. Our projects located in the Powder River Basin area of Wyoming include the Nichols Ranch, East Nichols, North Nichols, Hank, Doughstick, West North Butte, Collins Draw, Verna Ann, Niles Ranch, Willow Creek, C-Line, North Rolling Pin, Reno Creek North, and Reno Creek South and the Arkose Mining Venture (which acquisition closed subsequent to year-end). Within a seven mile radius of the Nichols Ranch project we hold mineral rights which are planned for future advancement as part of the Nichols Ranch ISR Project. This project area is referred to as the “Powder River ISR Complex”, and includes the Nichols Ranch, East Nichols, North Nichols, Hank, Doughstick, West North Butte, Collins Draw, Willow Creek, C-Line, and North Rolling Pin. We have recently closed on a purchase and sales agreement to acquire an undivided eighty-one percent interest in a Wyoming general partnership’s interest in mineral properties located in the central Powder River Basin. This interest consists of approximately 82,200 acres and is located adjacent to the 100% owned Uranerz properties to the East, South and West. This acquisition closed on January 15, 2008. Upon completion of this acquisition we control approximately 115,000 acres in the Powder River Basin area.

Our Wyoming properties are located near Casper, Wyoming as shown in the map below.

WYOMING
Powell
Lovell
Cody
Greybull
Sheridan
Powder
River
Basin
Buffalo
Cloud Pk
13167
Gillette
Moorcroft
Sundance
Newcastle
Wright
A
Norland
Thermopolis
Yellowstone Lake
Jackson Lake
Teton Ra
Jackson
Owl Creek Mts
Boysen Res
Shoshoni
Riverton
Wind River Ra
Gannett Pk
Pinedale
Lander
Alpine
Afton
Wyoming Ra
Big Piney
Casper
North
Douglas
Lusk
Glendo Res
Granite Mts
Sweetwater
Pathfinder Reservoir
Seminoe Reservoir
Fort Laramie
Platte
Torrington
Wheatland
Medicine Bow
B
Great Divide Basin
Farson
Kemmerer
Rawlins
Rock Springs
Green River
Woodruff
Saratoga
Laramie
Cheyenne
Flaming Gorge Reservoir
Bridger Pk
11004
Medicine Bow
Laramie Mts

A – Powder River Basin

B – Great Divide Basin

See discussion under section heading “Location and Access” below.

Location map of our Powder River Basin properties (scale: each block represents 36 square miles) properties:

Our Wyoming mineral properties are undeveloped and do not contain any open-pit or underground mines. There is no plant or mining equipment located on our Wyoming mineral properties.

Location and Access; Proximity to Population Centers and Transport

The Powder River Basin area is located approximately 50 miles southwest of Gillette, Wyoming and 100 miles north of Casper, Wyoming. The area is accessed from State Highway 50 from the east or State Highway 387 from the south, and various internal gravel surface county and private roads. Casper is on Interstate 25, approximately one hour by air from either Denver, Colorado or Salt Lake City, Utah.

Our Powder River Basin properties are located in portions of Campbell and Johnson Counties, Wyoming, U.S.A., and are approximately 60 air miles northeast of Casper, Wyoming. The Powder River Basin properties cover lands in various sections in the Townships 41 to 44 North and Ranges 74 to 78 West.

The center of our properties (centered east-west) is approximately eight miles west of the junction of Wyoming Highways 50 and 387. The eastern edge of the site is only about one mile west of the junction of Wyoming Highways 50 and 387. The properties are accessible via two-wheel drive on existing county and/or private gravel and dirt roads. Accessibility for drilling at this time appears acceptable with the exception of very wet or snowy ground surface conditions. Road development and improvements may be required at a later time in order to support future development, if warranted, of well fields and processing facilities.

Geology

It is believed that our Powder River Basin properties contain alteration-reduction trends hosted in Eocene age channel sands. Alteration-reduction trends in the Pumpkin Buttes Mining District are typically composed of multiple, stacked roll front deposits that often contain associated uranium mineralization. The potential target mineral resources within the Powder River Basin properties are believed to be alteration-reduction trends hosted in the Eocene age channel sands that lie at depths of approximately 300 to 1100 feet from the surface. Uranium mineralization within and adjacent to the Powder River Basin properties are found in the Eocene Wasatch Formation (Wasatch). The Wasatch is a fluvial deposit composed of arkosic sandstones that are typically 25% or more feldspar grains and indicates a source rock where chemical weathering was not extreme and the sediments have not been transported far. The coarse grain size and relatively good sorting of this sediment implies water transportation, probably in a braided river system. The Wasatch formation is interlayed with sandstones, claystones, siltstones, carbonaceous shale, and thin coal seams that overlies the Paleocene Fort Union Formation, another fluvial sedimentary unit.

We have been engaged in recent exploration efforts on our 100% owned Powder River Basin properties, and have obtained data from the related drill results. For the Arkose Mining Venture properties, the available data includes publicly available drill results from approximately 1,250 coal bed methane (CBM) exploration/production wells with data both within and immediately adjacent to the Powder River Basin properties. Also available for all of the Powder River Basin properties owned or controlled by us were published and unpublished mineral trend projections, mineral resource summaries and historic and current mineral resource reports developed by us or other operators from these properties or adjacent mineral properties, as applicable.

Ownership Interest

Through a combination of claim staking and purchasing we now own or control properties covered by a total of approximately 5,663 federal lode mining claims on federal and private surface lands in the state of Wyoming where the mineral rights are owned by the federal government. In general, the claim staking is either in the Powder River Basin or the northern Great Divide Basin. The individual mining claims we have staked have been recorded with the county and federal governments. It is our objective to purchase or lease additional mineral claims and fee minerals directly from current private owners during the next twelve months, although there is no assurance that any acquisitions will be completed. We have acquired the rights to other federal mining claims in the Powder River Basin from private individuals.

Mineralized Areas and Existing Mine Workings

The Powder River Basin properties encompasses over approximately 115,000 acres, and potential target mineralized zones are expected to occur throughout the properties. The potential target mineralization within the Powder River Basin properties are believed to be alteration-reduction trends hosted in the Eocene age channel sands that lie at depths of approximately 300 to 1,100 feet from the surface. Roll front deposits of uranium mineralized material are anticipated to occur within these properties. There are no pre-existing mineral processing facilities or related tailings ponds or waste deposits on the Powder River Basin properties.

Royalties and Encumbrances on our Powder River Basin Properties

1,218 unpatented lode mining claims on our Powder River Basin properties have an overriding royalty interest burden of 0.25%. This overriding royalty interest is based on production of uranium on said claims. Royalties on some of the other unpatented lode mining claims are variable and can range from a flat 4% on uranium production to a sliding scale of 2-10% with different intermediate break points with the 10% rate applying to prices of $100 per pound of uranium and greater. All of the unpatented lode claims have annual filing requirements ($125 per claim) with the Bureau of Land Management to be paid on or before September 1 of each year.

Royalties under the fee mineral leases are variable and can range from a flat 4% on uranium production to a sliding scale of 2-10% with different intermediate break points with the 10% rate applying to prices of $100 per pound of uranium and greater.

Topography, Elevation and Vegetation

The Powder River Basin properties are located within the Wyoming Basin physiographic province in the central portion of the Powder River Basin, within the Pumpkin Buttes Mining District. The Pumpkin Buttes are a series of small buttes rising several hundred feet above the surrounding plains. Portions of the Powder River Basin properties are located east, west and south of these buttes. The cap rock on top of the buttes are erosional remnants of the Tertiary White River Formation that is believed to have overlain the majority of the Powder River Basin. The volcanic tuffs in the White River Formation have been cited as the source of uranium in this basin.

There are numerous ephemeral drainages within the area. A small portion of the Powder River Basin properties located in the south east falls within the Cheyenne River Drainage Basin. A small area in the eastern portion of the Powder River Basin properties falls within the Belle Fourche River Drainage Basin. The majority of the Powder River Basin properties is within the Powder River Drainage Basin.

The area in which the Powder River Basin properties is located is a low lying plain, and elevations range from approximately 4390 feet (1440 meters) in the northwest to approximately 5,450 feet (1,790 meters) in the south east. Historically and currently the land is used for livestock and wildlife grazing. Vegetation is characteristically sagebrush grassland with some pines on elevated terrain and some deciduous trees within drainages.

Climate

The climate is semi-arid and receives an annual precipitation of approximately 9.4 inches, the most falling in the form of late autumnal to early spring snows. The summer months are usually hot, dry and clear except for infrequent heavy rains. Cold, wind and snow/blizzards can make winter exploration work in this area difficult but not impossible. The weather may limit the time periods for capital construction but should not have any significant adverse impacts on the operation of an ISR facility.

Surface Rigths, Local Resources and Properties Infrastructure

The area has surface rights under applicable laws that allow for exploration disturbance, road construction and facility sitting. The claimant must first notify the surface owner of its intention to locate unpatented lode claims on the owner’s surface and then try and reach an agreement with the surface owner to pay for damages caused by the claimant’s operations. Provided an agreement can not be reached the claimant may post a bond with the Bureau of Land Management to cover the amount of the damages caused by the claimant’s operations. We are currently negotiating with various surface owners to enter into surface agreements covering the certain of the unpatented lode claims discussed herein.

Infrastructure at the site of the Powder River Basin properties is dominantly related to local oil, gas, and CBM exploration and development. Mineralized locations will affect future siting of well fields and processing facilities. Generally, the proximity of the Powder River Basin properties to paved roads will be beneficial with respect to transportation of equipment, supplies, personnel and product to and from the properties. Power transmission lines are located on or near parts of the Powder River Basin properties. Based upon discussions with the local electrical service provider, overhead power is currently committed but additional power for future projects can be made available. Water is available from wells developed at facility locations (potable) and water for ISR operations, if warranted, will come from the operation itself, i.e. the extracted groundwater. Therefore, the basic infrastructure

(power, water and transportation) necessary to support an ISR mining operation are located within reasonable proximity of the Powder River Basin properties.

Personnel required for exploration, construction and operation at the Powder River Basin properties are expected to come from Gillette, Wright, Buffalo and Casper, Wyoming.

Typical ISR mining operations also require a disposal well for limited quantities of fluids that cannot be returned to the production aquifers. Commonly oil and gas wells within aquifers that have been or can be condemned for public use, are utilized for such purposes. Oil and gas wells, both abandoned and producing are located in the immediate vicinity of the properties.

Exploration History - Nichols Ranch ISR Uranium Project

The Nichols Ranch property was originally part of a large exploration area encompassing Townships 33 through 50 North of Ranges 69 through 79 West, on the 6th principle meridian. In 1966, Mountain West Mines Inc. (MWM -now Excalibur Industries) began a successful drilling exploration program in this area. In 1967, MWM entered into an agreement with Cleveland-Cliffs Iron Company (CCI) for further exploration and option if suitable resources were found. CCI exercised its option in 1976 with plans to begin underground mining operations in the vicinity of North Butte, approximately 6 and one-half miles northeast of Nichols Ranch. Changing economic conditions and the development of in-situ mining technology ended much of CCI’s interest in the area. By the late 1980s they began selling select properties or allowing them to revert back to the federal government.

Between 1968 and 1980 CCI drilled 117 holes and installed 3 water wells on the Nichols Ranch property. Texas Eastern Nuclear Inc. in 1985 completed limited drilling and exploration on the property and in early 1990s Rio Algom Co. also completed limited drilling in the area. In December 2005, we purchased the Nichols Ranch claims group as part of a six-property agreement to option from Excalibur Industries. We then expanded the properties by staking additional claims in the immediate and surrounding areas. In 2007 we had a technical report prepared to independently address the geology and uranium mineralization within our mineral holdings known as the Nichols Ranch ISR Uranium Project. This technical report was prepared in accordance with Canadian National Instrument 43-101 requirements.

Present Condition of Property - Nichols Ranch ISR Uranium Project

There are no pre-existing mineral processing facilities or related wastes on the property. In order to conduct exploratory drilling of the property, we were required to obtain permits (License to Explore) from the State of Wyoming Department of Environmental Quality, Land Quality Division, (WDEQ/LQD) and mine development, if warranted, would require a number of permits depending on the type and extent of development, one major permit being the mining permit issued by the WDEQ/LQD. Mineral recovery and processing for uranium would require a source materials license from the US Nuclear Regulatory Commission (USNRC).

Infrastructure at the site is dominantly related to local oil, gas, and CBM exploration and development. The site is located only 10 miles north of Wyoming Highway 387, and 12 miles west of the junction of Wyoming Highway 50. The proximity of the site to paved roads will be beneficial with respect to transportation of equipment, supplies, personnel and products to and from the site. Cleveland Cliffs Iron Company established 3 water supply/monitoring wells on site to support its exploration activities in the 1970s and 1980s. Electrical power and natural gas transmission lines are located within or immediately adjacent to the site. Thus, the basic infrastructure necessary to support an ISR mining operation, power, water and transportation, is located within reasonable proximity of the site. Typical ISR mining operations also require a disposal well for limited quantities of fluids that cannot be returned to the production aquifers. Commonly oil and gas wells within aquifers that have been or can be condemned for public use are utilized for such purposes. Oil and gas wells, both abandoned and producing, are located in the immediate vicinity of the site and nearby ISL operations such as Areva’s Christensen Ranch and Irigaray Mines have disposal wells.

Adjacent Properties

At year-end 2007, within a 7 miles radius of Nichols Ranch we hold mineral rights to over 13,500 acres which are planned for future advancement as part of the advancement of the Nichols Ranch ISR Project. These lands are within the historic Pumpkin Buttes Mining District and have the potential for mineralization in the Wasatch Formation. The following table summarizes our land holding in the vicinity of Nichols Ranch.

Property	Township	Range	No. Claims	~ Acreage
Doughstick	T43N	R76W	53	1060
Collins Draw	T42/43N	R76W	58	1160
State Lease	T43N	R76W	NA	640
North Rolling Pin	T43N	R76W	40	800
Hank	T43N	R75W	38	760
C-Line	T43N	R75W	40	800
Willow Creek	T44N	R76W	11	220
West North Butte	T44N	R76/75W	145	2900
East Nichols	T43N	R76W	116	2320
North Nichols	T43/44N	R76W	143	2860
TOTAL			644	13,520

Environmental Permitting

Mine planning for both the Hank and Nichols Ranch properties continue with no anticipated problems.

Because of the long lead times for environmental permitting of mining operations in North America, we have filed applications to the State of Wyoming and the US Nuclear Regulatory Commission for permits to conduct ISR mining of uranium for the Nichols Ranch and Hank properties, located in the Pumpkin Buttes Mining District of the Powder River Basin in Johnson and Campbell counties of Wyoming. Although we are conducting pre-feasibility studies, we have not at this stage completed any comprehensive feasibility studies on these properties demonstrating that development of the properties is commercially warranted. Proceeding with these advanced activities prior to completing detailed feasibility analysis adds risk to our plan of operations and we may incur costs which might not otherwise have been incurred.

Approval of the environmental permit applications is expected to allow us to proceed with commercial advancement of the two properties leading to production of yellowcake using the ISR method of uranium mining should it be determined that development is warranted. It is currently contemplated that the main production facility would be located at the Nichols Ranch property, and the Hank property would have a satellite facility providing uranium-loaded resin or enriched eluate to the main facility.

The primary regulatory approvals for an ISR uranium mine come from the WDEQ at the state level, and from the USNRC at the federal level. The WDEQ issues a Permit to Mine, and the USNRC issues a Source Material License. It is anticipated that the NRC will complete a Generic Environmental Impact Statement prior to the approval of new uranium ISR production activities. Both the state and federal agencies look at all environmental aspects of a proposed ISR mine including reclamation of the land surface following mining operations, and restoration of impacted ground water. Work place safety and the safety of the public are also closely monitored by regulatory agencies. Posting of a reclamation bond by the mine operator with the regulatory agencies in an amount to cover the total estimated cost of reclamation by a third party is also a requirement of the law. The reclamation bond must be a "hard" bond which means it must be either cash, certificate of deposit, letter of credit or some other similar type of financial instrument.

We have engaged TRC Mariah Associates based in Laramie, Wyoming as the prime contractor for performing the several environmental baseline studies. Hydro Engineering from Casper, Wyoming has been engaged to perform the necessary aquifer pump tests, and prepare the hydrology section of the environmental permit applications. Environmental surveys such as vegetation, soils, wildlife, cultural resources, radiation and water quality have been completed. Reports were prepared and incorporated into our applications which were submitted to the WDEQ and NRC in the last quarter of 2007.

NAMMCO Acquisition

On September 19, 2007 we signed a Purchase and Sale Agreement with NAMMCO, a Wyoming general partnership, and associated individuals named therein (collectively, the “NAMMCO Group”) to acquire an undivided eighty-one percent (81%) interest in the NAMMCO Group’s mineral properties located in the central Powder River Basin of Wyoming, USA and to enter into a joint venture agreement with the NAMMCO Group pursuant to which we will be operator of these properties.

Under the terms of the Purchase and Sale Agreement, we paid a total of $5,000,000 in cash and issued to the NAMMCO Group a total of 5,750,000 shares of our common stock to acquire the 81% interest in the NAMMCO properties. The agreement was subject to a due diligence period in our favor, ending on December 31, 2007 and to the concurrent signing of a mining joint venture agreement between the parties. The NAMMCO acquisition closed January 15, 2008 and a joint venture was formed, the Arkose Mining Venture (“Arkose Mining Venture”). As operator of the joint venture, our plan is to pursue an aggressive exploration program to determine the presence of uranium mineralization suitable for extraction by using the ISR mining method.

The Arkose Property is located in portions of Campbell and Johnson Counties, Wyoming, U.S.A., and is approximately 60 air miles northeast of Casper, Wyoming. The Arkose Property falls between Latitudes and Longitudes of approximately 106' 10’ and 105' 48’ West and 43' 47’ and 43' 31’ North, respectively. The Arkose Property covers lands in various sections in the Townships 41 to 44 North and Ranges 74 to 78 West.

The Arkose Property consists of unpatented lode mining claims, fee mineral leases, and state mineral leases. The land surface of the Arkose Property consists of private, federal and state lands. There are 4,226 unpatented lode mining claims within the Arkose Property which comprise approximately 69,137 acres; and 65 fee mineral leases nd 3 state leases which comprise approximately 13,073 net acres. The NAMMCO properties have significantly expanded our mineral property holdings in the Powder River Basin area, which currently consist of approximately 32,701 acres (13,233 hectares). Uranerz now controls a total of approximately 114,911 acres (46,503 hectares, or approximately 179 square miles) of mineral properties in the Powder River Basin.

Ownership History of the Arkose Property

The following is a brief description of what is known about ownership history of the Arkose Property and the properties in the larger exploration area of which the Arkose Property was historically a part.

The NAMMCO Group commenced acquiring rights to the properties comprising the Arkose Property in 2005, and continued to do so through 2006 and 2007. On January 15, 2008, we completed an acquisition of an undivided eighty-one percent interest in the Arkose Property and formed the Arkose Mining Venture with United Nuclear LLC, a company wholly owned by the NAMMCO Group.

The Arkose Property was originally part of a large exploration area encompassing Townships 33 through 50 North of Ranges 69 through 79 West, on the 6th principle meridian. In 1966, Mountain West Mines Inc. (MWM – now

Excalibur Industries) began a successful drilling exploration program in a portion of this area. In 1967, MWM entered into an agreement with Cleveland-Cliffs Iron Company (CCI) for further exploration and option if suitable resources were found. CCI exercised its option in 1976 with plans to begin underground mining operations in the vicinity of North Butte, within approximately 3 to 15 miles of the Arkose Property. Changing economic conditions and the development of ISR mining technology ended much of CCI’s interest in the area.

In addition to CCI, other uranium exploration companies during the last forty years have controlled property either within or near the Arkose Property area. These included Kerr McGee, Conoco, Texaco, American Nuclear, and Tennessee Valley Authority. Areva NC (Cogema Resources Inc.) and Cameco Resources Inc. (a subsidiary of Cameco Corporation) have retained portions of their original land positions in the area. The mining claims and leases originally controlled by most of these companies were let go over the years due to market conditions. These property abandonments continued into 2004.

Exploration and Development Work Undertaken

The Arkose Mining Venture has commenced uranium exploration on the Arkose Property in March 2008. Exploration for uranium on the Arkose Property has been performed as historic uranium exploration by previous operators. In addition, and not for the purpose of uranium exploration, CBM exploration/production well development has been performed on the Arkose Property thus providing direct and indirect evidence of uranium mineralization via publicly available gamma log data.

It is estimated that over 4,000 historic uranium exploration holes may have been drilled within the Arkose Property. This exploration was conducted by numerous exploration companies from the 1960s through the 1990s. Although this historic exploration data are known to exist, obtaining information on all but a handful (<50) of specific drill hole data, such as gamma, resistivity, and lithology logs, has not been possible to date.

The CBM exploration/production wells were drilled by numerous companies for development of coal bed methane resources in the area. A total of approximately 1,250 CBM exploration/production wells have been drilled on or immediately adjacent to the Arkose Property. Most of this drilling was completed from 1,200 to 2,000 feet deep and is on-going. CBM exploration/production wells and their associated gamma logs are all drilled and logged through the uranium mineralization-bearing sand horizons.

The Arkose Property is located within the Pumpkin Buttes Mining District, which was the first commercial uranium production district in Wyoming. Uranium was first discovered in the Pumpkin Buttes in 1951. Intermittent production from some 55 small mines through 1967 produced 36,737 tons of ore containing 208,143 pounds of uranium. This early mining focused on shallow oxidized ores exploited by small open pit mines. The ore was generally transported to the Atomic Energy Commission buying station in Edgemont, South Dakota. Modern mining in the district has focused on deeper reduced ores. Areva’s Christensen Ranch and Irigaray ISR uranium mining areas and processing facilities are located within the Pumpkin Buttes Mining District, approximately 10 and 16 air miles, respectively, from the Arkose Property. These mines have completed successful ISR mining and aquifer restoration in the Wasatch formation.

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

Planned Exploration - Powder River Basin

We have completed sufficient exploration in the Nichols Ranch area in order to focus on mine planning and permitting. Nonetheless, in 2008, we will continue a modest drilling program in this area to expand our knowledge of uranium potential for mining. The majority of our exploration in 2008 will be on the recently acquired Arkose Property described above. For more details on our exploration plans and expenditures please see the disclosure below under the section heading “Description of Properties – 2008 Exploration Plans”.

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

As at December 31, 2007 Black Range has completed drilling at both locations in the Great Divide Basin with 32 holes drilled on the Eagle property in 2006 and 42 holes drilled on the Cyclone Rim property during 2007. Geologic study is continuing on these drill results. Accordingly, they have met the minimum expenditure requirements and are continuing phase one of the joint venture.

Saskatchewan – Cochrane River Property

The Saskatchewan property extends to the northeast of the northern portion of Wollaston Lake. The closest community is the Village of Wollaston Lake which is located 50 km to the south. This community is served by a year-round scheduled air link to the cities of Saskatoon and Prince Albert in central Saskatchewan. A winter road (during January, February and March) links the Wollaston Lake community with Provincial Highway 905 (and the provincial road network) on the west side of Wollaston Lake.

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

Saskatchewan mineral dispositions including permits are administered by SIR on behalf of the Crown of Canada in accordance with The Mineral Disposition Regulations, 1986. The holder of a permit is granted the exclusive right to explore for minerals (though not to extract, recover or produce minerals except for testing and scientific purposes) within the permit outline. A permit is valid for a period of two years and may not be renewed. While in compliance with the requirements of the regulations, a permit holder is entitled to convert any portion of a permit to mineral claims which may be held indefinitely. The two-year life on the permits ended on January 31, 2007. In late January and early February, 2007, a total of seven claims were staked within the boundaries of MPP 1237 and 1238, for a total of 28,012 hectares. The new claims have been recorded with the Saskatchewan mine recorder office in la Ronge, and they now are posted on the government website. The staked area covered the most interesting “area of interest” as interpreted from the DIGHEM V survey, as well as areas of anomalous lake sediment chemistry. A claim holder may subsequently convert his claim into a mineral lease which allows for commercial extraction of minerals.

History of Operations

On November 4, 2005, we signed an agreement to joint venture our Cochrane River property located in northern Saskatchewan, Canada, with Triex Minerals Corporation. Triex can earn a 60% interest in the Cochrane River property by making payments to us of Cdn$75,000 and spending Cdn$1,500,000 on the property by October 1, 2008. After completing the 60% earn-in phase, Triex can elect to earn an additional 10% interest in the project by spending an additional Cdn$1,500,000 by November 1, 2009. Several phases of exploration work have been conducted by our joint venture partner (Triex) on the Cochrane River property. No mineralized material is known to exist.

Present Condition of the Property and Proposed Exploration Program

Our Saskatchewan mineral properties are undeveloped and do not contain any open-pit or underground mines. There is no plant or equipment located on our Saskatchewan mineral properties.

Since we have signed an agreement to joint venture our Cochrane River property with Triex, Triex is the operator of the exploration programs for this joint venture. Any exploration undertaken by Triex will be at its expense under the terms of the joint venture agreement. There is no assurance that Triex will make the cash payments or undertake the full amount of the exploration expenditures necessary for it to earn an interest in our Saskatchewan properties.

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

During September, 2006, a program consisting of a lake sediment sample program covering both of our permits MPP 1237 and 1238 as well as some prospecting and mapping designed primarily as a ground truth of the 2006 DIGHEM V airborne magnetic/EM survey. A total of 390 lake sediment samples were taken. The approximate density of sampling was 1 per 1.5 sq. km.

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

A total of seven claims have now been staked within the boundaries of our mineral prospecting permits MPP 1237 and 1238, for a total of 28,012 hectares. These claims have been recorded with the Saskatchewan mine recorder office in la Ronge. A claim holder may subsequently convert its claim into a mineral lease which allows for commercial extraction of minerals.

The focus of the 2007 summer program was to complete property-scale geological mapping of outcrops, and systematic geochemical sampling of boulders and glacial till. The objective was to refine targets for first-pass drill-testing in 2008. Because outcrop is sparse in the region (<10% over the property), analyses are mostly for boulders and till. A total of 270 man-days were spent collecting:

  65 outcrop samples
  28 boulder samples
  513 soil samples from glacial till

All samples were sent to Geolanalytical Laboratories of the Saskatchewan Research Council in Saskatoon.

The total cost for the 2007 summer program was approximately $580,000.

Total cumulative expenditures by Triex on the Cochrane River property to October 4, 2007 are $1.23 million. A cumulative $1.5 million was to be spent on the property by May 1, 2008, for Triex to earn its first option of 60% interest in the property (the “First Option”). Although work on this property has progressed well (more or less continuously since 2005), and although the May 2008 deadline is still several months away, it was anticipated that it would be difficult to meet the deadline. Turnaround of geochemical data from SRC was slow and data from the summer program that are required to properly evaluate, rate, and rank drill targets was not available to properly plan the drill program. Second, processing of permit applications by the Saskatchewan government is slow, with a two to four month time frame. As such, that made a winter program in 2008 untenable and the May 1st option deadline unrealistic.

Triex requested a five month extension to the original May 1st, 2008 deadline for the First Option. That would allow Triex until October 1st, 2008, to properly compile and interpret data, formulate targets, and obtain the necessary permits in time to successfully complete a summer drill program next year. We agreed to this extension on October 10, 2007.

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

The Athabasca Basin, which extends for some 425 km east-west x 220 km north-south, hosts several world class uranium deposits (McArthur River, Cigar Lake, Key Lake, and others). These deposits occur at and around the contact between western Wollaston Group metasediments and overlying Athabasca Group sandstone units and are generally termed unconformity-type deposits. Although much of the uranium mineralization is generally hosted by the overlying Athabasca Group sandstones, significant uranium mineralization commonly extends vertically beneath into the Wollaston Group rocks. This is particularly evident at the McArthur River deposit, where the majority of the uranium and the highest grades of mineralization occur in the underlying basement rocks.

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

Table of Mongolian Licenses

No.	License No	Name Of license	Coordinates		Aimag* and (Province)	Soum Area (Hectares)
1	8560X	Ulaankhushu u (Khavtsal)	109 01 20 10911 20 109 11 20 109 01 20	45 34 10 45 34 10 45 27 30 45 27 30	DG (Airag)	16091
2	10166X	Ovor bel	116 01 00 116 19 00 116 19 00 116 01 00	47 20 10 47 20 10 46 50 30 46 50 30	DO Matad	124527
3	10167X	Tasarkhai	115 30 00 116 00 00 116 00 00 115 30 00	47 00 00 47 00 00 46 54 00 46 54 00	DO Matad	42325
4	10165X	Khudgiin us	109 20 00 109 29 50 109 29 50 109 20 00	45 42 40 45 42 40 45 40 00 45 40 00	DG Airag	6308
5	10168X	Khartolgoi	105 05 00 105 25 00 105 25 00 105 05 00	45 00 00 45 00 00 44 51 30 44 51 30	DU Khuld, Delger khangai	41430
6	10169X	Chuluut	105 55 00 106 08 00 106 08 00 106 05 40 106 05 40 106 08 00 106 08 00 105 55 00	45 00 00 45 00 00 44 58 50 44 58 50 44 56 40 44 56 40 44 47 00 44 47 00	DU Khuld, Olziit	39987

7	10241X	Chuluut	100 27 00 100 30 00 100 30 00 100 36 00 100 36 00 100 27 00	48 17 00 48 17 [00] 48 17 10 48 17 10 48 11 30 48 11 30	AR Ondor Tariat	ulaan, 11589
8	10315X	Tolgod	109 00 00 109 05 20 109 05 20 109 00 00	45 54 00 45 54 00 45 52 00 45 52 00	DG Dalan jargalan	2558

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

We have retained the right to acquire a 21% interest in the joint venture, by paying to Bluerock an amount calculated in relation to the quantity of U3O8 within the Mongolian properties, as determined by a feasibility study. For measured mineral resources, we would pay a price of $0.42 per pound of U3O8; for indicated mineral resources, we would pay a price of $0.26 per pound of U3O8.

The defined terms, “measured mineral resources,” “indicated mineral resources,” and “inferred mineral resources” used in this quarterly report have the meanings set forth in National Instrument 43-101, Standards of Disclosure for Mineral Projects (“NI 43-101”), which provides guidelines for use of the terms “mineral resource” and “mineral reserve” which are Canadian mining terms defined in accordance with the guidelines set out in the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”) Standards on Mineral Resources and Mineral Reserves Definitions and guidelines adopted by the CIM. The definitions of proven and probable reserves used in NI 43-101 differ from the definitions in the United States Securities and Exchange Commission’s Industry Guide 7. In the United States, a mineral reserve is defined as a part of a mineral deposit, which could be economically and legally extracted or produced at the time the reserve determination is made by virtue of a bankable feasibility study. Accordingly, descriptions of mineral deposits in accordance with NI 43-101 may not be comparable to similar information made public by other U.S. companies under the United States federal securities laws and the rules and regulations thereunder.

Similar terms allow for us to acquire back a 21% interest in the joint venture if a gold deposit is discovered, based on a back-in price of $5.25 per ounce of measured gold resources and $3.15 per ounce of indicated gold resources.

History of Operations

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

Since July 2006, Bluerock employees and contractors have prospected five of the eight license areas and conducted additional research relating to the Khavtsal permit 8560X (in Ulaanbaatar and Irkutsk). Bluerock has provided a brief description below of exploration results for each license area.

Bluerock’s staff in Mongolia reviewed the results of its 2006 exploration efforts and has developed a program for 2007 that includes some follow-up geophysical work, but focused primarily on drill testing to expand the knowledge related to historical uranium information and to delineate uranium anomalies discovered last year. Additional information on the 2007 drilling program is discussed in the following sections.

Recent Exploration Activity

In 2007 Bluerock started drilling on our Ulaan Nuur uranium projects in Mongolia. The drilling program focused on three separate licenses located south of Ulaanbaatar in the Ulaan Nuur Depression. Based on Phase I geological data and discussions with on site geologists, Bluerock increased the planned metres of drilling from 3,000 metres to 4,000 metres.

Khavtsal

Drilling on the Khavtsal License focused on expanding the known uranium mineralization to the north and south of the historic Khavtsal mineralization. Geophysical surveys, completed in the first phase of the 2007 program, defined deeper basinal targets and interpreted fault structures that present newly defined targets for the expansion program.

Tolgod

Drilling on the Tolgod License focused on untested basinal targets associated with radiometric anomalies in both geophysical surveys and ground water studies.

Khudgiin Us

Drilling on the Khudgiin Us License was designed to locate the northern extension of known uranium mineralization in the Ulaan Nuur historic uranium anomaly. Results of 2007 geophysical surveys completed by Bluerock were incorporated into the drill planning for the project to ensure full coverage of the basinal targets.

Following the completion of the Khudgiin Us program the drill rigs and camp were moved to our Central Gobi uranium projects and the continuation of Bluerock’s 2007 Mongolian JV uranium exploration program.

Samples from the 2007 Mongolian drilling programs were prepared and analyzed by Activation Laboratories, (Actlabs) of Ancaster Ontario, at their lab in Ulaanbaatar, Mongolia. Rock preparation consisted of crushing and pulverizing to 85% passing 75 micron mesh. Uranium results were analyzed by XRF. All samples of interest, plus 10% of the remainder were shipped to Canada by Actlabs, for ICP-MS verification at their Ancaster facility.

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

Uranium Exploration Results

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

Bluerock's 2007 Mongolia uranium exploration projects remained active with reverse circulation diamond drilling combined with a trenching program on the Central Gobi Project. A report on this program is pending.

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

2008 Exploration Plans

Our Optionee Bluerock Resources is preparing a strategic assessment of our Mongolian properties for 2008 that is based on the results of the 2007 program. We will review this analysis when received and move towards adopting an ownership strategy that is mutually agreeable to both companies. Options include further exploration or divestiture.

Texas

On July 16, 2007 we announced the completion of an initial leasing program of approximately 8,000 acres in the State of Texas. Based on geologic reports and more than 90 historic drill holes, these 8,000 acres are believed to cover a northeast-southwest uranium mineralization trend.

We made the decision to widen our operations into the State of Texas given the possibility of in-situ recovery mining as evidenced by the existence of at least two successful uranium mines currently operating in that State.

Geologic study has been completed on the historic data we obtained from third parties. Initial drilling programs have been designed using this analysis to evaluate the presence of the uranium mineralization and to select targets within the area. Field work is planned to commence in Q2 of 2008. This is planned to test the presence of the uranium indicated in historic data. The field work may also include coring and industry standard extraction testing procedures of the anomalous zones to characterize the host sand for suitability of in situ recovery.

The Texas project is presently not considered a material property and will not be considered a material property until more data and information on the project can be obtained.

Mineral property expenditures – all properties

Our plan of operations is to explore for uranium on our Wyoming Powder River Basin and Texas properties while our joint venture partners are primarily responsible for carrying out exploration of our Wyoming Great Divide Basin, Saskatchewan, and Mongolia properties. All of our projects are at the exploration stage and there can be no assurance that a commercially viable mineral deposit, or reserve, exists on any of our properties until appropriate exploratory work is done and a comprehensive evaluation based on such work concludes legal and economic feasibility. Further exploration will be required before a final evaluation as to the economic and legal feasibility of mining of any of our properties is determined. There is no assurance that further exploration will result in a final evaluation that a commercially viable mineral deposit exists on any of our mineral properties. We anticipate that we will require additional financing in order to pursue full exploration of these projects. We do not have sufficient financing to undertake full exploration and, if warranted, development of our mineral claims at present and there is no assurance that we will be able to obtain the necessary financing. Because of the long lead times for environmental permitting of mining operations in North America, we have collected environmental baseline data and filed the environmental permitting applications on two of our properties in Powder River Basin area of Wyoming that we feel may have the potential, based on data in our possession, of being developed into commercial in-situ recovery uranium mines. However, we have not at this stage completed any comprehensive feasibility studies on these properties demonstrating that development of any of the properties is commercially warranted. Proceeding with these advanced activities prior to completing detailed feasibility analysis adds risk to our plan of operations and we may incur costs which might not otherwise have been incurred. Our cash expenditures in 2008, excluding property acquisitions, are estimated to be $11.5 million, as follows:

Wyoming
Exploration
Wholly –owned properties	$1,100,000
Arkose properties	$5,200,000	$6,300,000
Environmental		$800,000
Production and well planning		$300,000
Texas exploration		$300,000
General and Administrative expenditures		$3,800,000

Total		$11,500,000

These estimates are subject to change.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter ended December 31, 2007.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on the American Stock Exchange on August 10, 2006 under the symbol "URZ", and previously, since May 6, 2004, on the Over the Counter Bulletin Board (“OTCBB”) under the symbol "URNZ", formerly known as "CVTU". The American Stock Exchange has launched trading in options (derivatives: puts and calls) on our common stock. The options are quoted with position limits of 2,500,000 shares and strike prices of 2 ½ - 5 – 7 ½ - 10. The specialist is Jane Street Specialist. The Chicago Board Options Exchange began trading in options (derivatives: puts and calls) on our common stock on April 12, 2007. Our common stock also trades, since August 2007, on the Toronto Stock Exchange under the symbol “URZ” and on the Frankfurt Exchange under the symbol “U9E”.

The following table shows the high and low sales price or bid price for our common shares for the calendar quarters indicated, as reported by the American Stock Exchange, www.amex.com, and Bloomberg for the OTCBB, as applicable.

Period	High	Low
2007
Fourth Quarter	$4.73	$2.53
Third Quarter	$5.14	$2.69
Second Quarter	$7.65	$5.01
First Quarter	$5.69	$2.95
2006
Fourth Quarter	$4.80	$1.33
Third Quarter(1)	$3.25	$2.00
Second Quarter	$3.22	$1.70
First Quarter	$2.69	$1.12
2005
Fourth Quarter	$1.36	$0.84
Third Quarter	$1.79	$0.55
Second Quarter	$1.05	$0.50
First Quarter	$1.20	$0.51

(1) Our common stock began trading on the American Stock Exchange on August 10, 2006.

As of March 13, 2007 the closing bid quotation for our common stock was $2.40 per share as quoted by the AMEX.

As of March 13, 2007, we had 45,340,187 shares of common stock issued and outstanding, held by approximately 8,000 registered shareholders. Many shares are registered through intermediaries, making the precise number of shareholders difficult to obtain.

Dividend Policy

We anticipate that we will retain any earnings to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future. Any further determination to pay cash dividends will be at the discretion of our board of directors and will be dependent on the financial condition, operating results, capital requirements and other factors that our board deems relevant. We have never declared a dividend.

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

Repurchase of Securities

During 2007, neither the Company nor any affiliate of the Company repurchased common shares of the Company registered under Section 12 of the Securities Exchange Act of 1934, as amended.

Equity Compensation Plan Information

As at December 31, 2007, we had one equity compensation plan under which our common shares have been authorized for issuance to our officers, directors, employees and consultants, namely our 2005 Stock Option Plan. Our 2005 Stock Option Plan has been approved by our shareholders.

The following summary information is presented for our 2005 Stock Option Plan as of December 31, 2007.

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options,	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved By Security Holders	4,283,000	$2.00	5,395,360
Equity Compensation Plans Not Approved By Security Holders	Not Applicable	Not Applicable	Not Applicable

2005 Stock Option Plan Information

The following is a summary of important Stock Option Plan provisions. It is not a comprehensive discussion of all of the terms and conditions of the Stock Option Plan. The information provided below may be modified or altered by some provisions in the Stock Option Plan. Readers are advised to review the full text of the Stock Option Plan to fully understand all terms and conditions of the Stock Option Plan.

Purpose

The purpose of the Stock Option Plan is to advance the best interests of the Company by providing additional incentive to those persons who have a substantial responsibility for its management, affairs, and growth by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with the Company. Further, the availability and offering of Stock Options under the Plan supports and increases the Company's ability to attract, engage and retain individuals of exceptional talent upon whom, in large measure, the sustained progress growth and profitability of the Company for the shareholders depends.

Persons Eligible

Any employee, director, general partner, officer, attorney, accountant, consultant or advisor providing services to the Company or any parent, affiliate, or subsidiary of the Company is eligible to be designated a participant in the Stock Option Plan. However, stock option grants may only be granted to full- or part-time employees, officers, or directors of the Company or one of its subsidiaries.

Administration

The Company’s Compensation Committee administers the Stock Option Plan, or such other committee as the Board may assign administrative responsibility in the best interests of the Company. The administering committee (the “Committee”) has the power to: (i) designate Stock Option Plan participants; (ii) grant stock options; (iii) establish rules and regulations for the administration of the Stock Option Plan; (iv) determine the amount, price, type and timing of each stock option grant; (v) cancel any stock option awarded under the Stock Option Plan, under certain circumstances; (vi) correct defects in the Plan or in any granted stock option; and (vii) make any other determination or take any other action that the Committee deems necessary or desirable to the administration of the Stock Option Plan.

Shares Available under the Stock Option Plan

The total number of shares of the Company available for grants of stock options under the Stock Option Plan shall be 10,000,000 Common Shares, subject to adjustment as herein provided, which shares may be either authorized but un-issued or reacquired Common Shares of the Company. If a stock option or portion thereof shall expire or terminate for any reason without having been exercised in full, the un-purchased shares covered by such nonqualified stock option shall be available for future grants of stock options under the Stock Option Plan. Shares issuable upon exercise of stock options have been registered under the U.S. Securities Act of 1933, as amended, pursuant to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 21, 2005.

Terms and Conditions of Stock Options

Stock options may be granted to any person who is performing or who has been engaged to perform services of special importance to management in the operation, development and growth of the Company. The Committee has the sole power to set the option price of granted stock options. All stock options granted under the Stock Option Plan must be granted within ten years of the date the plan was adopted and all granted stock options must be exercised within ten years of the date of grant. The Committee may grant stock options which vest in installment periods and may modify such periods to accelerate vesting. Stock options are evidenced by a form stock option agreement.

Exercise of Stock Options

The exercise of vested stock options is made upon written notice to the Company of intent to exercise and payment of the exercise price. The exercise price may be paid (i) in cash, cashier’s check, certified check, bank draft or money order, or (ii) at the discretion of the Committee, by delivery of fully paid nonassesable common shares of the Company, valued at the fair market value for such shares, determined by the average of the high and low sales price of the Company’s common shares on the date of exercise.

Transfer of Stock Options

Except by will, the laws of descent and distribution, or with the written consent of the Committee, no right or interest in any stock option granted under the Stock Option Plan is assignable or transferable, and no right or interest of any optionee is liable for, or subject to, any lien, obligation or liability of the optionee. Upon petition to, and thereafter with the written consent of the Committee, an optionee may assign or transfer all or a portion of the optionee's rights and interest in any stock option granted under the Stock Option Plan. Stock options are exercisable during the optionee's lifetime only by the optionee or assignees, or the duly appointed legal representative of an incompetent optionee, including following an assignment consented to by the Committee.

Adjustments to Stock Options

In the event that the outstanding common shares of the Company are changed into or exchanged for a different number or kinds of shares or other securities of the Company by reason of merger, consolidation, other reorganization, recapitalization, reclassification, combination of shares, stock split-up or stock dividend:

  Prompt, proportionate, equitable, lawful and adequate adjustment shall be made of the aggregate number and kind of shares subject to stock options which may be granted under the Stock Option Plan, such that the optionee shall have the right to purchase such common shares as may be issued in exchange for the common shares purchasable on exercise of the nonqualified stock option had such merger, consolidation, other reorganization, recapitalization, reclassification, combination of shares, stock split-up or stock dividend not taken place;

  Rights under unexercised stock options or portions thereof granted prior to any such change, both as to the number or kind of shares and the exercise price per share, will be adjusted appropriately, provided that such adjustments will be made without change in the total exercise price applicable to the unexercised portion of such nonqualified stock options but by an adjustment in the price for each share covered by such nonqualified stock option; or

  Upon any dissolution or liquidation of the Company or any merger or combination in which the Company is not a surviving corporation, each outstanding stock option granted hereunder shall terminate, but the optionee shall have the right, immediately prior to such dissolution, liquidation, merger or combination, to exercise his nonqualified stock option in whole or in part, to the extent that it shall not have been exercised, without regard to any installment exercise provisions in such nonqualified stock option.

Also, upon the occurrence of any person acquiring more than 20% of the common shares of the Company through a tender offer, exchange offer, or otherwise, upon a change in control of the Company or upon the sale of substantially all the assets of the Company, any optionee who is also a Company insider will be entitled to receive cash for their nonqualified stock options equal to the final offer price per share paid in the offer or similar event, or in the case of a change in control or sale of assets, the aggregate fair market value of the shares.

Amendment of the Plan

The Board of Directors may at any time suspend or terminate the Plan, in whole or in part or amend it from time to time as appropriate in the best interests of the Company. No amendment will, without the consent of the optionee, affect previously granted stock options.

Recent Sales of Unregistered Securities

On January 15, 2008:

The Company completed an acquisition of an undivided 81% interest in the NAMMCO mineral properties, covering over approximately 82,000 acres (33,000 hectares) in the Pumpkin Buttes uranium mining district of the central Powder River Basin of Wyoming, U.S.A. (the “NAMMCO Properties”) pursuant to a purchase and sale agreement with mining venture previously announced on September 19, 2007 between the Company and the NAMMCO Group. With this acquisition, the Company has effectively tripled its property position in the Powder River Basin and now controls a total of approximately 115,000 acres (46,500 hectares, or approximately 170 square miles) of mineral properties in the area. Pursuant to the Purchase and Sale Agreement, the total purchase price paid by the Company to acquire its 81% interest in the NAMMCO Properties was cash in the amount of U.S. $5,000,000 and 5,750,000 shares of the Company common stock issued to the NAMMCO Group (the “Uranerz Consideration Shares”).

In connection with its acquisition of its 81% interest in the NAMMCO Properties, the Company has entered into a joint venture agreement dated as of January 15, 2008 (the “Venture Agreement”) with United Nuclear, LLC (“United Nuclear”), a limited liability company wholly owned by the NAMMCO Group and their designee under the Purchase and Sale Agreement (as amended). Under the Venture Agreement, the parties agree that United Nuclear will hold (and contribute to) its nineteen percent (19%) working interest in the joint venture, and the Company will operate and be the manager of the joint venture under the name “Arkose Mining Venture”. Effective as of January 14, 2008, the Purchase and Sale Agreement was amended to reflect the formation of United Nuclear to serve as a vehicle pursuant to which the NAMMCO Group would enter into the Venture Agreement.

The Uranerz Consideration Shares issued to the NAMMCO Group were not registered under the Securities Act, or the laws of any state, and are subject to resale restrictions and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. The Uranerz Consideration Shares were placed pursuant to exemptions from registration requirements of the Securities Act provided by Section 506 of Regulation D of the Securities Act and/or Section 4(2) of the Securities Act. Pursuant to the Purchase and Sale Agreement, the Company granted the NAMMCO Group registration rights relating to the Uranerz Consideration Shares; and, in connection therewith, the Company is obligated to prepare and file or cause to be prepared and filed with the United States Securities and Exchange Commission, no later than one hundred and twenty (120) days after the issuance of the Uranerz Consideration Shares, a registration statement under the Securities Act on appropriate form registering the resale, from time to time, of such shares by the NAMMCO Group.

In connection with the issuance of the Uranerz Consideration Shares to the NAMMCO Sellers, the NAMMCO Group entered into a voting agreement with the Company dated as of January 15, 2008 pursuant to which each of such sellers granted the Company’s management or the Company’s appointed agent the right to vote fifty percent (50%) of their outstanding and currently held Uranerz Consideration Shares, whether held directly or indirectly by such sellers, for a period of three (3) years following the date of the issuance of the Uranerz Consideration Shares.

On February 1, 2007:

1.

The Company issued 50,000 share purchase warrants to a consultant, exercisable at $3.69 per share on or before February 1, 2008. The warrants were issued in a private transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

During the period ended March 31, 2007, the Company issued 4,481,749 shares of common stock pursuant to the exercise of common share purchase warrants for proceeds of $8,316,678. All warrants (i) were exercised by, and the underlying common shares issued to, or for the account or benefit of, Non-“U.S. Persons” (as that term is defined in Rule 902 of Regulation S under the Securities Act) outside the United States in “off-shore transactions” (as that term is defined in Rule 902 of Regulation S under the Securities Act) that are exempt from the registration requirements of the Securities Act pursuant to Rule 903 of Regulation S under the Securities Act or (ii) were exercised pursuant to Rule 506 of Regulation D of the Securities Act on the basis that each investor is an “accredited investor” as defined under Rule 501(a) of Regulation D of the Securities Act of 1933, as amended. Each investor represented to us their intent to acquire the securities for investment purposes for their own account. No general solicitation or general advertising was undertaken in connection with the offering. All securities issued were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Securities Act or an applicable exemption from the registration requirements of the Securities Act.

We completed the following sales of securities without registration pursuant to the Securities Act of 1933 (the “Securities Act”) during the year ended December 31, 2006:

On March 3, 2006:

1.

We completed a private placement with twenty-three (23) investors of 2,755,000 Units at a price of $1.00 per Unit for total proceeds of $2,755,000 pursuant to Rule 506 of Regulation D of the Securities Act. We paid a commission equal to 7 ½ % of a portion of the funds raised in connection with the completion of the offering. The sales were completed pursuant to Rule 506 of Regulation D of the Securities Act on the basis that each investor is an “accredited investor” as defined under Rule 501(a) of Regulation D of the Securities Act of 1933, as amended. Each investor represented to us their intent to acquire the securities for investment purposes for their own account. No general solicitation or general advertising was undertaken in connection with the offering. All securities issued were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Securities Act or an applicable exemption from the registration requirements of the Securities Act.

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

We filed a resale registration statement on Form SB-2 to register the shares of common stock issuable or issued to the investors for resale. The registration statement was declared effective on January 18, 2007 (SEC No. 333 – 139537), was amended June 29, 2007 and again declared effective on July 13, 2007.

April 15, 2005 Private Placement Financing

1.

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

October 17, 2005 Private Placement Financing

1.

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

November 17, 2005 Private Placement Financing

1.

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

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data about Uranerz for the last five years is set forth in the table below. You should read the data in the table in conjunction with the consolidated financial statements and related notes set forth in Item 8, “Financial Statements and Supplementary Data.”

Dollars and shares in thousands, except per share
amounts	2007	2006	2005	2004	2003
Operating expenses
Depreciation	57	15	1	-	-
Foreign exchange	$24	1	4	-	-
General and administrative	$7,863	5,879	4,482	18	24
Impairment loss on mineral properties	$-	-	315	-	-
Mineral exploration	$7,008	1,232	89	2	3
Total operating expenses	$14,951	7,127	4,891	20	27
Gain on sale on investment securities	$-	79	-	-	-
Interest income	$710	411	-	-	-
Loss on settlement of debt	$-	-	(132)	-	-)
Mineral property options received	$44	87	21	-	-
Net loss for the year	14,197	6,549	5,002	20	27

Common stock data
Weighted average shares outstanding	38,438	29,738	12,995	5,640	5,617
Net loss per share – basic and diluted	$0.37	0.22	0.38	-	-
Total shares outstanding at December 31	39,224	34,560	21,995	5,640	5,640
Balance sheet data at December 31
Total assets	$12,216	12,492	1.978	7	-
Property, plant and equipment – net	$406	123	9	-	-
Working capital	$11,114	11,980	1,776	(58)	(38)
Total debt	$52	-	-	-	-
Common shareholders’ equity	$11,518	12,113	1,785	(58)	(38)
Cash flow data
Net cash used for operating activities	$9,259	1,692	581	3	8

Net cash used for investing activities	$281	472	326	-	-
Net cash provided by financing activities	$8,590	12,532	2,824	11	18

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are an exploration stage company engaged in the acquisition, exploration and, if warranted, development of uranium properties. We own interests in properties in Wyoming and Texas, USA; Saskatchewan, Canada; and Mongolia. We are principally focused on the exploration of our projects in the Powder River Basin area of Wyoming. We have entered into joint venture agreements for each of our Saskatchewan and Mongolia properties whereby the joint venture partner for each project can earn an ownership interest in the property in exchange for exploration and development expenditure commitments and/or cash and equity consideration. We have also joint ventured our uranium projects in the Great Divide Basin area of Wyoming. Our joint venture partners have conducted exploration of our Wyoming Great Divide Basin, Saskatchewan and Mongolian mineral properties and we anticipate this will continue. We plan to maintain, explore and, if warranted, develop our projects in the Powder River Basin area of Wyoming. We plan to commence exploration on our Texas project in 2008.

Because of the long lead times for environmental permitting of mining operations in North America, we have collected environmental baseline data on two of our properties in the Powder River Basin area of Wyoming that we feel may have the potential, based on data in our possession, of being developed into commercial in-situ recovery uranium mines. These permit applications were filed in December of 2007.

In support of our goals for 2007, we focused our efforts on the following five key operating priorities.

Exploration in Wyoming

Mine permitting

Acquisition of properties with uranium potential

Investor relations

Organization and staffing

Results of Operations

Twelve-month period ended December 31, 2007 compared to twelve-month period ended December 31, 2006

Revenue

We have not earned any revenues to date and we anticipate that we will not generate any revenues during the twelve month period following the date of this report.

Operating Expenses and Other Expenses (Income)

We incurred total operating expenses of $14,951,402 for the twelve-month period ended December 31, 2007, as compared to $7,126,992 for the corresponding period in 2006. The increase of operating expenses in the amount of $7,824,410 (110%) was primarily attributable to increased spending of $5,776,188 on acquiring and exploring mineral properties in Wyoming as described in detail in Item 2 of this Annual Report on Form 10-K. Our general and administrative expenses consisted primarily of stock based compensation, payroll, consulting, investor relations and general overhead which increased $1,983,747 or 33% over 2006 reflecting our growth in corporate affairs, investor relations (including listing on the Toronto Stock Exchange) and Casper operations.

Our interest expense for the twelve-month period ended December 31, 2007 was imputed on an interest free loan as $3,692 (2006 – nil). We earned $710,226 of interest income for the twelve-month period ended December 31, 2007 as compared to $411,462 for the corresponding period in 2006. This income resulted from short term investments. Net loss for the twelve-month period ended December 31, 2007 was $14,197,366, as compared to $6,548,901 for the corresponding period in 2006, an increase of $7,648,645 (117%).

As we anticipated, our exploration expenses continued to increase throughout the 2007 fiscal year in comparison with 2006 as a result of our planned exploration activities and as a result of payments required to maintain our interests in our mineral properties. In addition, as we anticipated, general and administrative expenses continued to increase as we complied with our obligations to many stockholders as a reporting company under the Securities Exchange Act of 1934, listed on the American Stock Exchange. As anticipated, we did not earn any revenues during the 2007 fiscal year as we were engaged in exploration and the permitting of our mineral properties.

Cash Used in Operating Activities

Net cash used in operating activities was $9,258,752 for the twelve-month period ended December 31, 2007, compared to $1,691,781 for the corresponding period in 2006. The increase in net cash used in operations reflects the growth of our operations, including an increase of $5,776,188 for mineral related expenditures.

Cash Used in Investing Activities

We invested $281,306 in equipment and reclamation bonds in the twelve- month period ended December 31, 2007, compared to $471,727 for mineral properties and operating assets in the corresponding period in 2006.

Cash Provided by Financing Activities

Net cash provided by financing activities amounted to $8,589,966 for the twelve-month period ended December 31, 2007, primarily from private placements of common stock, compared to $12,531,835 for the corresponding period in 2006. We received an additional $202,500 from the exercise of stock options in January 2008.

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

Cash Used in Operating Activities

Net cash used in operating activities was $1,691,781 for the twelve-month period ended December 31, 2006, compared to $580,559 for the corresponding period in 2005. The increase in net cash used in operations reflects the growth of our operations, including an increase of $827,950 for mineral related expenditures.

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

Assets and Liabilities

We had total assets of $12,216,146 at December 31, 2007 compared to $12,491,996 at December 31, 2006, primarily cash accumulated from the sale of shares. Property and Equipment was $406,288 compared to $123,236 at December 31, 2006. Our liabilities were $697,855 compared to $378,809 at December 31, 2006. Liabilities include due to related parties of` $471,115 (2006 - $200,047) and long term debt of $52,146 (2006 – nil).

Liquidity and Capital Resources

Our operations are primarily financed by proceeds from issuances of common stock. Our cash position at December 31, 2007 was $11,343,737 compared to $12,293,890 as of December 31, 2006. We had working capital of $11,114,149 as of December 31, 2007, compared to working capital of $11,989,951 as of December 31, 2006.

Financings

During the year ended December 31, 2007, the Company:

1.	Issued 4,481,749 shares of common stock upon the exercise of share purchase warrants for cash proceeds of $8,316,678.

2.	Issued 182,000 common shares upon the exercise of stock options for cash proceeds of $288,100.

During the year ended December 31, 2006, the Company:

1.	Issued 2,700,000 shares of common stock upon the exercise of share purchase warrants for cash proceeds of $1,777,250.

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

Capital Requirements

Our cash position of 11,343,737 at December 31, 2007, plus an estimated $450,000 from the exercise of warrants and options provide approximately $11.8 million for future operations. We estimate that our cash expenditures for operations over the next twelve months will be approximately $11,500,000 as outlined below. Property acquisitions, including those committed at December 31, 2007 and operations beyond 2008 will be financed through one or more equity issues. We intend to focus most of our exploration efforts in Wyoming.

Our plan of operation for the next twelve months is to continue with exploration of our expanded Wyoming Powder River Basin properties while our joint venture partners carry out exploration activities in Saskatchewan, Mongolia and the Wyoming Great Divide Basin area under the terms of the joint venture agreements. Our planned geological exploration programs are described in Item 2 of this Report. Our planned cash operating expenditures for the year ending December 31, 2007 for corporate expenses, exploration on our Wyoming mineral properties and general and administrative expenses are summarized as follow:

Category	Planned Expenditures Over the Next Twelve Months (US$)
Exploration	$6,300,000
Environmental, production and well planning	$1,100,000

General and Administrative expenses	$3,800,000
TOTAL	$11,500,000

In addition to our planned operating expenditures, we anticipate spending approximately $7 million for acquisition of identified properties, including the NAMMCO acquisition completed in January, 2008, which included $5 million in cash as part of the purchase price. We may make additional significant investments as opportunities arise. Our exploration and, if warranted, development plans will be continually evaluated and modified as exploration and environmental results become available. Modifications to our plans will be based on many factors, including: results of exploration, assessment of data, weather conditions, exploration costs, the price of uranium and available capital. Further, the extent of our operations and investment programs that we undertake will be dependent upon the amount of financing available to us.

During the twelve-month period following the date of this annual report, we anticipate that we will not generate any revenues. We anticipate that additional funding to carry out all our 2008 plans will be in the form of equity financing from the sale of our common stock.

Future Financings

We require additional financing to carry out our full program of exploration and property acquisitions during 2008. We plan to complete additional sales of our common stock in order to raise the funds necessary to pursue our plan of operations and to fund our working capital. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will be successful in completing any financings. Failure to obtain additional financing on a timely basis would require a reduced plan of operations and acquisitions.

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

Mineral Property Costs

The Company is primarily engaged in the acquisition, exploration and, if warranted, development of mineral properties. Mineral property acquisition costs are capitalized in accordance with EITF 04-2 “Whether Mineral Rights Are Tangible or Intangible Assets” when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met. In the event that a mineral property is acquired through the issuance of the Company’s shares, the mineral property will be recorded at the fair value of the respective property or the fair value of common shares, whichever is more readily determinable.

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

During the year ended December 31, 2007, mineral property expenditures totaling $7,008,396 (2006 - $1,232,208; 2005 - $404,258) were expensed and the Company received mineral property option payments of $43,810 (2006 -$87,500; 2005 - $21,167).

Stock-based Compensation

The Company records stock based compensation in accordance with SFAS 123(R), “Share-Based Payments,” which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards, made to employees and directors, including stock options.

SFAS 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the consolidated statement of operations over the vesting period.

No tax benefits were attributed to stock-based compensation expense because a full valuation allowance was maintained for all net deferred tax assets.

Accounting Developments

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption this statement did not have a material effect on the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging

Activities"; to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

Contractual Obligations

As of the fiscal year ended December 31, 2007, we had no significant contractual obligations extending beyond 2008.

We have no material long-term debt, capital lease, operating lease or purchase obligations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not exposed to risks associated with commodity prices, interest rates and credit. Commodity price risk is defined as the potential loss that we may incur as a result of changes in the fair value of uranium. Interest rate risk results from our debt and equity instruments that we issue to provide financing and liquidity for our business. Credit risk would arise from the extension of credit throughout all aspects of our business but is not yet significant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Uranerz Energy Corporation
(An Exploration Stage Company)

December 31, 2007

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders
Uranerz Energy Corporation
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Uranerz Energy Corporation as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the years in the three year period ended December 31, 2007 and accumulated from May 26, 1999 (Date of Inception) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Uranerz Energy Corporation as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2007 and accumulated from May 26, 1999 (Date of Inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Uranerz Energy Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2008 expressed an unqualified opinion thereon.

/s/ MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

March 14, 2008

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	December 31,	December 31,
	2007	2006
	$	$
ASSETS
Current Assets
Cash	11,343,737	12,293,890
Amounts receivable	92,444	–
Prepaid expenses and deposits	323,677	64,870
Total Current Assets	11,759,858	12,358,760
Mineral Property Reclamation Bonds (Note 4 (l))	50,000	10,000
Property and Equipment (Note 3)	406,288	123,236
Total Assets	12,216,146	12,491,996

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	138,188	169,688
Accrued liabilities	4,950	9,074
Due to related parties (Note 7)	471,115	200,047
Current portion of loan payable (Note 6)	31,456	–
Total Current Liabilities	645,709	378,809
Loan Payable (Note 6)	52,146	–
Total Liabilities	697,855	378,809
Commitments and Contingencies (Notes 1, 4, and 11)
Subsequent Events (Note 13)
Stockholders’ Equity
Preferred Stock, 10,000,000 shares authorized, $0.001 par value;
Nil shares issued and outstanding	–	–
Common Stock, 100,000,000 shares authorized, $0.001 par value;
39,224,087 and 34,560,338 shares issued and outstanding, respectively	39,224	34,560
Additional Paid-in Capital	37,375,384	23,777,517
Accumulated Other Comprehensive Income	481	542
Deficit Accumulated During the Exploration Stage	(25,896,798)	(11,699,432)
Total Stockholders’ Equity	11,518,291	12,113,187
Total Liabilities and Stockholders’ Equity	12,216,146	12,491,996

(The accompanying notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)

	Accumulated From
	May 26, 1999
	(Date of Inception)		Years Ended
	to December 31,		December 31,
	2007	2007	2006	2005
	$	$	$	$

Revenue	–	–	–	–
Expenses
Depreciation	72,274	56,669	14,398	1,207
Foreign exchange	28,732	23,571	1,367	3,794
General and administrative (Note 7)	18,332,437	7,862,766	5,879,019	4,482,133
Mineral property expenditures	8,684,649	7,008,396	1,232,208	404,258
Total Operating Expenses	27,118,092	14,951,402	7,126,992	4,891,392
Operating Loss	(27,118,092)	(14,951,402)	(7,126,992)	(4,891,392)
Other Income (Expense)
Gain on sale of investment securities	79,129	–	79,129	–
Interest income	1,121,688	710,226	411,462	–
Loss on settlement of debt	(132,000)	–	–	(132,000)
Mineral property option payments received	152,477	43,810	87,500	21,167
Total Other Income (Expense)	1,221,294	754,036	578,091	(110,833)
Net Loss	(25,896,798)	(14,197,366)	(6,548,901)	(5,002,225)
Other Comprehensive Income (Loss)
Foreign currency translation adjustment	481	(61)	542	–
Comprehensive Loss	(25,896,317)	(14,197,427)	(6,548,359)	(5,002,225)
Net Loss Per Share – Basic and Diluted		(0.37)	(0.22)	(0.38)
Weighted Average Shares Outstanding		38,438,000	29,738,000	12,995,000

(The accompanying notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)

	Accumulated From
	May 26, 1999(Date
	of Inception)		Year Ended
	to December 31,		December 31,
	2007	2007	2006	2005
	$	$	$	$
Operating Activities

Net loss	(25,896,798)	(14,197,366)	(6,548,901)	(5,002,225)

Adjustments to reconcile net loss to cash used
in operating activities:

Depreciation	72,273	56,668	14,398	1,207
Gain on sale of investment securities	(79,129)	–	(79,129)	–
Impairment loss on mineral properties	790,147	–	449,952	315,143
Loss on settlement of debt	132,000	–	–	132,000
Mineral property option payment received	(37,500)	–	(37,500)	–
Stock-based compensation	13,030,491	4,991,491	4,215,025	3,808,975

Changes in operating assets and liabilities:

Prepaid expenses and deposits	(317,440)	(252,570)	(44,184)	(20,686)
Amounts receivable	(92,419)	(92,419)	–	–
Accounts payable and accrued liabilities	273,810	(35,624)	137,657	115,508
Due to related parties	539,623	271,068	200,901	69,519

Net Cash Used in Operating Activities	(11,584,942)	(9,258,752)	(1,691,781)	(580,559)

Investing Activities

Acquisition of mineral properties	(790,147)	–	(449,952)	(315,143)
Reclamation bonds	(50,000)	(40,000)	(10,000)	–
Acquisition of subsidiary, net cash paid	(48)	–	(48)	–
Proceeds from sale of investment securities	116,629	–	116,629	–
Purchase of property and equipment	(380,147)	(241,306)	(128,356)	(10,485)

Net Cash Used In Investing Activities	(1,103,713)	(281,306)	(471,727)	(325,628)

Financing Activities

Repayment of loan payable	(14,812)	(14,812)	–	–
Advances to related party	10,700	–	–	–
Proceeds from issuance of common stock	24,319,276	8,604,778	12,771,100	2,867,725
Share issuance costs	(283,253)	–	(239,265)	(43,987)

Net Cash Provided By Financing Activities	24,031,911	8,589,966	12,531,835	2,823,738

Effect of Exchange Rate Changes on Cash	481	(61)	542	–

Increase In Cash	11,343,737	(950,153)	10,368,869	1,917,551

Cash - Beginning of Period	–	12,293,890	1,925,021	7,470

Cash - End of Period	11,343,737	11,343,737	12,293,890	1,925,021

Non-cash Investing and Financing Activities

Investment securities received as a mineral
property option payment	37,500	–	37,500	–
Purchase of equipment with loan payable	98,414	98,414	–	–
Common stock issued to settle debt	341,830	–	129,830	212,000
Common stock issued for mineral property costs	15,000	–	–	–

Supplemental Disclosures

Interest paid	3,692	3,692	–	–
Income taxes paid	–	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Period from May 26, 1999 (Date of Inception) to December 31, 2007
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

(The accompanying notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Period from May 26, 1999 (Date of Inception) to December 31, 2007
(Expressed in US dollars)

					Deficit
					Accumulated
			Additional	Accumulated	During the
	Common Stock		Paid-in	Other	Exploration
	Shares	Amount	Capital	Comprehensive	Stage	Total
	#	$	$	Income	$	$
				$
Balance, December 31, 2005	21,995,000	21,995	6,913,393	–	(5,150,531)	1,784,857
Shares issued for cash at $1.00 per
share	7,245,000	7,245	7,237,755	–	–	7,245,000
Shares issued for cash at $1.75 per
share	2,142,200	2,142	3,746,708	–	–	3,748,850
Share issuance costs	–	–	(516,964)	–	–	(516,964)
Shares issued for finders fees	238,498	238	277,460	–	–	277,698
Shares issued upon the exercise of
warrants	2,700,000	2,700	1,774,550	–	–	1,777,250
Shares issued for services at $0.91
per share	100,000	100	90,900	–	–	91,000
Shares and options issued to settle
debt	139,640	140	129,690	–	–	129,830
Fair value of stock options granted	–	–	4,124,025	–	–	4,124,025
Other comprehensive income	–	–	–	542	–	542
Net loss for the year	–	–	–	–	(6,548,901)	(6,548,901)
Balance, December 31, 2006	34,560,338	34,560	23,777,517	542	(11,699,432)	12,113,187
Shares issued upon the exercise of
warrants	4,481,749	4,482	8,312,196	–	–	8,316,678
Shares issued upon the exercise of
options	182,000	182	287,918	–	–	288,100
Fair value of stock options granted	–	–	4,997,753	–	–	4,997,753
Other comprehensive income (loss)	–	–	–	(61)	–	(61)
Net loss for the year	–	–	–	–	(14,197,366)	(14,197,366)
Balance, December 31, 2007	39,224,087	39,224	37,375,384	481	(25,896,798)	11,518,291

(The accompanying notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2007
(Expressed in US dollars)

1.	Nature of Operations and Continuance of Business

Uranerz Energy Corporation (the “Company”) was incorporated in the State of Nevada, U.S.A. on May 26, 1999. Effective July 5, 2005, the Company changed its name from Carleton Ventures Corp. to Uranerz Energy Corporation. The Company has acquired mineral property interests in Canada, Mongolia, and the United States.

The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business is the acquisition and exploitation of uranium and mineral resources.

The Company has not generated any revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. As at December 31, 2007, the Company has working capital of $11,114,149. Although existing cash resources and a planned equity issue are currently expected to provide sufficient funds through the upcoming fiscal year, the capital expenditures required to achieve planned principal operations may be substantial. The continuation of the Company as a going concern for a period longer than the upcoming fiscal year is dependent upon the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation and Principles of Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Rolling Hills Resources LLC (“Rolling Hills”), a Mongolian company. All inter-company transactions and balances have been eliminated. The Company’s fiscal year-end is December 31.

	b)	Use of Estimates

The preparation of these consolidated financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to useful life and recoverability of long-lived assets, stock-based compensation, deferred income tax asset valuations and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	d)	Property and Equipment

Property and equipment consists of computers and office equipment and field equipment. These assets are recorded at cost and are depreciated on a straight-line basis over their estimated life of five years.

	e)	Financial Instruments

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

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated financial statements
December 31, 2007
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	f)	Investment Securities

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

	g)	Mineral Property Costs

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

During the year ended December 31, 2007, mineral property expenditures totaling $7,008,396 (2006 - $1,232,208; 2005 - $404,258) were expensed and the Company received mineral property option payments of $43,810 (2006 - $87,500; 2005 - $21,167).

	h)	Asset Retirement Obligation

Estimated future removal and site restoration costs, when determinable are provided over the life of proven reserves on a units-of-production basis. Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards. Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred. As the Company had not incurred any asset retirement obligations, at December 31, 2007, the Company has not recognized any amount for asset retirement obligations.

	i)	Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. The functional currency of Rolling Hills, the Company’s wholly-owned Mongolian subsidiary, is the Mongolian Togrog. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation” into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Foreign currency transactions are primarily undertaken in Canadian dollars and Mongolian Togrogs. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated financial statements
December 31, 2007
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	j)	Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at December 31, 2007, 2006 and 2005, the Company’s comprehensive income (loss) consisted of unrealized gains and losses on foreign currency translation adjustments.

	k)	Long-lived Assets

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

	l)	Stock-based Compensation

The Company records stock based compensation in accordance with SFAS 123(R), “Share-Based Payments,” which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards, made to employees and directors, including stock options.

SFAS 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the consolidated statement of operations over the vesting period.

No tax benefits were attributed to stock-based compensation expense because a full valuation allowance was maintained for all net deferred tax assets.

	m)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the consolidated statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Shares underlying these securities totaled approximately 4,449,100 as of December 31, 2007 (2006 - 7,243,000; 2005 – 2,710,000).

	n)	Income Taxes

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

	o)	Reclassifications

Certain reclassifications have been made to the prior period’s consolidated financial statements to conform to the current period’s presentation.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated financial statements
December 31, 2007
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	p)	Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

	q)	Recently Adopted Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption this statement did not have a material effect on the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated financial statements
December 31, 2007
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	q)	Recently Adopted Accounting Pronouncements (continued)

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"; to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

3.	Property and Equipment

			December 31,	December 31,
			2007	2006
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Computers and office equipment	129,390	27,870	101,520	47,411
Field equipment	349,172	44,404	304,768	75,825
	478,562	72,274	406,288	123,236

4.	Mineral Properties

a)

On April 26, 2005 the Company entered into an agreement to acquire a 100% interest in two mineral prospecting permits located in the Athabasca Basin area of Saskatchewan, Canada for consideration of Cdn$40,757 and a 2% royalty on the prospecting permits. This agreement was with a company controlled by a director of the Company. On October 20, 2005, the agreement was amended so that the Company has a one-time right, exercisable for ninety days, following the completion of a bankable feasibility study to buy one-half of the vendor’s royalty interest for Cdn$1,000,000. On November 4, 2005, the Company entered into an option and joint venture agreement with a company (the “Optionee”) on the Company’s two mineral prospecting permits. The Optionee can earn a 60% interest in the property by paying the Company Cdn$75,000 in three annual installments of Cdn$25,000 each and incurring Cdn$1,500,000 in exploration expenditures in various stages by May 1, 2008. The Optionee can elect to earn an additional 10% interest by incurring an additional Cdn$1,500,000 by November 1, 2009. On October 10 2007, the first option was extended five months from May 1, 2008 to October 1, 2008. As at December 31, 2007, the Company has received Cdn$50,000 of instalment payments with respect to this agreement.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated financial statements
December 31, 2007
(Expressed in US dollars)

4.	Mineral Properties (continued)

b)

In May 2005, the President of the Company acquired, on behalf of the Company, a 100% interest to a mineral license in Mongolia for $105,945, which was then transferred to Rolling Hills, which was acquired on January 9, 2006.

c)

A consultant to the Company acquired, on behalf of the Company, the right to one exploration license located in Mongolia for a nominal amount, which was then transferred to Rolling Hills, which was acquired on January 9, 2006.

d)

An agent of the Company acquired, on behalf of the Company, the rights to six exploration licenses located in Mongolia for $13,300. The amount was advanced to the agent by the President of the Company. The agent transferred title to the property to Rolling Hills, which was acquired on January 9, 2006.

e)

On November 18, 2005, the Company entered into an agreement to acquire a 100% interest in 10 mining claims located in the Powder River Basin area, Wyoming, in consideration of $250,000. The amounts were paid in installments and completed by January 2007.

f)

On December 9, 2005, the Company entered into an option agreement to acquire a 100% interest in 44 mining claims within six mineral properties located in the Powder River Basin area, Wyoming. As at December 31, 2007 all requirements of this option agreement were satisfied and a deed for the 44 claims was received. A royalty fee of between 6% - 8% is payable, depending upon the future selling price of uranium recovered from these properties.

g)

On February 17, 2006, as amended on March 16, 2006 and September 8, 2006, the Company entered into a  letter agreement to option and joint venture its eight Mongolian projects to another company (the “Optionee”). The Optionee has the right to acquire a 70% interest in the projects in consideration for the following payments:

		(i)	$5,000 upon execution of the letter agreement (received);
		(ii)	$30,000 (received) and 150,000 common shares of the Optionee (received);
		(iii)	$15,000 by October 18, 2006 (received);
		(iv)	$20,000 by October 18, 2007 (received);
		(v)	$25,000 by October 18, 2008; and
		(vi)	$25,000 by October 18, 2009.

In addition, the Optionee must make the following expenditures:

		(i)	$200,000 in year 2006 (completed);
		(ii)	$250,000 in year 2007 (completed);
		(iii)	$450,000 in year 2008; and
		(iv)	$600,000 in year 2009.

Once the Optionee has exercised their option to acquire a 70% interest in the properties, the Company will have the right and option to reacquire a 21% interest exercisable by giving notice 120 days following receipt by the parties of a feasibility study on the properties, by paying the Optionee an amount calculated in relation to the quantity of uranium and gold determined under the feasibility study. If the Company exercises the right and option, the Company would hold a 51% interest and control of the property.

h)

On June 7, 2006, the Company entered into an Agreement with another company (the “Optionee”) on two of the Company’s exploration projects located within the Red Desert area of southwest Wyoming. The Company and the Optionee will form a joint venture to conduct further exploration and to develop the properties. The Optionee shall have the right to earn a 50% equity interest in the joint venture during the first phase of the exploration program by managing the property, incurring a minimum $100,000 per year of exploration costs on the projects, and incurring $750,000 of exploration costs, within three years of inception of the agreement.

On completion of the first phase of the exploration program, should the Company or the Optionee elect not to contribute to the costs of the second phase of expenditures on a pro-rata basis, then the contributing party shall have the right to earn a further 1% interest in the joint venture for every $25,000 spent on the projects to a maximum interest in the joint venture of 70% (maximum expenditures of $500,000).

On completion of the second phase of expenditures, should the Company or the Optionee elect not to contribute to all further expenditures on a pro-rata basis they would be awarded a 6% royalty for their contribution up to that point and the contributing party shall have the right to earn a further 1% interest in the joint venture for every $25,000 spent on the projects to a maximum interest in the joint venture of 100% (maximum expenditures of $750,000). As at December 31, 2007 the Optionee has met the minimum expenditure requirements and is continuing phase one of the joint venture.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated financial statements
December 31, 2007
(Expressed in US dollars)

4.	Mineral Properties (continued)

i)

On October 30, 2006, the Company entered into an agreement with an officer and director of the Company (the “Related Party”), to use certain geological reports held by the Related Party for the purposes of staking and acquiring potential areas of interest. Under the terms of the agreement, the Company agreed to pay the Related Party the sum of $0.40 for each measured and indicated pound of uranium staked by the Company or a fee of $750 for each claim registered with the Bureau of Land Management, based on the use of the geological reports. This fee is payable to the Related Party in shares of common stock of the Company based on a share price of $2.50 per share. In connection with the issuance of the common shares, the Company agreed to grant the related party registration rights for the resale of such shares. If the shares are not registered and eligible for resale six months after issuance, the Company shall pay a penalty of an additional 10% of the number of shares issued. In December 2007, the staking and acquisition program was completed and a liability of $402,250 (2006 - $nil) was recorded as due to Related Party. This debt will be settled through the issuance of 160,900 common shares in 2008.

j)

On January 23, 2007, the Company entered into a purchase agreement to acquire three mineral properties consisting of 138 unpatented lode mining claims located in Campbell County, Wyoming for $3,120,000 which was paid on February 1, 2007.

	k)	In 2007, the Company acquired several mining leases in Briscoe County, Texas for a total purchase price of $60,817.

	l)	Reclamation bonds totaling $50,000 (2006 - $10,000) are pledged to the State of Wyoming, Department of Environmental Quality, for property reclamation.

m)

On September 19, 2007, the Company signed a Purchase and Sale Agreement (the “Agreement”) to acquire an undivided eighty-one percent (81%) interest in approximately 80,000 acres (32,375 hectares) of mineral properties located in the central Powder River Basin of Wyoming, USA and to enter into a joint venture agreement with the vendor pursuant to which the Company will operate the properties. Under the terms of the Agreement, the Company is to pay $5,000,000 cash and issue 5,750,000 shares of the Company’s common stock to acquire the 81% interest. The Agreement is subject to a due diligence period in favor of the Company ending on December 31, 2007 and to the signing of a mining joint venture agreement between the parties. The transaction is expected to close in January 2008. As at December 31, 2007, the Company deposited $100,000, held in escrow, pursuant to the terms of the Agreement. The acquisition was completed in January 2008. Refer to Note 13(a).

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

Allocation of the purchase price was as follows:

$
Cash	852
Mineral properties	13,268
Total consideration paid	14,120

6.	Loan Payable

`	December 31,	December 31,
	2007	2006
	$	$
Loan payable to vendor, interest at 8% per annum, maturing
June 2010, and secured by field equipment	83,602	-

Less current portion:	(31,456)	-

	52,146	-

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated financial statements
December 31, 2007
(Expressed in US dollars)

6.	Loan Payable (continued)

During the year ended December 31, 2007, the Company acquired field equipment totaling $98,414. Consideration was a secured loan in the amount of $98,414. The Company made repayments on the loan payable of $14,812 and $3,692 of interest payments. Principal repayments for the next three fiscal years are as follows:

$
2008	31,456
2009	34,067
2010	18,079

83,602

7.	Related Party Transactions / Balances

a)

On October 30, 2006, the Company entered into an agreement with an officer and director of the Company (the “Related Party”), to use certain geological reports held by the Related Party for the purposes of staking and acquiring potential areas of interest. Under the terms of the agreement, the Company agreed to pay the Related Party the sum of $0.40 for each measured and indicated pound of uranium staked by the Company or a fee of $750 for each claim registered with the Bureau of Land Management, based on the use of the geological reports. This fee is payable to the Related Party in shares of common stock of the Company based on a share price of $2.50 per share. In connection with the issuance of the common shares, the Company agreed to grant the related party registration rights for the resale of such shares. If the shares are not registered and eligible for resale six months after issuance, the Company shall pay a penalty of an additional 10% of the number of shares issued. In December 2007, the staking and acquisition program was completed and a liability of $402,250 (2006 - $Nil, 2005 - $Nil) was recorded as due to the Related Party. This debt will be settled through the issuance of 160,900 common shares in 2008.

b)

During the year ended December 31, 2007, the Company incurred $318,997 (2006 - $242,826, 2005 - $92,826) for consulting services and office expenses (included in general and administrative expenses) to companies controlled by a director of the Company. Other general and administrative expenses were reimbursed in the normal course of business. At December 31, 2007, $18,000 (2006 – $58,194, 2005 - $90,562) is owing to the director and these companies, and the amounts are unsecured, non-interest bearing, and due on demand. As at December 31, 2007, the Company had $Nil (2006 - $26,266, 2005 - $19,815) in prepaid expenses to these companies.

c)

During the year ended December 31, 2007, the Company incurred $199,000 (2006 - $174,000, 2005 - $86,000) for consulting services (included in general and administrative expenses) to a director. Other general and administrative expenses were reimbursed in the normal course of business. In 2007, the Company acquired property assets from this director, valued at $402,250 (see Note 7 (a)). During the year ended December 31, 2006, the Company settled $121,148 of debt through the granting of 131,000 stock options. At December 31, 2007, consulting services and expenditures incurred on behalf of the Company of $50,865 (2006 – $93,853, 2005 - $53,138) is owed to this director, and the amounts are unsecured, non- interest bearing, and due on demand.

d)

During the year ended December 31, 2007, the Company incurred $120,000 (2006 - $102,000, 2005 – $80,000) for consulting services (included in general and administrative expenses) to a company controlled by the President of the Company. Other general and administrative expenses were reimbursed in the normal course of business. At December 31, 2007, the Company owes $Nil (2006 – $48,000, 2005 - $Nil) which was unsecured, non-interest bearing, and due on demand.

	e)	The mineral prospecting permits referred to in Note 4(a) were acquired from a company controlled by a director of the Company.

f)

During the year ended December 31, 2007, the Company incurred $22,000 (2006 – $120,000, 2005 - $Nil) for bonuses (included in general and administrative expenses) for seven officers. The amounts have been recorded as general and administrative expense.

g)

During the year ended December 31, 2007, the Company incurred Directors’ fees of $81,500 (2006 - $28,934, 2005 - $Nil) for five non-executive Directors. The amounts have been recorded as general and administrative expense.

h)

During the year ended December 31, 2007, the Company incurred consulting fees of $82,017 (2006 - $31,414, 2005 - $Nil) to an entity controlled by an officer of the Company. The amounts have been recorded as general and administrative expense.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated financial statements
December 31, 2007
(Expressed in US dollars)

8.	Common Stock

Stock transactions for the year ended December 31, 2007:

	a)	During January, February and March 2007, the Company issued 4,481,749 shares of common stock, pursuant to the exercise of common share purchase warrants, for proceeds of $8,316,678.

	b)	In January 2007, the Company issued 10,000 shares of common stock, pursuant to the exercise of stock options, for proceeds of $7,500.

	c)	In May 2007, the Company issued 32,000 shares of common stock, pursuant to the exercise of stock options, for proceeds of $28,900.

	d)	In June 2007, the Company issued 75,000 shares of common stock, pursuant to the exercise of stock options, for proceeds of $117,500.

	e)	In September 2007, the Company issued 45,000 shares of common stock, pursuant to the exercise of stock options, for proceeds of $95,000.

	f)	In October 2007, the Company issued 20,000 shares of common stock, pursuant to the exercise of stock options, for proceeds of $39,200.

Stock transactions for the year ended December 31, 2006:

a)

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

	b)	In March 2006, the Company issued 12,500 shares of common stock upon the exercise of share purchase warrants for cash proceeds of $7,500.

c)

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

	d)	In April 2006, the Company issued 131,000 common shares upon the exercise of stock options to settle $121,148 of debt owing to a director.

	e)	In April 2006, the Company issued 100,000 shares of common stock for consulting services at a fair value of $91,000.

	f)	In June 2006, the Company issued 25,000 shares of common stock upon the exercise of share purchase warrants for cash proceeds of $15,000.

	g)	In August 2006, the Company issued 32,500 shares of common stock upon the exercise of share purchase warrants for cash proceeds of $19,500.

	h)	In November 2006, the Company issued 2,580,000 shares of common stock upon the exercise of share purchase warrants for cash proceeds of $1,622,750.

	i)	In December 2006, the Company issued 50,000 shares of common stock upon the exercise of share purchase warrants for cash proceeds of $112,500.

	j)	In December 2006, the Company issued 8,640 common shares upon the exercise of stock options to settle $8,682 of debt owing to a consultant.

9.	Stock Based Compensation

On November 7, 2005, the Company adopted a Stock Option Plan under which the Company is authorized to grant options to acquire up to a total of 10,000,000 shares of common stock. The Company did not grant any stock options during the year ended December 31, 2005.

On January 6, 2006, the Company granted stock options to directors to acquire 1,725,000 common shares at an exercise price of $0.75 per share exercisable to January 6, 2011. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $1.38. During the year ended December 31, 2006, the Company recorded stock- based compensation for the vested options of $2,383,950 as general and administrative expense.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated financial statements
December 31, 2007
(Expressed in US dollars)

9.	Stock Based Compensation (continued)

On January 6, 2006, the Company granted stock options to consultants to acquire 270,000 common shares at an exercise price of $0.75 per share exercisable to January 6, 2011. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted, was $1.38. During the year ended December 31, 2006, the Company recorded stock- based compensation for the vested options of $373,140 as general and administrative expense.

On May 23, 2006, the Company granted stock options to directors and consultants to acquire 550,000 common shares at an exercise price of $1.96 per share exercisable until May 23, 2011. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted was $2.05. During the year ended December 31, 2006, the Company recorded stock-based compensation for the vested options of $1,126,012 as general and administrative expense.

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

In January, 2007 the Company granted stock options to directors, officers, employees and consultants to acquire 1,470,000 common shares at an exercise price of $3.20 per share exercisable to January 26, 2012 and recorded stock-based compensation for the vested options of $4,290,000 as general and administrative expense.

In February 2007, the Company granted stock options to employees and consultants to acquire 300,000 common shares at exercise prices of $3.45 to $3.69 per share exercisable for 5 years and recorded stock-based compensation for the vested options of $452,369 as general and administrative expense.

In July, 2007 the Company granted stock options to a consultant to acquire 50,000 common shares at an exercise price of $4.73 per share exercisable to July 9, 2012 and recorded stock-based compensation for the vested options of $52,129 as general and administrative expense.

In August, 2007 the Company granted stock options to a consultant to acquire 100,000 common shares at an exercise price of $2.71 per share exercisable to August 20, 2012 and recorded stock-based compensation for the vested options of $128,115 as general and administrative expense.

The fair value for stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the years ended December 31, 2007 and 2006 were $2.97 and $1.54 per share, respectively. The weighted average assumptions used are as follows:

		Years Ended
	December 31,	December 31,	December 31,
	2007	2006	2005

Expected dividend yield	0%	0%	-
Risk-free interest rate	4.7%	4.4%	-
Expected volatility	168%	250%	-
Expected option life (in years)	3.1	2.5	-

The total intrinsic value of stock options exercised during the year ended December 31, 2007 was $592,730 (2006 - $383,522).

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated financial statements
December 31, 2007
(Expressed in US dollars)

9.	Stock Based Compensation (continued)

The following table summarizes the continuity of the Company’s stock options:

			Weighted-
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
		$		$

Outstanding, December 31, 2005	-	-

Granted	2,684,640	1.01
Exercised	(139,640)	0.93

Outstanding, December 31, 2006	2,545,000	1.01

Granted	1,920,000	3.26
Exercised	(182,000)	1.58

Outstanding, December 31, 2007	4,283,000	2.00	3.59	3,874,750

Exercisable, December 31, 2007	3,958,000	1.87	3.50	3,874,750

A summary of the status of the Company’s non-vested shares as of December 31, 2007, and changes during the years ended December 31, 2007, is presented below:

		Weighted
		Average
	Number of	Grant Date
Non-vested shares	Shares	Fair Value
		$

Non-vested at January 1, 2007	-	-

Granted	1,920,000	2.97
Vested	(1,595,000)	2.95

Non-vested at December 31, 2007	325,000	3.14

As at December 31, 2007, there was $771,587 (2006 – $nil) of total unrecognized compensation cost related to non-vested stock option agreements. That cost is expected to be recognized over a weighted average period of 1.11 years. As at December 31, 2007, the Company can issue a further 5,395,360 stock options as part of the Stock Option Plan.

10.	Stock Purchase Warrants

On February 1, 2007, the Company issued 50,000 share purchase warrants to a consultant, exercisable at $3.69 per share on or before February 1, 2008. The fair value of warrants issued was estimated at the date of grant to be $75,140 using the Black-Scholes option-pricing model assuming an expected life of 1 year, a risk-free rate of 4.86%, an expected volatility of 103% and no expected dividends. The fair value of these share purchase warrants was approximately $1.50 per share. During the year ended December 31, 2007, the Company recognized stock-based compensation of $75,140, of which $68,878 was charged to operations as general and administrative expense, and the balance of $6,262 was recorded as prepaid expense, to be amortized over the remaining term of the agreement.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated financial statements
December 31, 2007
(Expressed in US dollars)

10.	Stock Purchase Warrants (continued)

A summary of the changes in the Company’s common share purchase warrants is presented below:

		Weighted
		Average
		Exercise
	Number	Price
		$
Balance, December 31, 2004	-	-
Issued	2,710,000	0.60
Balance, December 31, 2005	2,710,000	1.86
Issued	4,812,849	1.86
Exercised	(2,700,000)	0.66
Expired	(125,000)	0.60
Balance, December 31, 2006	4,697,849	1.86
Issued	50,000	3.69
Expired	(100,000)	2.25
Exercised	(4,481,749)	1.86
Balance December 31, 2007	166,100	2.86

As at the December 31, 2007, the following common share purchase warrants were outstanding:

Number of	Exercise
Warrants	Price	Expiry Date
	$
50,000	3.69	February 1, 2008
116,100	2.50	March 3, 2008

166,100

11.	Commitments

	a)	On January 1, 2007, the Company entered into a one year premises lease agreement in Wyoming for $21,559 per annum with an option to renew for an additional year for $23,099 per annum.

b)

On September 19, 2007, the Company signed a Purchase and Sale Agreement (the “Agreement”) to acquire an undivided eighty-one percent (81%) interest in approximately 80,000 acres (32,375 hectares) of mineral properties located in the central Powder River Basin of Wyoming, USA and to enter into a joint venture agreement with the vendor pursuant to which the Company will operate the properties. Under the terms of the Agreement, the Company is to pay $5,000,000 cash and issue 5,750,000 shares of the Company’s common stock to acquire the 81% interest. The Agreement is subject to a due diligence period in favor of the Company ending on December 31, 2007 and to the signing of a mining joint venture agreement between the parties. The transaction is expected to close in January 2008. As at December 31, 2007, the Company deposited $100,000, held in escrow, pursuant to the terms of the Agreement. The acquisition was completed in January 2008. Refer to Note 13(a).

12.	Income Taxes

The Company has adopted the provisions of SFAS 109, “Accounting for Income Taxes”. Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years. The Company has $12,104,000, of net operating losses to carryforward which are available to offset taxable income in future years which expire through fiscal 2027. For the years ended December 31, 2007, 2006 and 2005 the valuation allowance established against the deferred tax assets increased by $3,222,060, $660,496 and $307,340, respectively.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated financial statements
December 31, 2007
(Expressed in US dollars)

12.	Income Taxes (continued)

The components of the net deferred tax asset at December 31, 2007, 2006, and 2005, the statutory tax rate, the effective tax rate, and the amount of the valuation allowance are indicated below:

	December 31,	December 31,	December 31,
	2007	2006	2005
	$	$	$

Loss before taxes	(14,197,366)	(6,548,901)	(5,002,225)
Statutory rate	35%	35%	35%

Computed expected tax (recovery)	(4,969,080)	(2,292,120)	(1,1750,780)
Stock-based compensation	1,747,020	1,475,259	1,333,140
Impairment in mineral properties	-	156,360	110,300
Change in valuation allowance	3,222,060	660,496	307,340

Reported income taxes	–	–	–

	December 31,	December 31,	December 31,
	2007	2006	2005
	$	$	$

Deferred tax asset
- Net operating losses	4,364,060	1,014,500	354,000
- Less valuation allowance	(4,364,060)	(1,014,500)	(354,000)

Net deferred tax asset	–	–	–

The Company has incurred operating losses of approximately $12,468,750 which, if unutilized, will expire through to 2027. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the loss.

	Net	Expiration
	Loss	Date
	$
1999	2,470	2019
2000	–	2020
2001	32,160	2021
2002	51,670	2022
2003	26,920	2023
2004	20,100	2024
2005	878,110	2025
2006	1,887,120	2026
2007	9,205,880	2027

	12,104,430

13.	Subsequent Events

a)

In January 2008, the Company issued 5,750,000 common shares and paid $5,000,000 in cash to complete the acquisition of mineral properties, as noted in Note 11(b). Upon closing, the Company acquired 81% of additional properties identified subsequent to the agreement referred to in Note 11(b) for cash of $757,043.

	b)	In January 2008, the Company granted 1,005,000 stock options to directors, officers, employees and consultants at an exercise price of $2.64 per share expiring January 6, 2013.

	c)	In January 2008, the Company issued 270,000 common shares, pursuant to the exercise of stock options, for proceeds of $202,500 and cancelled 100,000 stock options.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report of Form 10-K for the fiscal year ended December 31, 2007, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the design and operation of the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007 and no material weaknesses were discovered.

The Company’s independent registered public accounting firm, Manning Elliot LLP, has issued an attestation report on the Company’s internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders
Uranerz Energy Corporation
(An Exploration Stage Company)

We have audited Uranerz Energy Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Uranerz Energy Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Uranerz Energy Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Uranerz Energy Corporation as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows, and stockholders equity for each of the years in the three year period ended December 31, 2007 and accumulated from May 26, 1999 (Date of Inception) to December 31, 2007 and our report dated March 14, 2008 expressed an unqualified opinion thereon.

/s/ MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

March 14, 2008

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the above-referenced evaluation by management of the effectiveness of our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to our current directors, executive officers and key employees. The term for each director expires at our next annual meeting or until his or her successor is appointed. The ages of the directors, executive officers and key employees are shown as of December 31, 2007.

			Director/Officer
Name	Current Office with Company	Principal Occupation	Since	Age
Glenn Catchpole	President and Chief Executive Officer; Director	President and Chief Executive Officer, Uranerz Energy Corporation	March 1, 2005	64
George Hartman	Executive Vice-President and Chief Operating Officer; Director	Executive Vice-President and Chief Operating Officer, Uranerz Energy Corporation	May 9, 2005	68
Dennis Higgs	Chairman	Chairman Uranerz Energy Corporation	May 26, 1999	50
Paul Saxton*	Director	President of Lincoln Gold Corporation	October 26, 2004	61
Dr. Gerhard Kirchner*	Director	Chairman, Mindoro Resources Limited	March 13, 2005	78
Peter Bell*	Director	President of Ezon Healthcare Corporation	May 10, 2006	73
Arnold J. Dyck*	Director	Self-Employed, General Contractor	May 23, 2006	67
Richard Holmes*	Director	Secretary, Treasurer PhosMex Corporation	May 23, 2006	66
Benjamin Leboe	Chief Financial Officer	Chief Financial Officer of Uranerz Energy Corporation	May 23, 2006	62
Kurtis Brown	Senior Vice-President, Exploration	Senior Vice-President, Exploration of Uranerz Energy Corporation	March 8, 2007	57
Douglas Hirschman	Vice President, Lands	Vice President, Lands of Uranerz Energy Corporation	December 6, 2007	55
Sonya Reiss	Vice President and Corporate Secretary	Vice President and Corporate Secretary, Uranerz Energy Corporation	December 6, 2007	37

* - Indicates that the director is “independent” in accordance with the American Stock Exchange Company Guide.

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

Mr. Higgs has been involved in the financial and venture capital markets for over twenty years, raising several millions of dollars in the United States, Canada and Europe. He founded his first junior exploration company in 1983 and took it public through an initial public offering in 1984. Since then, Mr. Higgs has been involved in the founding, financing and initial public listing of several companies, including Arizona Star Resource Corp. (TSX: “AZS”) and BioSource International Inc. (NASDAQ: “BIOI”). BioSource was acquired by Invitrogen Corporation at $12.50/share in October, 2005.

In July 1990, Mr. Higgs established Senate Capital Group Inc., a private venture capital company which provides management consulting and investor relations services.

At present, Mr. Higgs serves as a director and officer of Miranda Gold Corp., a Canadian public gold exploration company, which he founded in May 1993.

Mr. Paul Saxton was appointed to the Board of Directors on October 26, 2004. Mr. Saxton is a mining engineer who also holds an MBA from the University of Western Ontario. He has been active in the mining industry since 1969, holding various positions including mining engineer, mine superintendent, president and chief executive officer of numerous Canadian mining companies.

Following 10 years with Cominco, Mr. Saxton became vice-president and president of Mascot Gold Mines Ltd. (from 1983 to 1986), initially working on the design and construction of the Nickel Plate mine in British Columbia, Canada. Subsequently Mr. Saxton became a vice-president of Corona Corporation (from 1986 to 1987 where he was responsible for western operations and exploration for the company and was instrumental in the re-opening of the Nickel Plate Mine). In 1989, Mr. Saxton was appointed senior vice-president of Viceroy Resource Corporation where he was responsible for helping to obtain financing and the construction and operations of the Castle Mountain mine in California. In 1994, Mr. Saxton was appointed as president of Loki Gold Corporation and Baja Gold Inc. where he was responsible for arranging over $45 million in mine financing and bringing the Brewery Creek Gold mine into production. Loki Gold, Baja Gold and Viceroy Resource Corp. were merged in 1996 and Mr. Saxton became President of Viceroy at that time.

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

Mr. Saxton has been appointed to the Company's nomination and governance committee, and compensation committee.

Dr. Gerhard F. Kirchner was appointed to the Board March 13, 2005. Dr. Kirchner has 40 years of international mine development and management experience including 20 years with Uranerz Exploration and Mining Ltd. (“UEM”) (from 1975 to 2005). At UEM, Dr. Kirchner spent nine years as General Manager and 11 years as Senior Vice President. He and his team were responsible for the Key Lake uranium discovery and the engineering and development of projects such as the Midwest uranium deposit, Eagle Point North uranium deposit, Star Lake gold deposit and the Crow Butte ISL uranium deposit.

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

Mr. Arnold J. Dyck was appointed to the Board of Directors on May 10, 2006. Mr. Dyck was employed at Uranerz Exploration and Mining Limited from 1977 to 1998. Mr. Dyck progressed through various positions with Uranerz Canada Limited, Uranerz Exploration and Mining Limited, and Uranerz U.S.A. Inc. to become the Senior Vice-President and Chief Financial Officer for the Uranerz group of companies. He also served as a member of the board of directors for Uranerz U.S.A. Inc. and as chairman of the board with a subsidiary mining company. Uranerz Exploration and Mining Limited, Uranerz Canada Limited, Uranerz U.S.A. and the original Uranerz group of companies are not connected with, or a predecessor company to Uranerz Energy Corporation. The original Uranerz group of companies was acquired by Cameco, the world's largest primary uranium producer, in 1998.

During the past five years, Mr. Dyck has been self employed as a general contractor in designing, constructing and selling new homes and renovating older homes and offices.

Mr. Dyck is a graduate of the Registered Industrial Accountant education program and was awarded the designation of certified Management Accountant in 1975.

Mr. Dyck has been appointed to the Company's audit committee and compensation committee.

Mr. Richard W. Holmes was appointed to the Board of Directors on May 23, 2006 Mr. Holmes was an assistant controller with Duke Power Company (now Duke Energy) from 1971 to 1981. Duke Energy has operated nuclear plants for more than thirty years. While at Duke Power Mr. Holmes was Assistant Controller of the parent company. He was also Treasurer of Eastover Land Company, a $100 million subsidiary of Duke's with interests in coal properties in Kentucky and West Virginia. Concurrently, Mr. Holmes was Treasurer of Western Fuel, Duke's uranium mining project in Wyoming.

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

Mr. Holmes received his bachelor's degree in accounting from the University of Wisconsin. He held the position of Senior Auditor at Arthur Andersen & Co. in Chicago, Illinois, from 1968 to 1971. Mr. Holmes was an active certified public accountant from 1971 to 2003.

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

Mr. Benjamin Leboe was appointed as the Company’s Chief Financial Officer on May 23, 2006 and acted as our Corporate Secretary from October, 2006 to December, 2007. Mr. Leboe was a senior consultant, management consulting of the Business Development Bank of Canada, from January 2005 to February 2006. Previously, Mr. Leboe was president, secretary, treasurer, principal financial and accounting officer and a director of Asia Payment Systems Inc., a United States and Hong Kong based company engaged in payment processing services and related applications from June 1998 to January 2005. Concurrently, from January 2003 to January 2005, Mr. Leboe was the chief financial officer of C-Chip Technologies Inc. (now Anensys Corporation), a Montreal based corporation developing high-tech products and services for security and risk mitigation activities.

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

Mr. Kurtis Brown, a thirty-five year veteran of the mining industry, was appointed Senior Vice-President in March 2007. Mr. Brown was an independent geological consultant for the five years prior to joining Uranerz. He has previously assisted with the start up of the Christensen Ranch ISR commercial uranium mine now owned by AREVA. Mr. Brown is a professional geologist.

Mr. Douglas Hirschman was appointed Vice-President, Lands in December 2007. From January 2006 to June 2007 Mr. Hirschman was Manager of Lands, International Newmont Gold Corporation. He was an independent Consulting Landman from 2002 through 2005 and, as a graduate of the University of Wyoming, has over thirty years of experience in the mineral exploration industry.

Ms. Sonya Reiss joined our Company as Corporate Counsel in August 2007. She was appointed Vice President of Corporate Affairs and Corporate Secretary in December 2007. Ms. Reiss has eight years of legal experience practicing in United States and Canada. She was Corporate Counsel at Southwestern Resources Corporation from October 2006 to August 2007 and acted as a transaction lawyer with global law firms such as Shearman & Sterling, Osler Hoskin & Harcourt LLP and Fasken Martineau DuMoulin LLP from February 1999 to October 2006. Ms. Reiss has a Bachelor of Arts (English Honours), a Master of Arts (English and Critical Theory) and a Bachelor of Laws, University of B.C.

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

Dr. Dahlkamp has published over fifty papers including six books (eg. Uranlagerstätten 1979, Uranium Ore Deposits 1993).

Dr. Dahlkamp has a PhD (1958), a Dr. of Science (Habilitation 1979), and is an Honorary Chair (Honorar-Professor) at Mining-University of Leoben (1990).

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

From 1992 to 1999 Mr. Hebert consulted for Uranerz USA, Inc. where he conducted project evaluations and generative programs primarily in north central Nevada. The most significant result of this program was the recognition of gold potential and acquisition recommendations of the Nike-Converse property in Buffalo Valley where Uranerz discovered approximately 3 M oz of gold resource. He also recommended the REN property for acquisition, where currently development drilling on a high-grade resource is being conducted.

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

None of our executive officers or key employees is related by blood, marriage or adoption to any other director or executive officer.

To our knowledge, there is no arrangement or understanding between any of our officers and any other person pursuant to which the officer was selected to serve as an officer.

Committees of the Board of Directors

Set forth below are our company's current practices relating to the functions associated with an audit committee, a compensation committee and a corporate governance and nominating committee.

Audit Committee

We have a standing audit committee and audit committee charter, which complies with Rule 10A-3 and the requirements of the American Stock Exchange. Our audit committee was established in accordance with section 3 (a) of the Securities Exchange Act of 1934, as amended. Our audit committee is comprised of three directors all of whom, in the opinion of the Company’s Board of Directors are independent (in accordance with Rule 10A-3 and the requirements of the American Stock Exchange): Arnold Dyck, Peter Bell and Richard Holmes. Mr. Arnold Dyck satisfies the requirement of a “financial expert” as defined under Item 407(d)(5) of Regulation S-K and is, in the opinion of the Company’s Board of Directors, “independent” as that term is used in the American Stock Exchange Company Guide and Rule 10A-3 of the Securities Exchange Act of 1934, as amended.

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

Compensation Committee

We have a Compensation Committee comprised of three directors all of whom, in the opinion of the Company’s Board of Directors, are independent (under the American Stock Exchange Company Guide): Peter Bell, Arnold J. Dyck and Paul Saxton. We have a Compensation Committee charter that complies with the requirements of the American Stock Exchange. Our Compensation Committee is responsible for considering and authorizing terms of employment and compensation of executive officers and providing advice on compensation structures in the various jurisdictions in which we operate. Our Chief Executive Officer may not be present during the voting determination or deliberations of his or her compensation. In addition, our Compensation Committee reviews both our overall salary objectives and significant modifications made to employee benefit plans, including those applicable to executive officers, and proposes awards of stock options.

Corporate Governance and Nominating Committee

We have a Corporate Governance and Nominating Committee comprised of three directors all of whom, in the opinion of the Company’s Board of Directors, are independent (under the American Stock Exchange Company Guide): Richard Holmes, Peter Bell and Paul Saxton. We have a Nominating Committee charter that complies with the requirements of the American Stock Exchange. Our Corporate Governance Committee is responsible for developing our approach to corporate governance issues.

Code of Ethics

We have adopted a corporate code of ethics administered by our chief financial officer, Benjamin Leboe. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct, to provide full, fair, accurate, timely and understandable disclosure in public reports, to comply with applicable laws, to ensure prompt internal reporting of code violations, and to provide accountability for adherence to the code. Our code of ethics provides written standards that are reasonably designed to deter wrongdoing and to promote:

  Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
  Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications made by an issuer;
  Compliance with applicable governmental laws, rules and regulations; and
  The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
  Accountability for adherence to the code.

Our Code of Ethics is available at our website at www.uranerz.com. We intend to disclose any waiver from a provision of our code of ethics that applies to any of our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions that relates to any element of our code of ethics on our website. No waivers were granted from the requirements of our Code of Ethics during the year ended December 31, 2007, or during the subsequent period from January 1, 2007, through the date of this report.

Recommendation to the Board of Directors

There have been no changes in the Company’s procedures by which shareholders of the Company may recommend nominees to the Company’s Board of Directors.

Compliance with Section 16(A) of the Securities Exchange Act.

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended December 31, 2007 all such filing requirements applicable to our officers and directors were complied with other than the following reports which were filed late by the following persons:

Name and Principal Position	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Dennis Higgs	One	One	None
Glenn Catchpole	None	None	None
Paul Saxton	Three	Three	None
Gerhard Kirchner	Two	Two	None
George Hartman	One	One	None
Peter Bell	None	None	None
Arnold Dyck	None	None	None
Richard Holmes	None	None	None
Benjamin Leboe	None	None	None
Kurtis Brown	None	None	None
Douglas Hirschman	One	None	None
Sonya Reiss	One	None	None

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

A summary of cash and other compensation paid in accordance with management consulting contracts for our Principal Executive Officer and other named executive officers for the last two fiscal years is as follows:

Name(5)					Option	Non-Equity	Nonqualified
and				Stock	Awards	Incentive Plan	Deferred	All other	Total
Principal	Year	Salary	Bonus	Awards	($)	Compensation	Compensation	Comp.
Position
		($)	($)	$	(Note 1)	($)	Earnings
							($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Dennis Higgs Chairman and Director (2)	2007 2006	142,736 103,200	2,000 35,000		710,050 483,700			9,731	854,786 631,631
Glenn Catchpole President/PEO and Director (3)	2007 2006	120,000 96,000	10,000 50,000		710,050 483,700			6,000	840,050 635,700
George Hartman Exec. Vice President and Director (4)	2007 2006	199,000 174,000	2,000 25,000		710,050 711,326				911,050 910,326
Benjamin Leboe Chief Financial Officer (5)	2007 2006	82,017 31,414	2,000		355,000 204,729				439,017 236,143
Kurtis Brown VP (6)	2007	103,750	17,000		346,147				466,897

Notes to Summary of Executive Compensation and Executive Compensation Agreements

1.

Option award compensation is the fair value for stock options awarded during the period, a notional amount estimated at the date of the grant using the Black-Scholes option-pricing model. The actual value received by the executives may differ materially and adversely from that reported herein.

2.

Salary is a management fee paid to a private holding company of Mr. Dennis Higgs. Mr. Higgs became Chairman of our Board on February 1, 2006. In 2005 we entered into a consulting agreement with Ubex Capital Inc., wholly owned by Dennis Higgs. The Agreement states that we will pay a monthly fee of CDN$12,500. The monthly fee increases to CDN$15,000 in 2008.

3.

Salary is a management fee paid to a private holding company of Mr. Glenn Catchpole. Mr. Catchpole was appointed President and CEO on March 1, 2005. In 2005 we entered into a consulting agreement with Catchpole Enterprises Inc. Catchpole Enterprises is wholly owned by Glenn and Judy Catchpole. The Agreement states that we will pay a monthly consulting fee of US $10,000 in consideration of the provision of the services of Mr. Catchpole as our President and Chief Executive Officer. The monthly fee increases to US $15,000 in 2007.

4.

Salary is a consulting fee paid to Mr. George Hartman. Mr. Hartmann was appointed Senior Vice President -Mining on May 9, 2005 and subsequently appointed Executive Vice President and Chief Operation Officer. Mr. Hartman is paid for consulting on the basis of $1,000 per day.

5.

Salary is a consulting fee paid to an entity owned by Benjamin Leboe. Mr. Leboe was appointed Chief Financial Officer on May 23, 2006 and Corporate Secretary on October 12, 2006. In 2006 we entered into a consulting agreement with Independent Management Consultants of British Columbia. (IMC). IMC is wholly owned by Benjamin Leboe, our Chief Financial Officer. The Agreement states that we will pay for consulting services provided, based upon a rate of CDN$10,000 per month. The monthly rate increases to CDN$12,000 in 2008.

Compensation Discussion and Analysis

Oversight of Executive Compensation Program

The Compensation Committee of the Board of Directors oversees the Company’s compensation programs, which are designed specifically for the Company’s most senior executives officers, including the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and the other executive officers named in the Summary Compensation Table (collectively, the “senior executive officers”). Additionally, the Compensation Committee is charged with the review and approval of all annual compensation decisions relating to senior executive officers.

The Compensation Committee is composed entirely of independent, non-management members of the Board of Directors. Each year, and at such other times as is necessary, the Company reviews any and all relationships that each director has with the Company and the Board of Directors subsequently reviews these findings. The Board of Directors has determined that none of the Compensation Committee members have any material business relationships with the Company.

The responsibilities of the Compensation Committee, as stated in its charter, include the following:

  Review and assess the adequacy of the Compensation Committee charter annually and submit any proposed changes to the Board of Directors for approval;

  Produce an annual report on senior executive officer compensation for inclusion in the Company’s annual report and proxy statement relating to its annual meeting of stockholders;

  Review and make such recommendations to the Board of Directors as the Compensation Committee deems advisable with regard to all incentive-based compensation plans and equity- based plans;

  Review and approve the corporate goals and objectives that may be relevant to the compensation of the Company’s senior executive officers;

  Evaluate senior executive officer performance in light of the goals and objectives that were set and determine and recommend senior executive officer compensation based on such evaluation; and

  Review and approve the recommendations of the chief executive officer with regard to the compensation of all officers of the Company other than the chief executive officer.

Overview of Compensation Program

In order to recruit and retain the most qualified and competent individuals as senior executive officers, the Company strives to maintain a compensation program that is competitive in the global labor market. The purpose of the Company’s compensation program is to reward exceptional organizational and individual performance.

The following compensation objectives are considered in setting the compensation programs for our named executive officers:

  Drive and reward performance which supports the Company’s core values;

  Design competitive total compensation and rewards programs to enhance the Company’s ability to attract and retain knowledgeable and experienced senior executive officers; and

  Set compensation and incentive levels that reflect competitive market practices.

Compensation Elements and Rationale

To reward both short and long-term performance in the compensation program and in furtherance of the Company’s compensation objectives noted above, the Company’s compensation program is based on the following objectives:

(i)	Performance Goals

The Compensation Committee believes that a significant portion of a senior executive officer’s compensation should be tied not only to individual performance, but also to the Company’s performance as a whole measured against both financial and non-financial goals and objectives. During periods when performance meets or exceeds these established objectives, senior executive officers should be paid at or more than expected levels. When the Company’s performance does not meet key objectives, incentive award payments, if any, should be less than such levels.

(ii)	Incentive Compensation

A large portion of compensation should be paid in the form of short-term and long-term incentives, which are calculated and paid based primarily on financial measures of profitability and stockholder value creation. Senior executive officers have the incentive of increasing Company profitability and stockholder return in order to earn a major portion of their compensation package.

(iii)	Competitive Compensation Program

The Compensation Committee reviews the compensation of executives at peer companies to ensure that the compensation program is competitive. The Company believes that a competitive compensation program will enhance its ability to attract and retain senior executive officers.

Review of Senior Executive Officer Performance

The Compensation Committee reviews, on an annual basis, each compensation package for the senior executive officers. In each case, the Compensation Committee takes into account the scope of responsibilities and experience and balances these against competitive salary levels. The Compensation Committee has the opportunity to meet with the senior executive officers at various times during the year, which allows the Compensation Committee to form its own assessment of each individual’s performance.

Components of the Executive Compensation Program

The Compensation Committee believes the total compensation and benefits program for named executive officers should consist of the following:

  Base salary; and

  Stock incentive plan.

Many of the Company’s senior executive officers provide services through consulting or management agreements with the Company. Fees are paid under “consulting” or “management” fees pursuant to these agreements. From the Company’s perspective, these services are provided in this manner for flexibility considerations. The Company has determined that it is in the best interests of the Company and its shareholders to maintain consulting and management agreements rather than employment agreements as it decreases the number of actual employees of the Company and ensures that employment of key officers can be negotiated on an as-needed basis with individualized terms—a vital concern to the Company given the relative costs of management salaries and expenses in a development stage company.

Dennis Higgs, Chairman of the Board of Directors (and former President)

Mr. Higgs is compensated indirectly through the Company’s consulting agreement with Ubex Capital Inc. The Company engaged Ubex in early 2005 to provide business development and strategic planning consulting services and management to create a viable resource company. The Board of Directors considered Mr. Higgs’ continuing involvement to be of vital interest to the Company’s success and increased Ubex’s consulting services over time to the point where Mr. Higgs provides the Company services as a fully involved Executive Chairman. The Board upon recommendation from the Compensation Committee has decided to continue the consulting arrangement to minimize administrative costs and to maintain the certainty and flexibility of contractual arrangements. Mr. Higgs has over twenty years experience in establishing and growing public companies and the Board of Directors upon recommendation from the Compensation Committee has determined that his compensation shall be similar to full time Executive Chairmen of public companies with capitalization in the $200 – 500 million range.

Glenn Catchpole

Mr. Catchpole is compensated indirectly through the Company’s consulting agreement with Catchpole Enterprises LLC. (“CE”). The Company engaged CE in early 2005 to provide industry expertise and strategic planning consulting services and full-time executive management to create a viable resource company. The Board of Directors and the Compensation Committee considers Mr. Catchpole’s continuing involvement to be of vital interest to the Company’s success as President and Chief Executive Officer. The Board has chosen the consulting arrangement to minimize administrative costs and to maintain the certainty and flexibility of contractual arrangements. Mr. Catchpole has over thirty years in establishing and growing public companies and the Board of Directors upon recommendation from the Compensation Committee has determined that his compensation shall be similar to full time president and CEO of public companies with capitalization in the $200 – 500 million range.

George Hartman

The Company’s compensation policy for Mr. Hartman is based on days spent consulting for the Company. The Board of Directors and the Compensation Committee believes that this provides the Company with greater flexibility in controlling expenses. Mr. Hartman’s services as Executive Vice-President, Mining entail a varying degree of attention to the Company’s exploration and development activities. Mr. Hartman has extensive expertise in the area of mining production, including specifically, in-situ recovery of uranium, which expertise is very valuable to the Company. Mr. Hartman’s salary exceeded that of other officers in 2006 and 2007 because of the value of his expertise to the Company and the fact that he spent a substantial amount of time attending to the Company’s mineral projects in those years.

Benjamin Leboe

The Company’s compensation policy for Mr. Leboe, as Principal of Independent Management Consultants of British Columbia is based on time spent consulting for the Company. The Board of Directors and the Compensation Committee believes that this provides the Company with greater flexibility in controlling expenses. Mr. Leboe’s services as Chief Financial Officer entail a high and specialized degree of attention to the Company’s financial management and reporting activities. Mr. Leboe has extensive expertise in the area of financial management, accounting, business valuation and management consulting, which expertise is very valuable to the Company. Mr. Leboe’s consulting rate is based on the Board of Directors determination upon recommendation by the Compensation Committee of the value of his expertise to the Company and is comparable to a full time Chief Financial Officer of public companies with capitalization in the $200 – 500 million range.

Grants of Plan-Based Awards

					All Other
					Stock
					Awards:
	Estimated	Future	Payouts	Under	Number of
	Non-Equity	Incentive	Plan	Awards	Shares of		Award Date
	(1)						Fair Value of
					Stock or		Stock and
	Threshold	Target	Maximum		Units (2)	Award	Option
Name	$	$	$		(#)	Date	Awards (3)
Dennis Higgs	--	--	--		250,000	01/26/07	$710,050
Glenn Catchpole	--	--	--		250,000	01/26/07	$710,050
George Hartman	--	--	--		250,000	01/26/07	$710,050
Benjamin Leboe	--	--	--		125,000	01/26/07	$355,000
Kurtis Brown	--	--	--		15,000	01/26/07	$42,600
Kurtis Brown	--	--	--		250,000	02/09/07	$303,547

Disclosure Relating to Grants of Plan-Based Awards

In 2007 the Company granted Mr. Higgs, Mr. Catchpole, Mr. Hartman, Mr. Leboe and Mr. Brown stock options under the Company’s 2005 Nonqualified Stock Option Plan. Mr. Higgs received 250,000 options, exercisable at $3.20 per share of common stock acquirable, expiring January 26, 2012. Mr. Catchpole received 250,000 options, exercisable at $3.20 per share of common stock acquirable, expiring January 26, 2012. Mr. Hartmann received 250,000 options, exercisable at $3.20 per share of common stock acquirable, expiring January 26, 2012 . Mr Leboe received 125,000 options, exercisable at $3.20 per share of common stock acquirable, expiring January 26, 2012 and Mr. Brown received 15,000 options, exercisable at $3.20 per share of common stock acquirable, expiring January 26, 2012 and 250,000 exercisable at $3.45 per share of common stock acquirable, expiring February 9 , 2012. For a discussion of the terms and conditions of the 2005 Nonqualified Stock Option Plan please see the disclosure under the section heading “Market for Common Equity - 2005 Stock Option Plan”

Outstanding Equity Awards to Executives at Fiscal Year-end

	Option Awards					Stock Awards

Equity
Incentive
								Equity	Plan
								Incentive	Awards:
								Plan	Market or
			Equity			Number of		Awards:	Payout
			Incentive			Shares or		Number of	Value of
			Plan			Units of	Market	Unearned	Unearned
	Number of	Number of	Awards:			Stock That	Value of	Shares,	Shares,
	Securities	Securities	Number of			Have Not	Shares or	Units or	Units or
	Underlying	Underlying	Securities			Vested	Units of	Other	Other
	Unexercised	Unexercised	Unexercised	Option		(#)	Stock That	Rights That	Rights That
	Options	Options	Unearned	Exercise	Option		Have Not	Have Not	Have Not
	(#)	(#)	Options	Price	Exercise		Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date		($)	(#)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Dennis Higgs	350,000 250,000	Nil Nil	Nil Nil	0.75 3.20	Jan 6, 2011 Jan 26, 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Glenn Catchpole	350,000 250,000	Nil Nil	Nil Nil	0.75 3.20	Jan 6, 2011 Jan 26, 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil
George Hartman	350,000 250,000	Nil Nil	Nil Nil	0.75 3.20	Jan 6, 2011 Jan 26, 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Benjamin Leboe	100,000 125,000	Nil Nil	Nil Nil	1.96 3.20	May 23, 2011 Jan 26, 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Kurtis Brown	15,000 62,500 Nil Nil Nil	Nil Nil 62,500 62,500 62,500	Nil Nil Nil Nil Nil	3.20 3.45 3.45 3.45 3.45	Jan 26, 2012 Feb 9, 2012 Feb 9, 2012 Feb 9, 2012 Feb 9, 2012	Nil Nil 62,500 62,500 62,500	Nil Nil 163,750 163,750 163,750	Nil Nil Nil Nil Nil	Nil Nil Nil Nil Nil

Option Exercises and Stock Vested in 2007

	Option Grants		Stock Awards
	Number of	Value Realized	Number of	Value Realized
	Shares Acquired	on Exercise	Shares Acquired	on Vesting
Name	on Exercise	(1)($)	on Vesting	(2)($)
Dennis Higgs	Nil	Nil	Nil	Nil
Glenn Catchpole	Nil	Nil	Nil	Nil
George Hartman	Nil	Nil	Nil	Nil
Benjamin Leboe	Nil	Nil	Nil	Nil
Kurtis Brown	Nil	Nil	Nil	Nil

Compensation Committee Interlocks and Insider Participation

No person who served as a member of the Compensation Committee during fiscal 2007 was a current or former officer or employee of the Corporation or engaged in certain transactions with the Company required to be disclosed by regulations of the SEC. Additionally, there were no compensation committee “interlocks” during 2007, which generally means that no executive officer of the Corporation served as a director or member of the compensation committee of another entity, which had an executive officer serving as a director or member of the Company’s Compensation Committee.

Compensation Committee Report

The Uranerz Energy Corporation Compensation Committee oversees the Company’s compensation reporting process on behalf of the Board of Directors. The Committee has three members, each of whom is “independent” as defined in the American Stock Exchange Company Guide. The Committee operates under a written charter, revised and adopted by the Board.

The Committee assists the Board of Directors by overseeing the (1) annual review of director and executive officer compensation policies and goals, (2) determining the compensation of directors and executive officers, (3) and providing accurate public disclosure of the Company’s compensation.

In the course of providing its oversight responsibilities regarding the Company’s compensation of directors and executive officers in 2007, the Committee reviewed and discussed with management the Compensation Discussion and Analysis included in this Annual Report.

Based on the Committee’s review of the Compensation Discussion and Analysis and discussions with the Board of Directors and the Company’s management, the Committee recommended that the Compensation Discussion and Analysis be included in this Annual Report.

Submitted by the following members of the Compensation Committee of the Board of Directors:

/s/ Peter Bell
Peter Bell

/s/ Arnold J. Dyck
Arnold J. Dyck

/s/ Paul Saxton
Paul Saxton

Pension Benefits

None

Non-Qualified Deferred Compensation

None

Retirement, Resignation or Termination Plans

Officers with contracts for services have notice requirements which permit pay in lieu of notice. In December 2007 we approved a policy whereby officers will receive a termination payment of a multiple of their annual compensation following a change in control of our Company. Individual contacts have not yet been amended to reflect this commitment. The multiple used for a change of control payment is five times for officers Higgs, Catchpole and Hartman and three times for all other officers.

Director Compensation

	Fees
	Earned or			Non-Equity	Non-
					Qualified
	Paid in	Stock		Incentive Plan	Compensation	All Other
Name	Cash	Awards	Option	Compensation	Earnings	Compensation	Total
			Awards
	($)	($)	($)	($)	($)	($)	($)
			Note 1
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Gerhard Kirchner	7,000		170,400				177,400
Paul Saxton	11,000		127,800				138,800
Arnold Dyck	22,000		127,800				149,800
Peter Bell	22,500		127,800				150,300
Richard Holmes	19,000		127,800				146,800

1.

Option award compensation is the fair value for stock options granted during the period, a notional amount estimated at the date of the grant using the Black-Scholes option-pricing model. All options were priced at the market price of common shares on the date of the grant. The actual value received by the directors may differ materially and adversely from that reported herein.

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

$1,000 per meeting ($500 per telephone meeting) plus:

  Audit Committee: Chair: $11,000/year. Members: $8,000/year.
  Nominating & Governance Committee: Chair: $3,000/year. Members: $2,000/year.
  Compensation Committee: Chair: $4,500/year. Members: $3,000/year.

Executives and officers who are also directors are not compensated under this plan

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information as of December 31, 2007 regarding the ownership of our common stock by:

each person who is known by us to own more than 5% of our shares of common stock; and each named executive officer, each director and all of our directors and executive officers as a group.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 39,224,087 shares of common stock outstanding as of December 31, 2007.

Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission. Shares subject to options that are exercisable within 60 days following December 31, 2007 are deemed to be outstanding and beneficially owned by the optionee for the purpose of computing share and percentage ownership of that optionee but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock	Percentage of Common Stock (1)
DIRECTORS AND EXECUTIVE OFFICERS
Common Stock	Dennis Higgs Director, Chairman Suite 1410 – 800 West Pender St. Vancouver, B.C., V6C 2V6	4,199,001(2)	9.20%
Common Stock	Glenn Catchpole Director, President and CEO/PEO 222 Carriage Circle Cheyenne, WY., 82009	2,031,000 (3)	4.45%
Common Stock	George Hartman Director, Senior Vice President, COO 1220 Elkhorn Valley Drive Casper, WY., 82609	1,231,000 (4)	2.70%
Common Stock	Dr. Gerhard Kirchner 330 – 325 Keevil Crescent Saskatoon, Saskatchewan S7N 4R*	690,000 (5)	1.51%
Common Stock	Paul Saxton 188 Stonegate Drive Furry Creek, BC., V0N 3G4	250,000 (6)	**
Common Stock	Peter Bell	215,000 (7)	**

#105 – 3389 Capilano Road North Vancouver, B.C., V7R 4W7
Common Stock	Arnold J. Dyck 504 – 230 Saskatchewan Crescent East Saskatoon, Saskatchewan S7N 0K6	198,000 (8)	**
Common Stock	Richard Holmes 2611 Tanbridge Road Charlotte, NC., 28226	175,000 (9)	**
Common Stock	Benjamin Leboe, CFO/PFO 16730 Carrs Landing Road Lake Country, BC V4V 1B2	227,000 (10)	**
Common Stock	Kurtis Brown 3707 Brisbane Avenue Bakersfield, CA 93313	86,140 (11)	**
Total		9,302,141	20.39%
5% Stockholders	Nil

** - indicates ownership less than 1%
(1)

The percent of class is based on 45,619,087 shares comprised of 39,224,087 shares of common stock issued and outstanding as of December 31, 2007 plus 3,197,500 options vesting within 60 days of December 31, 2007.

(2)	Includes 3,449,001 shares and 600,000 exercisable Share Purchase Options.
(3)	Includes 1,431000 shares and 600,000 exercisable Share Purchase Options.
(4)	Includes 631,000 shares and 600,000 exercisable Share Purchase Options
(5)	Includes 355,000 shares and 335,000 exercisable Share Purchase Options.
(6)	Includes 65,000 shares and 195,000 exercisable Share Purchase Options
(7)	Includes 20,000 shares and 195,000 exercisable Share Purchase Options
(8)	Includes 3,000 shares shares and 195,000 exercisable Share Purchase Options
(9)	Includes nil shares and 175,000 exercisable Share Purchase Options
(10)	Includes 2,000 shares and 225,000 exercisable Share Purchase Options
(11)	Includes 8,640 shares and 77,500 exercisable Share Purchase Options

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

As of December 31, 2007 we had approximately 200 shareholders of record of our common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Reportable transactions with related parties since January 1, 2007, including named security holders, are as follows.

Mr. Dennis Higgs, Director and Chairman

During the year ended December 31, 2007, the Company incurred $318,997 (2006 - $242,826, 2005 - $92,826) for consulting services and office expenses (included in general and administrative expenses) to companies controlled by Mr. Higgs. Other general and administrative expenses were reimbursed in the normal course of business. At December 31, 2007, $18,000 (2006 – $58,194, 2005 - $90,562) is owing to the director and these companies, and the amounts are unsecured, non-interest bearing, and due on demand. As at December 31, 2007, the Company had $Nil (2006 - $26,266, 2005 -$19,815) in prepaid expenses to these companies.

Mr. Glenn Catchpole, Director, President and Chief Executive Officer

During the year ended December 31, 2007, the Company incurred $120,000 (2006 - $102,000, 2005 – $80,000) for consulting services (included in general and administrative expenses) to a company controlled by the President of the Company. Other general and administrative expenses were reimbursed in the normal course of business. At December 31, 2007, the Company owes $Nil (2006 – $48,000, 2005 - $Nil) which was unsecured, non-interest bearing, and due on demand.

Mr. George Hartman, Director, Executive Vice-President and Chief Operating Officer

On October 30, 2006, the Company entered into an agreement with Mr. Hartman (the “Related Party”), to use certain geological reports held by the Related Party for the purposes of staking and acquiring potential areas of interest. Under the terms of the agreement, the Company agreed to pay the Related Party the sum of $0.40 for each measured and indicated pound of uranium staked by the Company or a fee of $750 for each claim registered with the Bureau of Land Management, based on the use of the geological reports. This fee is payable to the Related Party in shares of common stock of the Company based on a share price of $2.50 per share. In connection with the issuance of the common shares, the Company agreed to grant the related party registration rights for the resale of such shares. If the shares are not registered and eligible for resale six months after issuance, the Company shall pay a penalty of an additional 10% of the number of shares issued. In December 2007, the staking and acquisition program was completed and a liability of $402,250 (2006 - $Nil, 2005 - $Nil) was recorded as due to the Related Party. This debt will be settled through the issuance of 160,900 common shares in 2008.

During the year ended December 31, 2007, the Company incurred $199,000 (2006 - $174,000, 2005 - $86,000) for consulting services (included in general and administrative expenses) Mr. Hartman. Other general and administrative expenses were reimbursed in the normal course of business. In 2007, the Company acquired property assets from this director, valued at $402,250 (see Note 7 (a)). During the year ended December 31, 2006, the Company settled $121,148 of debt through the granting of 131,000 stock options. At December 31, 2007, consulting services and expenditures incurred on behalf of the Company of $50,865 (2006 – $93,853, 2005 -$53,138) is owed to this director, and the amounts are unsecured, non-interest bearing, and due on demand.

Mr. Benjamin Leboe, Director, Chief Financial Officer

During the year ended December 31, 2007, the Company incurred consulting fees of $82,017 (2006 - $31,414, 2005 - $Nil) to an entity controlled by Mr. Leboe. The amounts have been recorded as general and administrative expense.

Other

As disclosed above under “Executive Compensation – Stock Option Grants”, we granted options to purchase shares of our common stock to our officers and directors under our 2005 Stock Option Plan during 2006 and 2007.

Director Independence

We had eight directors at December 31, 2007, including five independent directors, as follows:

Dennis Higgs
Glenn Catchpole
George Hartman
Dr. Gerhard Kirchner, independent
Paul Saxton, independent
Arnold Dyck, independent
Peter Bell, independent
Richard Holmes, independent

An “independent” director is a director whom the Board of Directors has determined satisfies the requirements for independence under the American Stock Exchange Company Guide.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth information regarding the amount billed to us by our independent auditor, Manning Elliott LLP for our three fiscal years ended December 31, 2007:

	Years Ended December 31
	2007	2006
Audit Fees	53,200	$34,250
Audit Related Fees	1,350	Nil
Tax Fees	7,000	Nil
All Other Fees	Nil	Nil
Total	61,550	$34,250

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents Filed as Part of This Report.

(1) Financial Statements

  Consolidated Balance Sheets as of December 31, 2007 and 2006

  Statements of Consolidated Operations for the years ended December 31, 2007, 2006, and 2005

  Statements of Consolidated Common Shareholders’ Equity for the years ended December 31, 2007, 2006 and 2005

  Statements of Consolidated Cash Flows for the years ended December 31, 2007, 2006, and 2005

  Notes to Consolidated Financial Statements

  Report of Independent Registered Public Accounting Firm

(2) Financial Statement Schedules

Schedules are omitted and are not applicable or not required, or the required information is shown in the financial statements or notes thereto.

(3) Exhibits

Where an exhibit is filed by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses.

Exhibit
Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws, as amended (1)
3.3	Articles of Amendment (3)
10.1	Office and Administration Services Agreement between the Company and Senate Capital Group Inc. dated September 1, 2005 (2)
10.2	Agreement for Services between the Company and Highlands Capital, Inc. dated November 1, 2005 (2)
10.3	Financial Public Relations Agreement between the Company and Accent Marketing Ltd. dated November 1, 2005 (2)

10.4	Mineral Property Purchase Agreement between the Company and Ubex Capital Inc. dated April 26, 2005 (2)
10.5	Joint Venture Agreement between the Company and Triex Minerals Corporation dated November 4, 2005 (2)
10.6	Consulting Agreement between the Company and Ubex Capital Inc. for management and consulting services (2)
10.7	Consulting Agreement between Catchpole Enterprises and the Company (3)
10.8	Joint Venture Agreement between the Company and Bluerock Resources Ltd. (3)
10.9	Option and Purchase Agreement for federal mining claims in Wyoming (3)
10.10	Agreement to Purchase ten mining claims in Wyoming (3)
10.11	2005 Stock Option Plan (4)
10.12	Mr. George Hartman letter agreement. (3)
10.13	Black Range Minerals Agreement dated June 7, 2006 (5)
10.14	Amendment to Joint Venture Agreement dated September 12, 2006 between the Company and Bluerock Resources Ltd. (6)
10.15	Agreement dated February 1, 2007 between the Company and Robert C. Shook to acquire three projects separate uranium projects located in northeast Wyoming, in central Power River Basin (7) (8)
10.16	Consulting Agreement dated February 1, 2007 between the Company and O & M Partners, LLC (7) (8)
10.17	Christensen Ranch Agreement dated October 30, 2006 between the Company and George Hartman (9) (10)

10.18	Amendment Agreement dated January 1, 2007 between the Company and Ubex Capital Inc. (10)
10.19	Amendment Agreement dated January 1, 2007 between the Company and Catchpole Enterprises Inc. (10)
10.20	Amendment Agreement dated January 1, 2007 between the Company and Senate Capital Group Inc. (10)
10.21	Purchase and Sale Agreement with NAMMCO dated September 19, 2007, as amended (11) (12)
10.22	Joint Venture Agreement with United Nuclear LLC dated January 15, 2008 (12)
10.23	Agreement with IMC
21.1	List of Subsidiaries of Company
23.1	Consent of Manning Elliott LLP, independent registered accountants
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(f) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(f) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to Rule 13a or 15(d) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Rule 13a or 15(d) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form SB-2 filed March 15, 2002

(2)	Previously filed as an exhibit to the Quarterly Report on Form 10-QSB filed November 21, 2005

(3)	Previously filed as an exhibit to the Annual Report on Form 10-KSB filed April 14, 2006

(4)	Filed as an exhibit to our Registration Statement on Form S-8 filed with the SEC on November 21, 2005.

(5)	Previously filed as an exhibit to the Quarterly Report on Form 10-QSB filed August 15, 2006

(6)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed November 13, 2006.

(7)	As reported in two separate Current Reports on Form 8-K filed on February 8, 2007.

(8)	Previously filed as an exhibit to the Annual Report on Form 10-KSB filed April 2, 2006

(9)	As in Current Report on Form 8-K filed on November 2, 2006.

(10)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed August 14, 2007.

(11)	As reported and filed in Current Report on Form 8-K filed on September 24, 2007.

(12)	As reported and filed in Current Report on Form 8-K filed on January 16, 2008.

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

FASB: Financial Accounting Standards Board

FERC: Federal Energy Regulatory Commission

GAAP: Accounting principles generally accepted in the United States of America

In-situ recovery (ISR): the recovery, by chemical leaching, of the uranium component of an ore body without physically extracting the ore from the ground. ISR utilize injection of appropriate oxidizing chemicals into an ore-bearing sandstone deposit with extraction by production wells. Also referred to as solution mining.

SEC: Securities and Exchange Commission

SFAS: Statement of Financial Accounting Standards

uranium: a heavy, naturally radioactive, metallic element of atomic number 92. Its two principal isotopes are 235U and 238U, of which the 235U is the necessary component for the nuclear fuel cycle.

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

URANERZ ENERGY CORPORATION

By:	/s/ Glenn Catchpole
Glenn Catchpole, President and Principal Executive Officer
Director
Date: March 17, 2008

By:	/s/ Benjamin Leboe
Benjamin Leboe, Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer
Date: March 17, 2008

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Per:	/s/ Glenn Catchpole
Glenn Catchpole, President, Director
Date: March 17, 2008

Per:	/s/ Dennis Higgs
Dennis Higgs, Chairman, Director
Date: March 17, 2008

Per:	/s/ Gerhard Kirchner
Dr. Gerhard Kirchner, Director
Date: March 17, 2008

Per:	/s/ George Hartman
George Hartman, Vice President, Director
Date: March 17, 2008

Per:	/s/ Peter Bell
Peter Bell, Director,
Date: March 17, 2008

Per:	/s/ Paul Saxton
Paul Saxton, Director
Date: March 17, 2008

Per:	/s/ Arnold Dyck
Arnold Dyck, Director
Date: March 17, 2008

Per:	/s/ Richard Holmes
Richard Holmes, Director
Date: March 17, 2008