Form 10-Q
period 2008-03-31
URANERZ ENERGY CORP.
filed 2008-05-09
CIK 1162324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x ] Yes [           ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ x ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [           ] Yes [ x ] No
Number of shares of issuer’s common stock outstanding at April 30, 2008: 55,382,387
Transitional Small Business format (check one): [           ] Yes [ x ] No

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007

Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007 and Accumulated from May 26, 1999 (Date of inception) to March 31, 2008

Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007 and Accumulated from May 26, 1999 (Date of inception) to March 31, 2008

Notes to the Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Item 4.	Controls and Procedures.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Item 1A.	Risk Factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3.	Defaults Upon Senior Securities.

Item 4.	Submission of Matters to Vote of Security Holders.

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Uranerz Energy Corporation
(An Exploration Stage Company)

March 31, 2008

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	March 31,	December 31,
	2008	2007
	$	$
ASSETS	(Unaudited)
Current Assets
Cash	4,795,526	11,343,737
Amounts receivable	97,414	92,444
Prepaid expenses and deposits	194,695	323,677
Total Current Assets	5,087,635	11,759,858
Investment In and Advances to Joint Venture (Note 4)	275,045	–
Mineral Property Reclamation Bonds (Note 5(l))	50,000	50,000
Property and Equipment (Note 3)	411,302	406,288
Total Assets	5,823,982	12,216,146

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	154,007	138,188
Accrued liabilities	88,871	4,950
Due to related parties (Note 7)	39,035	471,115
Current portion of loan payable (Note 6)	32,089	31,456
Total Current Liabilities	314,002	645,709
Loan Payable (Note 6)	43,882	52,146
Total Liabilities	357,884	697,855
Commitments and Contingencies (Notes 1, 5, and 11)
Subsequent Events (Note 12)
Stockholders’ Equity
Preferred Stock, 10,000,000 shares authorized, $0.001 par value;
Nil shares issued and outstanding	–	–
Common Stock, 100,000,000 shares authorized, $0.001 par value;
45,517,387 and 39,224,087 shares issued and outstanding, respectively	45,517	39,224
Additional Paid-in Capital	59,636,037	37,375,384
Accumulated Other Comprehensive Income	545	481
Deficit Accumulated During the Exploration Stage	(54,216,001)	(25,896,798)
Total Stockholders’ Equity	5,466,098	11,518,291
Total Liabilities and Stockholders’ Equity	5,823,982	12,216,146

The accompanying notes are an integral part of these consolidated financial statements.

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
(Unaudited)

	Accumulated From
	May 26, 1999
	(Date of Inception)	Three Months Ended
	to March 31,	March 31,
	2008	2008	2007
	$	$	$

Revenue	–	–	–
Expenses
Depreciation	97,008	24,734	7,491
Foreign exchange	30,766	2,034	835
General and administrative (Note 7)	21,586,914	3,254,477	4,870,230
Joint venture expenses	238,202	238,202	–
Mineral property expenditures	33,546,701	24,862,052	3,806,601
Total Operating Expenses	55,499,591	28,381,499	8,685,157
Operating Loss	(55,499,591)	(28,381,499)	(8,685,157)
Other Income (Expense)
Gain on sale of investment securities	79,129	–	–
Interest income	1,183,984	62,296	176,713
Loss on settlement of debt	(132,000)	–	–
Mineral property option payments received	152,477	–	–
Total Other Income (Expense)	1,283,590	62,296	176,713
Net Loss	(54,216,001)	(28,319,203)	(8,508,444)
Other Comprehensive Income
Foreign currency translation adjustment	545	64	42
Comprehensive Loss	(54,215,456)	(28,319,139)	(8,508,402)
Net Loss Per Share – Basic and Diluted		(0.64)	(0.23)
Weighted Average Shares Outstanding		44,318,000	36,266,000

The accompanying notes are an integral part of these consolidated financial statements.

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Accumulated From
	May 26, 1999 (Date
	of Inception)	Three Months Ended
	to March 31,	March 31,
	2008	2008	2007
	$	$	$
Operating Activities

Net loss	(54,216,001)	(28,319,203)	(8,508,444)

Adjustments to reconcile net loss to cash used in operating
activities:

Depreciation	97,007	24,734	7,491
Gain on sale of investment securities	(79,129)	–	–
Impairment loss on mineral properties	790,147	–	–
Loss on settlement of debt	132,000	–	–
Mineral property option payment received	(37,500)	–	–
Shares issued to acquire mineral properties	19,090,000	19,090,000
Stock-based compensation	15,425,866	2,395,375	4,387,523

Changes in operating assets and liabilities:

Prepaid expenses and deposits	(188,459)	128,981	(47,632)
Amounts receivable	(97,389)	(4,970)	(74,700)
Accounts payable and accrued liabilities	373,551	99,741	67,438
Due to related parties	509,793	(29,830)	(170,626)

Net Cash Used in Operating Activities	(18,200,114)	(6,615,172)	(4,338,950)

Investing Activities

Acquisition of mineral properties	(790,147)	–	–
Reclamation bonds	(50,000)	–	–
Acquisition of subsidiary, net cash paid	(48)	–	–
Proceeds from sale of investment securities	116,629	–	–
Advances to joint venture	(275,045)	(275,045)
Purchase of property and equipment	(409,895)	(29,748)	(32,663)

Net Cash Used In Investing Activities	(1,408,506)	(304,793)	(32,663)

Financing Activities

Repayment of loan payable	(22,443)	(7,631)	–
Advances to related party	10,700	–	–
Proceeds from issuance of common stock	24,774,251	454,975	8,324,178
Share issuance costs	(358,907)	(75,654)	–

Net Cash Provided By Financing Activities	24,403,601	371,690	8,324,178

Effect of Exchange Rate Changes on Cash	545	64	42

Increase (Decrease) In Cash	4,795,526	(6,548,211)	3,952,607

Cash - Beginning of Period	–	11,343,737	12,293,890

Cash - End of Period	4,795,526	4,795,526	16,246,497

Non-cash Investing and Financing Activities

Investment securities received as a mineral property option
payment	37,500	–	–
Purchase of equipment with loan payable	98,414	–	–
Common stock issued to settle debt	744,080	402,250	–
Common stock issued for mineral property costs	19,105,000	19,090,000	–

Supplemental Disclosures

Interest paid	5,313	1,621	–
Income taxes paid	–	–	–

The accompanying notes are an integral part of these consolidated financial statements.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2008
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

The Company has not generated any revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate future. As at March 31, 2008, the Company has working capital of $4,773,633. Although existing cash resources are currently expected to provide sufficient funds through the upcoming fiscal year, the capital expenditures required to achieve planned principal operations may be substantial. The continuation of the Company as a going concern through its production phase is dependent upon the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation and Principles of Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. These financial statements include the accounts of the Company and its wholly-owned subsidiary Rolling Hills Resources LLC, a Mongolian company. In addition, the Company held an 81% interest in a joint venture which was accounted for under the equity method. All inter-company transactions and balances have been eliminated. The Company’s fiscal year-end is December 31.

	b)	Interim Financial Statements

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K filed on March 17, 2008 with the SEC.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at March 31, 2008, and the consolidated results of its operations and consolidated cash flows for the three months ended March 31, 2008 and 2007. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

The Company considers all highly liquid instruments with maturity of six months or less at the time of issuance to be cash equivalents.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated financial statements
March 31, 2008
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

During the three months ended March 31, 2008, mineral property expenditures totaling $24,862,052 (2007 - $3,806,601) were expensed.

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

Estimated future removal and site restoration costs, when determinable are provided over the life of proven reserves on a units-of-production basis. Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards. Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred. As the Company had not incurred any asset retirement obligations, at March 31, 2008, the Company has not recognized any amount for asset retirement obligations.

	i)	Long-lived Assets

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

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated financial statements
March 31, 2008
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	j)	Income Taxes

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

	k)	Foreign Currency Translation

The Company's functional currency is the United States dollar and management has adopted SFAS No. 52, “Foreign Currency Translation”. The functional currency of the Company’s wholly owned subsidiary is the Mongolian Tugrik. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Foreign currency transactions are primarily undertaken in Canadian dollars and Mongolian Tugriks. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

No tax benefits were attributed to stock-based compensation expense because a full valuation allowance was maintained for all net deferred tax assets.

	m)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at March 31, 2008 and 2007, the Company’s comprehensive income (loss) consisted of unrealized gains and losses on foreign currency translation adjustments.

	n)	Basic and Diluted Net Income (Loss) Per Share

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
March 31, 2008
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	p)	Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

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

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated financial statements
March 31, 2008
(Expressed in US dollars)
(Unaudited)

3.	Property and Equipment

			March 31,	December 31,
			2008	2007
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Computers and office equipment	159,138	35,145	123,993	101,520
Field equipment	349,172	61,863	287,309	304,768
	508,310	97,008	411,302	406,288

4.	Investment in and Advances to Joint Venture

At March 31, 2008, the Company owned an 81% investment in a unincorporated joint venture which is accounted for under the equity method of accounting.

5.	Mineral Properties

a)

On April 26, 2005 the Company entered into an agreement to acquire a 100% interest in two mineral prospecting permits located in the Athabasca Basin area of Saskatchewan, Canada for consideration of Cdn$40,757 and a 2% royalty on the prospecting permits. This agreement was with a company controlled by a director of the Company. On October 20, 2005, the agreement was amended so that the Company has a one-time right, exercisable for ninety days, following the completion of a bankable feasibility study to buy one-half of the vendor’s royalty interest for Cdn$1,000,000. On November 4, 2005, the Company entered into an option and joint venture agreement with a company (the “Optionee”) on the Company’s two mineral prospecting permits. The Optionee can earn a 60% interest in the property by paying the Company Cdn$75,000 in three annual installments of Cdn$25,000 each and incurring Cdn$1,500,000 in exploration expenditures in various stages by May 1, 2008. The Optionee can elect to earn an additional 10% interest by incurring an additional Cdn$1,500,000 by November 1, 2009. On October 10 2007, the first option was extended five months from May 1, 2008 to October 1, 2008. As at March 31, 2008, the Company has received Cdn$50,000 of instalment payments with respect to this agreement.

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

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated financial statements
March 31, 2008
(Expressed in US dollars)
(Unaudited)

5.	Mineral Properties (continued)

g)

On February 17, 2006, as amended on March 16, 2006, September 8, 2006 and March 20, 2008, the Company entered into a letter agreement to option and joint venture its eight Mongolian projects to another company (the “Optionee”). The Optionee has the right to acquire an undivided 60% interest in the projects in consideration for the following payments:

		(i)	$5,000 upon execution of the letter agreement (received);
		(ii)	$30,000 (received) and 150,000 common shares of the Optionee (received);
		(iii)	$15,000 by October 18, 2006 (received);
		(iv)	$20,000 by October 18, 2007 (received).

In addition, the Optionee must make the following expenditures:

		(i)	$200,000 in year 2006 (completed);
		(ii)	$250,000 in year 2007 (completed);
		(iii)	$450,000 in year 2008; and
		(iv)	$600,000 in year 2009.

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

On completion of the second phase of expenditures, should the Company or the Optionee elect not to contribute to all further expenditures on a pro-rata basis they would be awarded a 6% royalty for their contribution up to that point and the contributing party shall have the right to earn a further 1% interest in the joint venture for every $25,000 spent on the projects to a maximum interest in the joint venture of 100% (maximum expenditures of $750,000). As at March 31, 2008 the Optionee has met the minimum expenditure requirements and is continuing phase one of the joint venture.

i)

On October 30, 2006, the Company entered into an agreement with an officer and director of the Company (the “Related Party”), to use certain geological reports held by the Related Party for the purposes of staking and acquiring potential areas of interest. Under the terms of the agreement, the Company agreed to pay the Related Party the sum of $0.40 for each measured and indicated pound of uranium staked by the Company or a fee of $750 for each claim registered with the Bureau of Land Management, based on the use of the geological reports. This fee is payable to the Related Party in shares of common stock of the Company based on a share price of $2.50 per share. In connection with the issuance of the common shares, the Company agreed to grant the related party registration rights for the resale of such shares. If the shares are not registered and eligible for resale six months after issuance, the Company shall pay a penalty of an additional 10% of the number of shares issued. In December 2007, the staking and acquisition program was completed and a liability of $402,250 was recorded as due to Related Party. During the three months ended March 31, 2008, this debt was settled through the issuance of 160,900 common shares.

j)

On January 23, 2007, the Company entered into a purchase agreement to acquire three mineral properties consisting of 138 unpatented lode mining claims located in Campbell County, Wyoming for $3,120,000 which was paid on February 1, 2007.

	k)	In 2007, the Company acquired several mining leases in Briscoe County, Texas for a total purchase price of $60,817.

	l)	Reclamation bonds totaling $50,000 (December 2007 - $50,000) are pledged to the State of Wyoming, Department of Environmental Quality, for property reclamation.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated financial statements
March 31, 2008
(Expressed in US dollars)
(Unaudited)

5.	Mineral Properties (continued)

m)

On January 15, 2008, the Company acquired an undivided eighty-one percent (81%) interest in approximately 80,000 acres (32,375 hectares) of mineral properties located in the central Powder River Basin of Wyoming, USA and entered into a joint venture agreement with the vendor pursuant to which the Company will explore the properties. In accordance with the terms of the September 19, 2007 Purchase Agreement, the Company paid $5,757,043 cash and issued 5,750,000 shares of the Company’s common stock at a fair value of $19,090,000 to acquire the 81% interest. The acquisition cost of $24,847,043 has been recorded as:

$
Prepaid expenses	229,247
Mineral property expenditures	24,617,796
24,847,043

6.	Loan Payable

`	March 31,	December 31,
	2008	2007
	$	$
Loan payable to vendor, interest at 8% per annum, maturing
June 2010, and secured by field equipment	75,971	83,602
Less current portion:	(32,089)	(31,456)

	43,882	52,146

Principal repayments remaining as at March 31, 2008 are as follows:

2008	23,825
2009	34,067
2010	18,079

$75,971

7.	Related Party Transactions

a)

During the three month period ended March 31, 2008, the Company incurred $96,000 (2007 - $77,440) for consulting services and office expenses (included in general and administrative expenses) to companies controlled by a director of the Company. Other general and administrative expenses were reimbursed in the normal course of business. As at March 31, 2008, $Nil (December 31, 2007 – $18,000) is owing to the director and these companies, which is unsecured, non-interest bearing, and due on demand

b)

During the three month period ended March 31, 2008, the Company incurred $46,000 (2007 - $36,000) for consulting services (included in general and administrative expenses) to a director. Other general and administrative expenses were reimbursed in the normal course of business. In 2007, the Company acquired property assets from this director, valued at $402,250 (see Note 5 (i)). At March 31, 2008, consulting services and expenditures incurred on behalf of the Company of $16,000 (December 31, 2007 – $50,865) is owed to this director, and the amounts are unsecured, non-interest bearing, and due on demand.

c)

During the three month period ended March 31, 2008, the Company incurred consulting fees of $45,000 (2007 - $30,000) to an entity controlled by a director and officer of the Company. Other general and administrative expenses were reimbursed to the officer in the normal course of business. As at March 31, 2008 $8,820 (December 31, 2007 - $nil) is owed to this director, which is unsecured, non-interest bearing, and due on demand.

d)

During the three month period ended March 31, 2008, the Company incurred consulting fees of $31,500 (2007 - $15,075) to an entity controlled by an officer of the Company. Other general and administrative expenses were reimbursed to the officer in the normal course of business.

e)

During the three month period ended March 31, 2008, the Company incurred consulting fees of $33,000 (2007 - $nil) to a company controlled by an officer of the Company. Other general and administrative expenses were reimbursed to the officer in the normal course of business.

f)

During the three month period ended March 31, 2008, the Company incurred consulting fees of $35,997 (2007 - $nil) to an officer of the Company. Other general and administrative expenses were reimbursed to the officer in the normal course of business. As at March 31, 2008 $14,215 (December 31, 2007 - $nil) is owed to this officer, which is unsecured, non-interest bearing, and due on demand.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated financial statements
March 31, 2008
(Expressed in US dollars)
(Unaudited)

8.	Common Stock

During the three month period ended March 31, 2008:

	a)	The Company issued 96,100 shares of common stock pursuant to the exercise of common share purchase warrants for proceeds of $240,250.

	b)	The Company issued 286,300 shares of common stock pursuant to the exercise of stock options for proceeds of $214,725.

	c)	The Company issued 160,900 shares of common stock with a fair value of $402,250 to settle $402,250 owed to a Director of the Company.

d)

The Company issued 5,750,000 shares of common stock with a fair value of $19,090,000 for the acquisition of mineral properties. The Company incurred share issuance costs of $75,654. Refer to Note 5(m).

9.	Stock-based Compensation

The Company adopted a Stock Option Plan dated November 7, 2005 under which the Company is authorized to grant stock options to acquire up to a total of 10,000,000 shares of common stock. At March 31, 2008, the Company had 4,390,360 shares of common stock available to be issued under the Plan.

In January 2008, the Company granted stock options to directors, officers, employees and consultants to acquire 1,005,000 common shares at an exercise price of $2.64 per share exercisable for 5 years. During the three month period ended March 31, 2008, the Company recorded stock-based compensation of $2,395,375 as general and administrative expense.

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

The fair value for stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the three month periods ended March 31, 2008 and 2007 were $2.21 and $2.98 per share, respectively. The weighted average assumptions used are as follows:

	Three Months Ended
	March 31,	March 31,
	2008	2007

Expected dividend yield	0%	0%
Risk-free interest rate	2.94%	4.83%
Expected volatility	135%	177%
Expected option life (in years)	4.13	2.99

The total intrinsic value of stock options exercised during the periods ended March 31, 2008 and 2007 were $525,454 and $29,200 respectively.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated financial statements
March 31, 2008
(Expressed in US dollars)
(Unaudited)

9.	Stock-based Compensation (continued)

The following table summarizes the continuity of the Company’s stock options:

			Weighted-
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value

Outstanding, December 31, 2007	4,283,000	$2.00

Granted	1,005,000	$2.64
Cancelled	(100,000)	$3.20
Exercised	(286,300)	$0.75

Outstanding, March 31, 2008	4,901,700	$2.30	3.66	$2,509,176

Exercisable, March 31, 2008	4,689,200	$2.12	3.62	$2,509,176

A summary of the status of the Company’s nonvested shares as of March 31, 2008, and changes during the three month period ended March 31, 2008, is presented below:

		Weighted
		Average
	Number of	Grant Date
Nonvested shares	Shares	Fair Value

Nonvested at January 1, 2008	325,000	$3.14

Granted	1,005,000	$2.21
Vested	(1,117,500)	$2.30

Nonvested at March 31, 2008	212,500	$3.15

As at March 31, 2008, there was $596,438 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 0.87 years.

10.	Share Purchase Warrants

On March 3, 2008, 96,100 share purchase warrants were exercised and 96,100 common shares issued for cash proceeds of $240,250.

On March 3, 2008, 20,000 share purchase warrants expired.

On February 2, 2008, 50,000 share purchase warrants expired.

On February 1, 2007, the Company issued 50,000 share purchase warrants to a consultant, exercisable at $3.69 per share on or before February 1, 2008. The fair value of warrants issued was estimated at the date of grant to be $75,140 using the Black-Scholes option-pricing model assuming an expected life of 1 year, a risk-free rate of 4.86%, an expected volatility of 103% and no expected dividends. The fair value of these share purchase warrants was approximately $1.50 per share. During the three month period ended March 31, 2007, the Company recorded stock-based compensation of $12,523 as general and administrative expense.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated financial statements
March 31, 2008
(Expressed in US dollars)
(Unaudited)

10.	Share Purchase Warrants (continued)

A summary of the changes in the Company’s common share purchase warrants is presented below:

		Weighted
		Average
		Exercise
	Number	Price
		$

Balance, December 31, 2006	4,697,849	1.86

Issued	50,000	3.69
Expired	(100,000)	2.25
Exercised	(4,481,749)	1.86

Balance December 31, 2007	166,100	2.86

Exercised	(96,100)	2.50
Expired	(70,000)	3.35
Balance March 31, 2008	–	–

11.	Commitments

a)

Effective January 1, 2008 the Company amended its September 1, 2005 office and administration services agreement with a company controlled by a director, for a revised amount of $17,000 (Cdn$17,000) per month, for a three-year term expiring on August 31, 2008.

b)

Effective January 1, 2008 the Company amended its July 1, 2005 agreement with a company controlled by a director of the Company for consulting services to be provided to the Company at a revised amount of $15,000 (Cdn$15,000) per month.

c)

Effective January 1, 2008 the Company amended its March 1, 2005 agreement with a company controlled by the President of the Company for consulting services to be provided to the Company at a revised amount of $15,000 per month.

d)

Effective January 1, 2008 the Company amended its May 23, 2006 agreement with an entity owned by the Chief Financial Officer of the Company for consulting services to be provided to the Company at a revised rate of $12,000 (Cdn$12,000) per month.

12.	Subsequent Event

On April 15, 2008 the Company completed a private placement of 9,865,000 units, comprised of 9,865,000 common shares and 4,932,498 common share purchase warrants, at $2.40 per unit for gross proceeds of $23,676,000. Each warrant entitles the holder to purchase one common share for $3.50 during the twenty-four month period ending April 15, 2010. Agents were paid commissions of $1,100,640 and 120,000 agents’ warrants exercisable to purchase 120,000 common shares at $2.60 per share during the twelve month period ending April 15, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Statements

The information in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of metals, commodities and precious metals, availability of funds, government regulations, common share prices, operating costs, capital costs, outcomes of ore reserve exploration and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports we file with the Securities and Exchange Commission (“SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

General

We are an exploration stage company engaged in the acquisition, exploration and, if warranted, development of uranium properties. We own interests in properties in Wyoming and Texas, USA; Saskatchewan, Canada; and Mongolia. We are principally focused on the exploration of our projects in the Powder River Basin area of Wyoming. As of March 31, 2008 we had entered into joint venture agreements for each of our Saskatchewan and Mongolia properties whereby the joint venture partner for each property can earn an ownership interest in the property in exchange for exploration and development expenditure commitments and/or cash and equity consideration. Our Saskatchewan joint venture was terminated in April 2008. We have also joint ventured our uranium projects in the Great Divide Basin area of Wyoming. We anticipate that our joint venture partners will conduct exploration of our Wyoming Great Divide Basin, Saskatchewan and Mongolian mineral properties. We plan to maintain, explore and, if warranted, develop our projects in the Powder River Basin area of Wyoming.

We hold interests in the following mineral properties:

Name of Property	Location
State Mineral Leases, Federal Mining Claims and Private (Fee) Mineral	Powder River Basin, Wyoming, USA
State Mineral Leases, and Federal Mining Claims (option and joint venture agreement in place)	Great Divide Basin, Wyoming, USA
Seven Mining Claims	Saskatchewan, Canada
Eight Exploration Licenses (joint venture agreement in place)	Mongolia
Private (Fee) Mineral Leases	Texas

Our plan of operations is to carry out exploration of our Wyoming Powder River Basin properties while our joint venture partners will be responsible for carrying out exploration of our Wyoming Great Divide Basin and Mongolia properties. The information regarding the location and access for our Saskatchewan, Mongolian and Wyoming properties, together with the history of operations, present condition and geology of each of our properties, is presented in Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2007 under the heading “Description of Properties”, previously filed with the SEC on March 17, 2008.

In January 2008, we acquired an undivided 81% interest in approximately 82,200 acres of federal mining claims, state mineral leases and fee surface and mineral leases in the Powder River Basin. The vendors will participate pro rata with future costs and we will manage the exploration and development of these properties within the Arkose Mining Venture. Drilling commenced on these properties in March 2008.

Mine planning for two Powder River Basin properties, Hank and Nichols Ranch, is underway. Because of the long lead times for environmental permitting of mining operations in North America, in 2007 we filed applications to the State of Wyoming and the US

Nuclear Regulatory Commission (NRC) for permits to conduct ISR mining of uranium for the Nichols Ranch and Hank properties, located in the Pumpkin Buttes Mining District of the Powder River Basin in Johnson and Campbell counties of Wyoming. In April 2008 the NRC deemed our application acceptable to advance to the detailed technical and environmental stage of review. Although we are conducting economic studies, we have not at this stage completed any comprehensive feasibility studies on these properties demonstrating that development of the properties is commercially warranted.

Approval of the environmental permit applications is expected to allow us to proceed with commercial advancement of the two properties leading to production of yellowcake using the ISR method of uranium mining should it be determined that development is warranted. It is currently contemplated that the main production facility would be located at the Nichols Ranch property, and the Hank property would have a satellite facility providing uranium-loaded resin or enriched eluate to the main facility. These plans will be integrated with the Arkose Mining Venture properties as we go forward.

In March 2008, we reviewed our Joint Venture in Mongolia and amended our Agreement to remove our back-in provision and give the Optionee the right to acquire an undivided 60% interest in the projects on completion of their exploration expenditure program. This arrangement provides clarity of ownership as strategic options are considered.

In April 2008, our Cochrane River Saskatchewan Joint Venture was terminated with the optionee forfeiting its right to earn an interest in the project. The properties are currently in good standing with two (2) claims due to expire on January 30, 2010 and the remaining five (5) claims expiring on January 30, 2011. We will continue to evaluate options for these properties, which include possible arrangements with other joint venture partners, further exploration by ourselves, or disposition.

Liquidity and Capital Resources

Our plan to carry out exploration, environmental and design expenditures amounting to approximately $11,500,000 in 2008 is presented in Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2007 under the heading “Description of Properties”, previously filed with the SEC on March 17, 2008. Mineral property acquisitions will be additional expenditures and dependent upon opportunities that may arise.

At March 31, 2008, we had cash of $4,795,526 and working capital of $4,773,633, as compared to the ending cash balance of $11,343,737 and working capital of $11,114,149 as at December 31, 2007.

Net cash used in operating activities was $6,615,172 for the three-month period ended March 31, 2008, compared to $4,338,950 for the corresponding period in 2007. The increase in net cash used in operations of $2,276,222 results primarily from an increase in mineral property expenditures and joint venture cash expenses of $2,203,653, an increase of general and administrative cash expenses of $376,395 plus changes in operating assets and liabilities

Net cash provided by financing activities amounted to $371,690 for the three-month period ended March 31, 2008, primarily from the exercise of common share purchase warrants, compared to $8,324,178 for the corresponding period in 2007 when warrants were also exercised from previous private placements.

During the twelve month period following the date of this quarterly report, we anticipate that we will not generate any revenue. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock and the exercise of share purchase warrants. Our exploration plans will be continually evaluated and modified as exploration and environmental results become available. G &A expenses, planning and environmental expenses are incurred throughout the year; most of our exploration expenditures are incurred during the nine month period March through November. Modifications to our plans will be based on many factors including results of exploration, assessment of data, weather conditions, exploration costs, the price of uranium and available capital. Further, the extent of exploration programs that we undertake will be dependent upon the amount of financing available to us.

In April 2008, subsequent to this quarterly period, we completed a private placement of common shares and common share purchase warrants for gross proceeds of $23,676,000.

We have sufficient cash to continue our exploration and planning and to meet on-going operating expenses for the next twelve months. To date, our primary source of funds has been equity investments, and this trend is expected to continue.

Results of Operations

Three-month period ended March 31, 2008 compared to three-month period ended March 31, 2007

Revenue and Operating Expenses

We have not earned any revenues to date and we anticipate that we will not generate any revenues during the twelve month period following the date of this quarterly report.

We incurred total operating expenses of approximately $28,381,499 for the three-month period ended March 31, 2008, as compared to $8,685,157 for the corresponding period in 2006. The increase of operating expenses in the amount of $19,696,342 (or 227%) was primarily contributed by a $1,992,148 reduction in stock based compensation included in general and administrative and a $21,055,451 increase in mineral property expenditures from $3,806,601 to $24,862,052. Our $24,617,796 acquisition of NAMMCO properties is included in the mineral property expenditures for the current period.

We had no significant financing expense for the three-month periods ended March 31, 2008 and 2007. We earned $62,296 of interest income for the three-month period ended March 31, 2008 as compared to $176,713 for the corresponding period in 2007. This income resulted from short term investments.

Net loss for the three-month period ended March 31, 2008 was approximately $28,319,203, as compared to approximately $8,508,444 for the corresponding period in 2006, an increase of $19,810,759. The net loss was abnormally affected by the acquisition of properties in the current period and results of operations can be more expected to reflect historical growth for the remainder of 2008, unless other significant acquisitions are identified and concluded.

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

When mineral properties are acquired under option agreements with future acquisition payments to be made at the sole discretion of the Company, those future payments, whether in cash or shares, are recorded only when the Company has made or is obliged to make the payment or issue the shares. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves and pre feasibility, the costs incurred to develop such property are capitalized. During the three months ended March 31, 2008, mineral property expenditures totaling $24,862,052 (2007 - $3,806,601) were expensed.

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

Contractual Obligations

The Company has had no material changes to its contractual obligations as disclosed in the Company’s 2007 Annual Report on Form 10-K filed on Edgar on March 17, 2008 and the Financial Statements at March 31, 2008 provided herein.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our operations are not yet exposed to risks associated with commodity prices, interest rates and credit. Commodity price risk is defined as the potential loss that we may incur as a result of changes in the fair value of uranium. Interest rate risk results from our debt and equity instruments that we issue to provide financing and liquidity for our business. Credit risk would arise from the extension of credit throughout all aspects of our business but is not yet significant. Industry wide risks can, however, affect our general ability to finance exploration, and development of exploitable resources; such effects are not predictable or quantifiable.

Item 4. Controls and Procedures

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

Changes in Internal Controls over Financial Reporting

During our most recently completed fiscal quarter ended March 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Form 10-K, which was filed on with the SEC on March 17, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2008, all transactions in which we have offered and sold unregistered securities pursuant to exemptions under the Securities Act of 1933, as amended, have been previously reported on Current Reports on Form 8-K.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

During the period covered by this report, we did not submit any items for a vote of our security holders.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are attached to this Quarterly Report on Form 10-Q:

Exhibit
Number	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws, as amended (1)

3.3	Articles of Amendment (3)

4.1	Share Certificate (1)

10.1	Office and Administration Services Agreement between the Company and Senate Capital Group Inc. dated September 1, 2005 (2)

10.2	Agreement for Services between the Company and Highlands Capital, Inc. dated November 1, 2005 (2)

10.3	Financial Public Relations Agreement between the Company and Accent Marketing Ltd. dated November 1, 2005(2)

10.4	Mineral Property Purchase Agreement between the Company and Ubex Capital Inc. dated April 26, 2005(2)

10.5	Joint Venture Agreement between the Company and Triex Minerals Corporation dated November 4, 2005(2)

10.6	Consulting Agreement between the Company and Ubex Capital Inc. for management and consulting services (2)

10.7	Consulting Agreement between Catchpole Enterprises and the Company (3)
10.8	Joint Venture Agreement between the Company and Bluerock Resources Ltd. (3)

10.9	Option and Purchase Agreement for federal mining claims in Wyoming (3)

10.10	Agreement to Purchase ten mining claims in Wyoming (3)

10.11	2005 Stock Option Plan (4)

10.12	Mr. George Hartman letter agreement. (3)

10.13	Black Range Minerals Agreement dated June 7, 2006 (5)

10.14	Amendment to Joint Venture Agreement dated September 12, 2006 between the Company and Bluerock Resources Ltd. (6)

10.15	Agreement dated February 1, 2007 between the Company and Robert C. Shook to acquire three projects separate uranium projects located in northeast Wyoming, in central Power River Basin (7) (8)

10.16	Consulting Agreement dated February 1, 2007 between the Company and O & M Partners, LLC (7) (8)

10.17	Christensen Ranch Agreement dated October 30, 2006 between the Company and George Hartman (9) (10)

10.18	Amendment Agreement dated January 1, 2007 between the Company and Ubex Capital Inc. (10)

10.19	Amendment Agreement dated January 1, 2007 between the Company and Catchpole Enterprises Inc. (10)

10.20	Amendment Agreement dated January 1, 2007 between the Company and Senate Capital Group Inc. (10)

10.21	Purchase and Sale Agreement with NAMMCO dated September 19, 2007, as amended (11) (12)

10.22	Joint Venture Agreement with United Nuclear LLC dated January 15, 2008 (12)

10.23	Agreement with Independent Management Consultants of British Columbia (13)

10.24	Agency Agreement dated April 15, 2008 with Haywood Securities Inc. and Cormark Securities Inc.(14)

10.25	Amendment to Joint Venture Agreement dated March 20, 2008 between the Company and Bluerock Resources Ltd.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form SB-2 filed March 15, 2002
(2)	Previously filed as an exhibit to the Quarterly Report on Form 10-QSB filed November 21, 2005
(3)	Previously filed as an exhibit to the Annual Report on Form 10-KSB filed April 14, 2006
(4)	Filed as an exhibit to our Registration Statement on Form S-8 filed with the SEC on November 21, 2005
(5)	Previously filed as an exhibit to the Quarterly Report on Form 10-QSB filed August 15, 2006
(6)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed November 13, 2006
(7)	As reported in two separate Current Reports on Form 8-K filed on February 8, 2007
(8)	Filed as an exhibit to our Annual Report on Form 10-KSB filed on April 2, 2007
(9)	As reported in Current Report on Form 8-K filed on November 2, 2006
(10)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed August 14, 2007
(11)	As reported and filed in Current Report on Form 8-K filed on September 24, 2007
(12)	As reported and filed in Current Report on Form 8-K filed on January 22, 2008
(13)	Filed as an exhibit to our Annual Report on Form 10-K filed on March 17, 2008
(14)	As reported and filed in Current Report on Form 8-K filed on April 15, 2008

SIGNATURES

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

URANERZ ENERGY CORPORATION

By: /s/ Benjamin Leboe	By: /s/ Glenn Catchpole
Benjamin Leboe, Chief Financial Officer	Glenn Catchpole, President and Principal Executive
Date: May 9, 2008	Officer, Director
Date: May 9, 2008