Form 10-Q
period 2008-06-30
URANERZ ENERGY CORP.
filed 2008-08-11
CIK 1162324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-32974

URANERZ ENERGY CORPORATION
(Exact Name of Registrant as Specified in its Charter)

NEVADA	98-0365605
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1701 East “E” Street, PO Box 50850
Casper, Wyoming	82605-0850
(Address of Principal Executive Offices)	(Zip Code)

(307) 265-8900
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

Large accelerated filer [ ]	Accelerated filer [ X ]
Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    [   ] Yes    [ X ] No

Number of shares of issuer’s common stock outstanding at July 31, 2008: 55,432,387

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Balance Sheets as of June 30, 2008 and December 31, 2007

Statements of Operations for the three and six months ended June 30, 2008 and 2007 and Accumulated from May 26, 1999 (Date of inception) to June 30, 2008

Statements of Cash Flows for the six months ended June 30, 2008 and 2007 and Accumulated from May 26, 1999 (Date of inception) to June 30, 2008

Notes to the Financial Statements

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

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Uranerz Energy Corporation
(An Exploration Stage Company)

June 30, 2008

Uranerz Energy Corporation
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	June 30,	December 31,
	2008	2007
	$	$
	(Unaudited)
ASSETS
Current Assets
Cash	10,524,779	11,343,737
Amounts receivable	49,518	92,444
Prepaid expenses and deposits	187,646	323,677
Marketable securities (Note 2(e))	14,074,050	–
Total Current Assets	24,835,993	11,759,858
Investment in Rolling Hills (Note 3)	689,988
Investment in Joint Venture (Note 5)	633,137	–
Mineral Property Reclamation Bonds (Note 6(l))	280,904	50,000
Property and Equipment (Note 4)	505,214	406,288
Total Assets	26,945,236	12,216,146

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	264,096	138,188
Accrued liabilities	4,268	4,950
Due to related parties (Note 8)	40,106	471,115
Current portion of loan payable (Note 7)	32,735	31,456
Total Current Liabilities	341,205	645,709
Loan Payable (Note 7)	35,452	52,146
Total Liabilities	376,657	697,855
Commitments and Contingencies (Notes 1, 6, and 12)
Stockholders’ Equity
Preferred Stock, 10,000,000 shares authorized, $0.001 par value;
Nil shares issued and outstanding	–	–
Common Stock, 100,000,000 shares authorized, $0.001 par value;
55,432,387 and 39,224,087 shares issued and outstanding, respectively	55,432	39,224
Additional Paid-in Capital	82,180,907	37,375,384
Accumulated Other Comprehensive Income	–	481
Deficit Accumulated During the Exploration Stage	(55,667,760)	(25,896,798)
Total Stockholders’ Equity	26,568,579	11,518,291
Total Liabilities and Stockholders’ Equity	26,945,236	12,216,146

The accompanying notes are an integral part of these financial statements.

Uranerz Energy Corporation
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(Unaudited)

	Accumulated From
	May 26, 1999	Three Months		Six Months
	(Date of Inception)	Ended		Ended
	to June 30,	June 30,		June 30,
	2008	2008	2007	2008	2007
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Depreciation	125,411	28,404	10,664	53,138	18,155
Foreign exchange	33,881	3,114	4,382	5,148	5,217
General and administrative	22,712,521	1,125,607	927,765	4,380,084	5,797,995
Joint venture expenses	890,130	651,928	–	890,130	–
Mineral property expenditures	34,087,783	541,082	826,812	25,403,134	4,633,413

Total Operating Expenses	57,849,726	2,350,135	1,769,623	30,731,634	10,454,780

Operating Loss	(57,849,726)	(2,350,135)	(1,769,623)	(30,731,634)	(10,454,780)

Other Income (Expense)

Gain on sale of investment securities	79,129	–	–	–	–
Gain on sale of investment in subsidiary	753,557	753,557	–	753,557	–
Interest income	1,328,803	144,819	197,541	207,115	374,254
Loss on settlement of debt	(132,000)	–	–	–	–
Mineral property option payments received	152,477	–	–	–	–

Total Other Income (Expense)	2,181,966	898,376	197,541	960,672	374,254

Net Loss	(55,667,760)	(1,451,759)	(1,572,082)	(29,770,962)	(10,080,526)

Other Comprehensive Income (Loss)

Foreign currency translation adjustment	–	(545)	(44)	(481)	2

Comprehensive Loss	(55,667,760)	(1,452,304)	(1,572,126)	(29,771,443)	(10,080,524)

Net Loss Per Share – Basic and Diluted		(0.03)	(0.04)	(0.61)	(0.27)

Weighted Average Shares Outstanding		53,768,000	39,082,000	49,043,000	37,682,000

The accompanying notes are an integral part of these financial statements.

Uranerz Energy Corporation
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)
	Accumulated From
	May 26, 1999(Date of
	Inception)	Six Months Ended
	to June 30,	June 30,
	2008	2008	2007
	$	$	$
Operating Activities

Net loss	(55,667,760)	(29,770,962)	(10,080,526)

Adjustments to reconcile net loss to cash used in operating
activities:

Depreciation	125,411	53,138	18,155
Expenses incurred by joint venture	890,130	890,130	–
Gain on sale of investment securities	(79,129)	–	–
Gain on the sale of subsidiary shares	(689,988)	(689,988)	–
Impairment loss on mineral properties	790,147	–	–
Loss on settlement of debt	132,000	–	–
Mineral property option payment received	(37,500)	–	–
Shares issued to acquire mineral properties	19,090,000	19,090,000
Stock-based compensation	15,578,716	2,548,225	4,606,261

Changes in operating assets and liabilities:

Prepaid expenses and deposits	(181,409)	136,031	(96,809)
Amounts receivable	(49,493)	42,926	(116,424)
Accounts payable and accrued liabilities	399,036	125,226	286,443
Due to related parties	510,864	(28,759)	(149,830)

Net Cash Used in Operating Activities	(19,188,975)	(7,604,033)	(5,532,730)

Investing Activities

Acquisition of mineral properties	(790,147)	–	–
Reclamation bonds	(280,904)	(230,904)	–
Acquisition of subsidiary, net cash paid	(48)	–	–
Purchase of marketable securities	(14,074,050)	(14,074,050)	–
Proceeds from sale of investment securities	116,629	–	–
Advances to joint venture	(1,523,267)	(1,523,267)	–
Purchase of property and equipment	(532,211)	(152,064)	(88,802)

Net Cash Used In Investing Activities	(17,083,998)	(15,980,285)	(88,802)

Financing Activities

Repayment of loan payable	(30,227)	(15,415)	–
Advances to related party	10,700	–	–
Proceeds from issuance of common stock	48,487,751	24,168,475	8,470,578
Proceeds from common stock subscribed	–	–	15,000
Share issuance costs	(1,670,472)	(1,387,219)	–

Net Cash Provided By Financing Activities	46,797,752	22,765,841	8,485,578

Effect of Exchange Rate Changes on Cash	–	(481)	(4)

Increase (Decrease) In Cash	10,524,779	(818,958)	2,864,042

Cash - Beginning of Period	–	11,343,737	12,293,890

Cash - End of Period	10,524,779	10,524,779	15,157,932

Non-cash Investing and Financing Activities

Sale of 60% of Rolling Hills investment for interest in mineral
projects	774,216	774,216
Investment securities received as a mineral property option
payment	37,500	–	–
Purchase of equipment with loan payable	98,414	–	98,414
Common stock issued to settle debt	744,080	402,250	–
Common stock issued for mineral property costs	19,105,000	19,090,000	–

Supplemental Disclosures

Interest paid	5,313	3,089	–
Income taxes paid	–	–	–

The accompanying notes are an integral part of these financial statements.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2008
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

The Company has not generated any revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate future. As at June 30, 2008, the Company has working capital of $24,494,788. Although existing cash resources are currently expected to provide sufficient funds through the upcoming fiscal year, the capital expenditures required to achieve planned principal operations may be substantial. The continuation of the Company as a going concern through its production phase is dependent upon the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation and Principles of Consolidation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. On June 30, 2008, the Company holds a 40% interest in Rolling Hills Resources LLC (“Rolling Hills”), a Mongolian company, and an 81% interest in an unincorporated USA joint venture which are accounted for under the equity method. Rolling Hills, previously wholly-owned, was consolidated on December 31, 2007. The Company’s fiscal year-end is December 31.

	b)	Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K filed on March 17, 2008 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at June 30, 2008, and the results of its operations and cash flows for the six months ended June 30, 2008 and 2007. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the financial statements
June 30, 2008
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	e)	Marketable Securities

The Company defines marketable securities as income yielding securities that can be readily converted into cash. Examples of marketable securities include U.S. Treasury and agency obligations, commercial paper, corporate notes and bonds, time deposits, foreign notes and certificates of deposit. We account for our investment in debt and equity instruments under Statement of Financial Accounting Standards, or SFAS, No. 115, “Accounting for Certain Investments in Debt and Equity Securities and Financial Accounting Standards Board”, or FASB, Staff Position, or FSP, SFAS No. 115-1, “The Meaning of Other-Than- Temporary Impairment and Its Application to Certain Investments”. The Company follows the guidance provided by EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense). Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. As at June 30, 2008, the Company’s marketable securities consisted of term deposits of cash for periods longer than three months and are classified as held-to-maturity.

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

During the six months ended June 30, 2008, mineral property acquisition expenditures totaling $24,617,796 (2007 - $3,216,904) and exploration costs of $785,338 (2007- $1,416,509) were expensed.

	g)	Financial Instruments/Concentrations

The fair values of cash, amounts receivable, accounts payable, accrued liabilities, amounts due to related parties and loan payable approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash in excess of federally insured amounts. At June 30, 2008, one Canadian institution holds 98% of the Company’s cash and 100% of the Company’s marketable securities. To date, the Company has not incurred a loss relating to this concentration of credit risk.

	h)	Asset Retirement Obligation

Estimated future removal and site restoration costs, when determinable are provided over the life of proven reserves on a units-of-production basis. Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards. Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred. As the Company had not incurred any asset retirement obligations, at June 30, 2008, the Company has not recognized any amount for asset retirement obligations.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the financial statements
June 30, 2008
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

SFAS 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the vesting period.

No tax benefits were attributed to stock-based compensation expense because a full valuation allowance was maintained for all net deferred tax assets.

	m)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2008 and 2007, the Company’s comprehensive income (loss) consisted of unrealized gains and losses on foreign currency translation adjustments.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the financial statements
June 30, 2008
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	n)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

	o)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

p)	Recently Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk- management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the financial statements
June 30, 2008
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	p)	Recently Adopted Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

3.	Investment in Rolling Hills

At June 30, 2008, the Company held a 40% investment in Rolling Hills. Rolling Hills was formerly a wholly owned subsidiary (see Note 6(g)) incorporated in Mongolia. During the six month period ended June 30, 2008, the Company disposed of 60% of its investment and recognized a gain on the disposal of $753,557 (see Note 12(e)). The Company now accounts for the remaining investment using the equity method pursuant to FAS 115, “Accounting for Certain Investments in Debt and Equity Securities”.

4.	Property and Equipment

			June 30,	December 31,
			2008	2007
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Computers and office equipment	164,625	43,264	121,361	101,520
Field equipment	466,000	82,147	383,853	304,768
	630,626	125,411	505,214	406,288

5.	Investment in Joint Venture

At June 30, 2008, the Company owned an 81% investment in an unincorporated joint venture which is accounted for under the equity method of accounting.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the financial statements
June 30, 2008
(Expressed in US dollars)
(Unaudited)

6.	Mineral Properties

a)

On April 26, 2005, the Company entered into an agreement to acquire a 100% interest in two mineral prospecting permits located in the Athabasca Basin area of Saskatchewan, Canada for consideration of Cdn$40,757 and a 2% royalty on the prospecting permits. This agreement was with a company controlled by a director of the Company. On October 20, 2005, the agreement was amended so that the Company has a one-time right, exercisable for ninety days, following the completion of a bankable feasibility study to buy one-half of the vendor’s royalty interest for Cdn$1,000,000. On November 4, 2005, the Company entered into an option and joint venture agreement with a company (the “Optionee”) on the Company’s two mineral prospecting permits. The Optionee can earn a 60% interest in the property by paying the Company Cdn$75,000 in three annual installments of Cdn$25,000 each and incurring Cdn$1,500,000 in exploration expenditures in various stages by May 1, 2008. The Optionee can elect to earn an additional 10% interest by incurring an additional Cdn$1,500,000 by November 1, 2009. On October 10 2007, the first option was extended five months from May 1, 2008 to October 1, 2008. On April 24, 2008 the Optionee forfeited its right to earn an interest in the property. As at June 30, 2008, the Company has received Cdn$50,000 of instalment payments with respect to this agreement.

b)

In May 2005, the President of the Company acquired, on behalf of the Company, a 100% interest to a mineral license in Mongolia for $105,945, which was then transferred to Rolling Hills Resources LLC, which was acquired on January 9, 2006.

c)

A consultant to the Company acquired, on behalf of the Company, the right to one exploration license located in Mongolia for a nominal amount, which was then transferred to Rolling Hills Resources LLC, which was acquired on January 9, 2006.

d)

An agent of the Company acquired, on behalf of the Company, the rights to six exploration licenses located in Mongolia for $13,300. The amount was advanced to the agent by the President of the Company. The agent transferred title to the property to Rolling Hills Resources LLC, which was acquired on January 9, 2006.

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

g)

On February 17, 2006, as amended on March 16, 2006, September 8, 2006 and March 20, 2008, the Company entered into a letter agreement to option and joint venture its eight Mongolian projects to another company (the “Optionee”). In June 2008 the Optionee earned an undivided 60% interest in the projects through assumption of 60% of the Company’s wholly owned subsidiary, Rolling Hills Resources LLC.

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

On completion of the second phase of expenditures, should the Company or the Optionee elect not to contribute to all further expenditures on a pro-rata basis they would be awarded a 6% royalty for their contribution up to that point and the contributing party shall have the right to earn a further 1% interest in the joint venture for every $25,000 spent on the projects to a maximum interest in the joint venture of 100% (maximum expenditures of $750,000). As at June 30, 2008 the Optionee has met the minimum expenditure requirements and is continuing phase one of the joint venture.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the financial statements
June 30, 2008
(Expressed in US dollars)
(Unaudited)

6.	Mineral Properties (continued)

i)

On October 30, 2006, the Company entered into an agreement with an officer and director of the Company (the “Related Party”), to use certain geological reports held by the Related Party for the purposes of staking and acquiring potential areas of interest. In December 2007, the staking and acquisition program was completed and a liability of $402,250 was recorded as due to Related Party. During the six months ended June 30, 2008, this debt was settled through the issuance of 160,900 common shares.

j)

On January 23, 2007, the Company entered into a purchase agreement to acquire three mineral properties consisting of 138 unpatented lode mining claims located in Campbell County, Wyoming for $3,120,000 which was paid on February 1, 2007.

	k)	In 2007, the Company acquired several mining leases in Briscoe County, Texas for a total purchase price of $60,817.

	l)	Reclamation bonds totaling $280,904 (December 2007 - $50,000) are pledged to the State of Wyoming, Department of Environmental Quality, for property reclamation.

m)

On January 15, 2008, the Company acquired an undivided eighty-one percent (81%) interest in approximately 82,000 acres (33,100 hectares) of mineral properties located in the central Powder River Basin of Wyoming, USA and entered into a joint venture agreement with the vendor pursuant to which the Company will explore the properties. In accordance with the terms of the September 19, 2007 Purchase Agreement, the Company paid $5,757,043 cash and issued 5,750,000 shares of the Company’s common stock at a fair value of $19,090,000 to acquire the 81% interest. At January 15, 2008, the acquisition cost was allotted $24,847,043 as follows:

$
Prepaid expenses	229,247
Mineral property expenditures	24,617,796

24,847,043

7.	Loan Payable

	June 30,	December 31,
	2008	2007
	$	$
Loan payable to vendor, interest at 8% per annum, maturing
June 2010, and secured by field equipment	68,187	83,602
Less current portion:	(32,735)	(31,456)

	35,452	52,146

Principal repayments remaining as at June 30, 2008 are as follows:

2008	16,041
2009	34,067
2010	18,079

$68,187

8.	Related Party Transactions

a)

During the six month period ended June 30, 2008, the Company incurred $192,000 (2007 - $154,401) for consulting services and office expenses (included in general and administrative expenses) to companies controlled by a director of the Company. Other general and administrative expenses were reimbursed in the normal course of business. As at June 30, 2008, $3,287 (December 31, 2007 – $18,000) is owing to the director and these companies, which is unsecured, non-interest bearing, and due on demand

b)

During the six month period ended June 30, 2008, the Company incurred $96,000 (2007 - $90,000) for consulting services (included in general and administrative expenses) to a director. Other general and administrative expenses were reimbursed in the normal course of business. In 2007, the Company acquired property assets from this director, valued at $402,250 (see Note 6(i)). At June 30, 2008, consulting services and expenditures incurred on behalf of the Company of $17,695 (December 31, 2007 – $50,865) is owed to this director, and the amounts are unsecured, non-interest bearing, and due on demand.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the financial statements
June 30, 2008
(Expressed in US dollars)
(Unaudited)

8.	Related Party Transactions (continued)

c)

During the six month period ended June 30, 2008, the Company incurred consulting fees of $90,000 (2007 - $60,000) to an entity controlled by a director and officer of the Company. Other general and administrative expenses were reimbursed to the officer in the normal course of business. As at June 30, 2008, $5,293 (December 31, 2007 - $nil) is owed to this director, which is unsecured, non-interest bearing, and due on demand.

d)

During the six month period ended June 30, 2008, the Company incurred consulting fees of $65,000 (2007 - $36,637) to an entity controlled by an officer of the Company. Other general and administrative expenses were reimbursed to the officer in the normal course of business.

e)

During the six month period ended June 30, 2008, the Company incurred consulting fees of $66,000 (2007 - $nil) to a company controlled by an officer of the Company. Other general and administrative expenses were reimbursed to the officer in the normal course of business.

f)

During the six month period ended June 30, 2008, the Company incurred consulting fees of $62,617 (2007 - $nil) to an officer of the Company. Other general and administrative expenses were reimbursed to the officer in the normal course of business. As at June 30, 2008, $13,831 (December 31, 2007 - $nil) is owed to this officer, which is unsecured, non-interest bearing, and due on demand.

g)

During the six month period ended June 30, 2008, the Company incurred and paid fees of $58,000 (2007 - $nil) to five non-executive directors of the Company for their service as directors. Other general and administrative expenses were reimbursed to the officer in the normal course of business.

9.	Common Stock

During the six month period ended June 30, 2008:

	a)	The Company issued 50,000 shares of common stock pursuant to the exercise of common share purchase options for proceeds of $37,500.

b)

On April 15, 2008 the Company completed a private placement of 9,865,000 units, comprised of 9,865,000 common shares and 4,932,498 common share purchase warrants, at $2.40 per unit for gross proceeds of $23,676,000. Each warrant entitles the holder to purchase one common share for $3.50 for a two year period ending April 15, 2010. In the event that the trading price of the Company’s common shares closes above U.S. $4.50 per share for a period of 20 consecutive trading days at any time after August 16, 2008, the Company may accelerate the expiration of these warrants to the 30th day after the date on which notice is given via press release. The Company paid cash commissions of $1,100,640 and 120,000 warrants to purchase 120,000 common shares at $2.60 per share exercisable for a one year period ending April 15, 2009. The Company incurred share issuance costs in connection with the private placement of $1,347,098 including agents’ warrants with a fair value of $68,041.

	c)	The Company issued 96,100 shares of common stock pursuant to the exercise of common share purchase warrants for proceeds of $240,250.

	d)	The Company issued 286,300 shares of common stock pursuant to the exercise of stock options for proceeds of $214,725.

	e)	The Company issued 160,900 shares of common stock with a fair value of $402,250 to settle $402,250 owed to a Director of the Company.

f)

The Company issued 5,750,000 shares of common stock with a fair value of $19,090,000 for the acquisition of mineral properties. The Company incurred share issuance costs of $75,654. Refer to Note 6(m).

10.	Stock-based Compensation

The Company adopted a Stock Option Plan dated November 7, 2005 under which the Company is authorized to grant stock options to acquire up to a total of 10,000,000 shares of common stock. No options shall be issued under the Stock Option Plan at a price per share less than the defined Market Price. On June 11, 2008, the Company modified the Stock Option Plan to define Market Price as the volume weighted average trading price of the Company’s common shares on the Toronto Stock Exchange or American Stock Exchange, whichever has the greater trading volume for the five trading days before the date of grant. At June 30, 2008, the Company had 4,512,360 shares of common stock available to be issued under the Plan.

In May 2008, the Company granted stock options to an employee to acquire 28,000 common shares at an exercise price of $2.62 per share exercisable for 5 years. In January 2008, the Company granted stock options to directors, officers, employees and consultants to acquire 1,005,000 common shares at an exercise price of $2.64 per share exercisable for 5 years. During the six month period ended June 30, 2008, the Company recorded stock-based compensation of $2,548,225 as general and administrative expense.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the financial statements
June 30, 2008
(Expressed in US dollars)
(Unaudited)

10.	Stock-based Compensation (continued)

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

The fair value for stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the six month periods ended June 30, 2008 and 2007 were $2.20 and $2.98 per share, respectively. The weighted average assumptions used are as follows:

	Three Months Ended
	June 30,	June 30,
	2008	2007

Expected dividend yield	0%	0%
Risk-free interest rate	2.94%	4.83%
Expected volatility	134%	177%
Expected option life (in years)	4.13	2.99

The total intrinsic value of stock options exercised during the periods ended June 30, 2008 and 2007 were $641,954 and $459,780 respectively.

The following table summarizes the continuity of the Company’s stock options:

			Weighted-
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value

Outstanding, December 31, 2007	4,283,000	$2.00

Granted	1,033,000	$2.64
Cancelled	(150,000)	$3.36
Exercised	(336,300)	$0.75

Outstanding, June 30, 2008	4,829,700	$2.18	3.42	$5,487,228

Exercisable, June 30, 2008	4,589,200	$2.11	3.38	$5,439,468

A summary of the status of the Company’s nonvested shares as of June 30, 2008, and changes during the six month period ended June 30, 2008, is presented below:

		Weighted
		Average
	Number of	Grant Date
Nonvested shares	Shares	Fair Value

Nonvested at January 1, 2008	325,000	$3.14

Granted	1,033,000	$2.20
Vested	(1,117,500)	$2.65

Nonvested at June 30, 2008	240,500	$3.15

As at June 30, 2008, there was $643,938 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 0.86 years.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the financial statements
June 30, 2008
(Expressed in US dollars)
(Unaudited)

11.	Share Purchase Warrants

a)

On April 15, 2008, as part of a private placement (see Note 9(b)), the Company issued 4,932,498 common share purchase warrants exercisable for $3.50 per share during the twenty-four month period ending April 15, 2010.

b)

On April 15, 2008 the Company issued 120,000 Agents’ common share purchase warrants (see Note 9(b)), exercisable for $2.60 per share during the twelve month period ending April 15, 2009. The fair value of warrants issued was estimated at the date of grant to be $68,041 using the Black-Scholes option-pricing model assuming an expected life of 1 year, a risk-free rate of 1.70%, an expected volatility of 83% and no expected dividends. The fair value of these share purchase warrants was approximately $0.57 per share. During the six month period ended June 30, 2008, the Company recorded stock issue costs of $68,041.

	c)	On March 3, 2008, 96,100 share purchase warrants were exercised and 96,100 common shares issued for cash proceeds of $240,250.

	d)	On March 3, 2008, 20,000 share purchase warrants expired.

	e)	On February 2, 2008, 50,000 share purchase warrants expired.

f)

On February 1, 2007, the Company issued 50,000 share purchase warrants to a consultant, exercisable at $3.69 per share on or before February 1, 2008. The fair value of warrants issued was estimated at the date of grant to be $75,140 using the Black-Scholes option-pricing model assuming an expected life of 1 year, a risk-free rate of 4.86%, an expected volatility of 103% and no expected dividends. The fair value of these share purchase warrants was approximately $1.50 per share. During the six month period ended June 30, 2008, the Company recorded stock-based compensation of $6,262 (2007 - $12,523) as general and administrative expense.

A summary of the changes in the Company’s common share purchase warrants is presented below:

		Weighted Average
	Number	Exercise Price
		$
Balance, December 31, 2006	4,697,849	1.86
Issued	50,000	3.69
Expired	(100,000)	2.25
Exercised	(4,481,749)	1.86
Balance December 31, 2007	166,100	2.86
Issued	5,052,498	3.48
Exercised	(96,100)	2.50
Expired	(70,000)	3.35
Balance June 30, 2008	5,052,498	3.48

12.	Commitments

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

e)

On June 20, 2008 the Company signed an agreement to dispose of its 40% interest in Rolling Hills Resources LLC. The sale includes all Mongolian uranium exploration projects and existing material assets the Company maintains in Mongolia. The purchaser has until August 26, 2008 to conduct its due diligence review and close the agreement.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the financial statements
June 30, 2008
(Expressed in US dollars)
(Unaudited)

12.	Commitments (continued)

f)

As of June 30, 2008, the Company has provided a bond in the amount of $622,500 to the State of Wyoming, Department of Environmental Quality or the Secretary of the Interior, United States Government. The bond is in lieu of depositing cash to guarantee reclamation of exploration drill holes in the Arkose Mining Venture and surety was provided by an insurance company. The bond applies to 250 drill holes on a revolving basis. The Company and the Arkose Mining Venture have a 100% record of completing reclamation without recourse to security provided.

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

General

We are an exploration stage company engaged in the acquisition, exploration and, if warranted, development of uranium properties. We own interests in properties in Wyoming and Texas, USA; Saskatchewan, Canada; and Mongolia. We are principally focused on the exploration of our projects in the Powder River Basin area of Wyoming. As of June 30, 2008 we had entered into joint venture agreements for each of our Saskatchewan and Mongolia properties whereby the joint venture partner for each property can earn an ownership interest in the property in exchange for exploration and development expenditure commitments and/or cash and equity consideration. Our Saskatchewan joint venture was terminated in April 2008 and our Mongolian interests are being sold. We have also joint ventured our uranium projects in the Great Divide Basin area of Wyoming and our 81% owned properties in the Powder River Basin area of Wyoming. We anticipate that our joint venture partners will conduct exploration of our Wyoming Great Divide Basin properties. We plan to maintain, explore and, if warranted, develop our projects in the Powder River Basin area of Wyoming.

We hold interests in the following mineral properties:

Name of Property	Location
State Mineral Leases, Federal Mining Claims and Private (Fee) Mineral (joint venture agreement in place)	Powder River Basin, Wyoming, USA
State Mineral Leases, and Federal Mining Claims (option and joint venture agreement in place)	Great Divide Basin, Wyoming, USA
Seven Mining Claims	Saskatchewan, Canada
Four Exploration Licenses (joint venture agreement in place)	Mongolia
Private (Fee) Mineral Leases	Texas

Our plan of operations is to carry out exploration of our Wyoming Powder River Basin properties while our joint venture partner will be responsible for carrying out exploration of our Wyoming Great Divide Basin properties. Our Saskatchewan properties are under strategic review and our Mongolian property interests are being sold. The information regarding the location and access for our Saskatchewan, Mongolian and Wyoming properties, together with the history of operations, present condition and geology of each of our properties, is presented in Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2007 under the heading “Description of Properties”, previously filed with the SEC on March 17, 2008.

Powder River Basin Wyoming

In January 2008, we acquired an undivided 81% interest in approximately 82,200 acres of federal mining claims, state mineral leases and fee surface and mineral leases in the Powder River Basin (the “Arkose Mining Venture” or “Arkose Property”). The vendors will participate pro rata with future costs and we will manage the exploration and development of these properties within the Arkose Mining Venture.

In February 2008 we received an independent National Instrument 43-101 technical report for the Arkose Property (the “NI 43-101 Technical Report”) on the Arkose properties. The NI 43-101 Technical Report presents an estimate of the potential uranium exploration target on the Arkose Property pursuant to NI 43-101, Section 2.3(2), which states that, subject to the provisions thereof, an issuer may disclose the potential quantity and grade, expressed as ranges, of a potential mineral deposit that is to be the target of further exploration by the issuer. Based on a conceptual model developed by the authors of the NI 43-101 Technical Report, the potential exploration target of uranium mineralized alteration-reduction fronts is approximately 105 miles and, in aggregate, has the potential to contain from 41 million to 79 million pounds of U3O8 at a potential grade ranging from 0.059% to 0.114% . Alteration-reduction trends in the Powder River Basin of Wyoming are typically composed of multiple, stacked roll front deposits that often contain associated uranium mineralization amenable to in-situ recovery (ISR) mining techniques. Drilling commenced on these properties in March 2008.

From March 6, 2008 and to June 30, 2008, the Company, as operator of Arkose, drilled a total of 266 uranium trend exploration and delineation holes utilizing up to five drill rigs and two electric log probing units. This drilling¸ a total of approximately 186,925 feet with an average depth of 703 feet per hole, was conducted on four previously identified exploration targets in areas the Company has identified as East Buck, South Collins Draw, Sand Rock, and Little Butte. This initial phase of the 2008 Arkose drilling program was designed, based in part on available historical data, with a primary objective of identifying and delineating potentially significant trends of uranium roll front mineralization on the property, and to provide further data on these potential future development sites for purposes of reporting, and possible permitting and mining operations in favorably identified areas. To date, approximately 7.5 miles of uranium roll front trends have been investigated, with approximately 2.5 miles of these trends showing potentially favorable uranium mineralization. Drilling and geological assessments continue.

Mine planning for two Powder River Basin properties, Hank and Nichols Ranch, is underway. Because of the long lead times for environmental permitting of mining operations in North America, in 2007 we filed applications to the State of Wyoming and the US Nuclear Regulatory Commission (NRC) for permits to conduct ISR mining of uranium for the Nichols Ranch and Hank properties, located in the Pumpkin Buttes Mining District of the Powder River Basin in Johnson and Campbell counties of Wyoming. In April 2008 the NRC deemed our application acceptable to advance to the detailed technical and environmental stage of review. In August 2008, we received and filed an independent technical report providing a Preliminary Assessment of our Nichols Ranch Uranium In-Situ Recovery Project in the Powder River Basin, Wyoming, USA. The report concludes that “the project is technically and financially feasible. The results indicate that the Project is at the stage to advance it into engineering design and development”. This study supports our development and licensing strategy for our Nichols Ranch and Hank properties.

Approval of the environmental permit applications is expected to allow us to proceed with commercial advancement of the two properties leading to production of yellowcake using the ISR method of uranium mining. It is currently contemplated that the main production facility would be located at the Nichols Ranch property, and the Hank property would have a satellite facility providing uranium-loaded resin or enriched eluate to the main facility. These plans will be integrated with the Arkose Mining Venture properties as we go forward.

Great Divide Basin, Wyoming, USA

Our Joint Venture partner is continuing to study results from exploring these properties.

Saskatchewan, Canada

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

Mongolia

In March 2008, we reviewed our Joint Venture in Mongolia and amended our Agreement to remove our back-in provision and give the Optionee the right to acquire an undivided 60% interest in the projects on completion of their exploration expenditure program. This arrangement provides clarity of ownership as strategic options are considered.

In June 2008, our Joint Venture Partner earned and exercised its right to acquire 60% of our Mongolian mineral interests, now consisting of four licenses.

In June 2008, we signed an agreement to sell all our remaining mineral interests in Mongolia. The Agreement to Sell is subject to due diligence scheduled to be completed in August 2008.

Texas

We plan to conduct a modest exploration program on these properties in the second half of 2008.

Financial Position

The Company’s overall financial position is disclosed in the Company’s 2007 Annual Report on Form 10-K filed on Edgar on March 17, 2008 and the unaudited Financial Statements at June 30, 2008 provided herein.

Liquidity and Capital Resources

We are carrying out an exploration, environmental and design program amounting to approximately $11,500,000 in 2008 as presented in Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2007 under the heading “Description of Properties”, previously filed with the SEC on March 17, 2008. Mineral property acquisitions will be additional expenditures and dependent upon opportunities that may arise. During the six months ended June 30, 2008, mineral property acquisition expenditures of $24,617,796 were incurred for cash of $5,527,796 and shares with a fair value of $19,090,000.

At June 30, 2008, we had cash of $10,524,779 and working capital of $24,494,788, as compared to the ending cash balance of $11,343,737 and working capital of $11,114,149 as at December 31, 2007.

Net cash used in operating activities was $7,604,033 for the six months ended June 30, 2008, compared to $5,532,730 for the corresponding period in 2007. The increase in net cash used in operations of $2,071,303 results primarily from an increase in mineral property expenditures and joint venture cash expenses of $1,679,721, an increase of general and administrative cash expenses of $640,125, a decrease in interest earned of $167,139 plus changes in operating assets and liabilities

Net cash used in investing activities was $15,980,285 for the six months ended June 30, 2008, compared to $88,802 for the corresponding period in 2007. Cash invested in securities with a term exceeding three months represented $14,074,050 in this period and $1,533,267 was advanced to the Arkose Mining Venture.

Net cash provided by financing activities amounted to $22,765,841 for the six months ended June 30, 2008, primarily from a private placement of common shares, compared to $8,485,578 for the corresponding period in 2007 when warrants were exercised from previous private placements.

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

Results of Operations

Three-month period ended June 30, 2008 compared to three-month period ended June 30, 2007

Revenue and Operating Expenses

We have not earned any revenues to date and we anticipate that we will not generate any revenues during the twelve month period following the date of this quarterly report.

We incurred total operating expenses of approximately $2,350,135 for the three-month period ended June 30, 2008, as compared to $1,769,623 for the corresponding period in 2007. The increase of operating expenses in the amount of $580,512 (or 32%) was primarily contributed by a $366,198 increase in joint venture and mineral property expenditures.

We had no significant financing expense for the three-month periods ended June 30, 2008 and 2007. We earned $144,819 of interest income for the three-month period ended June 30, 2008 as compared to $197,541 for the corresponding period in 2007. This income resulted from short term investments. A gain on sale of approximately $753,557 for 60% of former subsidiary, Rolling Hills LLP, was realized during the period.

Net loss for the three-month period ended June 30, 2008 was approximately $1,451,759, as compared to approximately $1,572,082 for the corresponding period in 2007, a decrease of $120,323.

Six-month period ended June 30, 2008 compared to six-month period ended June 30, 2007

We have not earned any revenues to date and we anticipate that we will not generate any revenues during the twelve month period following the date of this quarterly report.

We incurred total operating expenses of approximately $30,731,634 for the six-month period ended June 30, 2008, as compared to $10,454,780 for the corresponding period in 2007. The increase of operating expenses in the amount of $20,276,854 (or 194%) was primarily contributed by a $21,659,851 increase in joint venture and mineral property expenditures and a $1,417,911 decrease in general and administrative expenses. Our $24,617,796 acquisition of NAMMCO properties is included in the mineral property expenditures for six-month period ended June 30, 2008.

We had no significant financing expense for the six-month periods ended June 30, 2008 and 2007. We earned $207,115 of interest income for the three-month period ended June 30, 2008 as compared to $374,254 for the corresponding period in 2007. This income resulted from short term investments. A gain on sale of approximately $753,557 for 60% of former subsidiary, Rolling Hills LLP, was realized during the period.

Net loss for the six-month period ended June 30, 2008 was approximately $29,770,962, as compared to approximately $10,080,526 for the corresponding period in 2007, a increase of $19,690,436. The net loss was abnormally affected by the acquisition of properties in the period and results of operations can be more expected to reflect historical growth for the remainder of 2008, unless other significant acquisitions are identified and concluded.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders. The Company has had no material changes to its off-balance sheet arrangements as disclosed in the Company’s 2007 Annual Report on Form 10-K filed on Edgar on March 17, 2008 and the Financial Statements at June 30, 2008 provided herein.

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

When mineral properties are acquired under option agreements with future acquisition payments to be made at the sole discretion of the Company, those future payments, whether in cash or shares, are recorded only when the Company has made or is obliged to make the payment or issue the shares. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves and pre feasibility, the costs incurred to develop such property are capitalized. During the six months ended June 301, 2008, mineral property expenditures totaling $25,403,134 (2007 - $4,633,413) were expensed.

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

Contractual Obligations

The Company has had no material changes to its contractual obligations as disclosed in the Company’s 2007 Annual Report on Form 10-K filed on Edgar on March 17, 2008 and the Financial Statements at June 30, 2008 provided herein.

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

Changes in Internal Controls over Financial Reporting

During our most recently completed fiscal quarter ended June 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2008, all transactions in which we have offered and sold unregistered securities pursuant to exemptions under the Securities Act of 1933, as amended, have been previously reported on Current Reports on Form 8-K.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On June 11, 2008, we held our annual general meeting of shareholders at the C’mon Inn, 301 East Lathrop Road, Evansville, Wyoming 82636, at 10:30 a.m. local time. Shareholders representing 33,494,621 shares or 60.7% of the shares authorized to vote (55,221,487) were present in person or by proxy, representing a quorum for the purposes of the annual meeting. The shareholders approved the following:

Proposal #1 – Election of Directors		Voted For	Withheld

The election of the Nominees to the Company’s Board to serve until the Company’s 2009
Annual Meeting of Shareholders or until successors are duly elected and qualified:
          Glenn Catchpole
          George Hartman
          Dennis Higgs
          Paul Saxton
          Gerhard Kirchner
          Peter Bell
          Arnold J. Dyck
Richard Holmes		33,204,411 32,880,276 33,228,181 33,226,916 33,263,131 33,206,076 33,209,991 32,895,671	290,210 288,545 266,440 267,705 281,490 614,345 284,630 598,950
Proposal #2	For	Against	Abstain
To ratify the Company’s Amended Articles of Incorporation	32,823,427	607,723	73,470
Proposal #3	For	Against	Abstain
To ratify the Company’s Amended 2005 Nonqualified Stock Option Plan	33,916,983	422,257	28,552
Proposal #5	For	Against	Abstain
To ratify the appointment of the Company’s Independent Registered Public Accounting Firm for the 2008 fiscal year	33,322,161	65,213	107,248

Proxies were solicited under the proxy statement filed with the Securities and Exchange Commission on May 12, 2008. Each nominee for director was elected, and the shareholders approved each proposal.

Item 5. Other Information

On August 8, 2008, we filed a Certificate of Amendment to our Articles of Incorporation effecting the amendments to our Articles of Incorporation as detailed in our proxy statements filed with the Securities and Exchange Commission under cover of Schedule 14A on May 12, 2008 and approved by our shareholders on June 11, 2008.

Item 6. Exhibits

The following exhibits are attached to this Quarterly Report on Form 10-Q:

Exhibit
Number	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws, as amended (1)

3.3	Articles of Amendment filed July 5, 2005(2)

3.4	Articles of Amendment filed August 8, 2008

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form SB-2 filed March 15, 2002
(2)	Previously filed as an exhibit to the Annual Report on Form 10-KSB filed April 14, 2006

SIGNATURES

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

URANERZ ENERGY CORPORATION

By: /s/ Benjamin Leboe	By: /s/ Glenn Catchpole
Benjamin Leboe, Chief Financial Officer	Glenn Catchpole, President and Principal Executive
Date: August 11, 2008	Officer, Director
Date: August 11, 2008