Form 10-Q
period 2008-09-30
URANERZ ENERGY CORP.
filed 2008-11-10
CIK 1162324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

___________________________________________________________________
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes X No

Number of shares of issuer’s common stock outstanding at October 31, 2008: 55,452,387

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Balance Sheets as of September 30, 2008 and December 31, 2007

Statements of Operations for the three and nine months ended September 30, 2008 and 2007 and Accumulated from May 26, 1999 (Date of inception) to September 30, 2008

Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 and Accumulated from May 26, 1999 (Date of inception) to September 30, 2008

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

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Uranerz Energy Corporation
(An Exploration Stage Company)

September 30, 2008

Uranerz Energy Corporation
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	September 30,	December 31,
	2008	2007
	$	$
	(Unaudited)

ASSETS

Current Assets

Cash	755,567	11,343,737
Marketable securities (Note 2(e))	22,264,680	–
Amounts receivable	57,326	92,444
Prepaid expenses and deposits	353,057	323,677

Total Current Assets	23,430,630	11,759,858

Investment in Joint Venture (Note 5)	460,353	–
Mineral Property Reclamation Bonds (Note 6(l))	280,904	50,000
Property and Equipment (Note 4)	594,687	406,288

Total Assets	24,766,574	12,216,146

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	125,595	138,188
Accrued liabilities	112,840	4,950
Due to related parties (Note 8)	38,921	471,115
Current portion of loan payable (Note 7)	33,394	31,456

Total Current Liabilities	310,750	645,709

Loan Payable (Note 7)	26,852	52,146

Total Liabilities	337,602	697,855

Commitments and Contingencies (Notes 1, 6, and 12)

Stockholders’ Equity

Preferred Stock, 10,000,000 shares authorized, $0.001 par value;
Nil shares issued and outstanding	–	–

Common Stock, 100,000,000 shares authorized, $0.001 par value;
55,452,387 and 39,224,087 shares issued and outstanding, respectively	55,452	39,224

Additional Paid-in Capital	82,404,138	37,375,384

Accumulated Other Comprehensive Income	–	481

Deficit Accumulated During the Exploration Stage	(58,030,618)	(25,896,798)

Total Stockholders’ Equity	24,428,972	11,518,291

Total Liabilities and Stockholders’ Equity	24,766,574	12,216,146

The accompanying notes are an integral part of these financial statements.

Uranerz Energy Corporation
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(Unaudited)

	Accumulated From
	May 26, 1999	Three Months		Nine Months
	(Date of Inception)	Ended		Ended
	to September 30,	September 30,		September 30,
	2008	2008	2007	2008	2007
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Depreciation	160,953	35,542	16,861	88,680	35,016
Foreign exchange	27,365	(6,516)	4,657	(1,368)	9,874
General and administrative	23,649,101	936,580	1,256,928	5,316,664	7,054,923
Joint venture expenses	1,973,199	1,083,069	–	1,973,199	–
Mineral property expenditures	34,761,172	673,389	1,062,833	26,076,523	5,696,246

Total Operating Expenses	60,571,790	2,722,064	2,341,279	33,453,698	12,796,059

Operating Loss	(60,571,790	(2,722,064)	(2,341,279)	(33,453,698)	(12,796,059)

Other Income (Expense)

Gain on sale of investment securities	79,129	–	–	–	–
Gain on sale of investment in subsidiary
(Note 3)	979,709	226,152	–	979,709	–
Interest income	1,461,857	133,054	187,922	340,169	562,176
Loss on settlement of debt	(132,000)	–	–	–	–
Mineral property option payments received	152,477	–	–	–	–

Total Other Income (Expense)	2,541,172	359,206	187,922	1,319,878	562,176

Net Loss	(58,030,618)	(2,362,858)	(2,153,357)	(32,133,820)	(12,233,883)

Other Comprehensive Loss

Foreign currency translation adjustment	–	–	(177)	(481)	(179)

Comprehensive Loss	(58,030,618)	(2,362,858)	(2,153,534)	(32,134,301)	(12,234,062)

Net Loss Per Share – Basic and Diluted		(0.04)	(0.05)	(0.63)	(0.32)

Weighted Average Shares Outstanding		55,444,000	39,160,000	51,192,000	38,180,000

The accompanying notes are an integral part of these financial statements.

Uranerz Energy Corporation
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Accumulated From
	May 26, 1999
	(Date of Inception)	Nine Months Ended
	to September 30,	September 30,
	2008	2008	2007
	$	$	$
Operating Activities

Net loss	(58,030,618)	(32,133,820)	(12,233,883)

Adjustments to reconcile net loss to cash used in operating
activities:

Depreciation	160,953	88,680	35,016
Expenses incurred by joint venture	1,973,199	1,973,199	–
Gain on sale of investment securities	(79,129)	–	–
Gain on sale of subsidiary shares	(979,709)	(979,709)	–
Equity loss on investment	74,617	74,617	–
Impairment loss on mineral properties	790,147	–	–
Loss on settlement of debt	132,000	–	–
Mineral property option payment received	(37,500)	–	–
Shares issued to acquire mineral properties	19,090,000	19,090,000
Stock-based compensation	15,749,167	2,718,676	4,870,045

Changes in operating assets and liabilities:

Prepaid expenses and deposits	(346,820)	(29,380)	(299,761)
Amounts receivable	(57,301)	35,118	(71,396)
Accounts payable and accrued liabilities	369,107	95,297	125,419
Due to related parties	509,679	(29,944)	(145,713)

Net Cash Used in Operating Activities	(20,682,208)	(9,097,266)	(7,720,273)

Investing Activities

Acquisition of mineral properties	(790,147)	–	–
Reclamation bonds	(280,904)	(230,904)	(40,000)
Acquisition of subsidiary, net cash paid	(48)	–	–
Disposition of subsidiary	905,092	905,092	–
Purchase of marketable securities	(22,264,680)	(22,264,680)	–
Proceeds from sale of investment securities	116,629	–	–
Advances to joint venture	(2,433,552)	(2,433,552)	–
Purchase of property and equipment	(657,227)	(277,080)	(123,766)

Net Cash Used In Investing Activities	(25,404,837)	(24,301,124)	(163,766)

Financing Activities

Repayment of loan payable	(38,167)	(23,355)	(7,332)
Advances to related party	10,700	–	–
Proceeds from issuance of common stock	48,540,551	24,221,275	8,565,578
Share issuance costs	(1,670,472)	(1,387,219)	–

Net Cash Provided By Financing Activities	46,842,612	22,810,701	8,558,246

Effect of Exchange Rate Changes on Cash	–	(481)	(179)

Increase (Decrease) In Cash	755,567	(10,588,170)	674,028

Cash - Beginning of Period	–	11,343,737	12,293,890

Cash - End of Period	755,567	755,567	12,967,918

Non-cash Investing and Financing Activities

Sale of 60% of Rolling Hills investment for interest in mineral
projects	774,216	774,216	–
Investment securities received as a mineral property option
payment	37,500	–	–
Purchase of equipment with loan payable	98,414	–	98,414
Common stock issued to settle debt	744,080	402,250	–
Common stock issued for mineral property costs	19,105,000	19,090,000	–

Supplemental Disclosures

Interest paid	8,092	4,400	–
Income taxes paid	–	–	–

The accompanying notes are an integral part of these financial statements.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the financial statements
September 30, 2008
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

The Company has not generated any revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate future. As at September 30, 2008, the Company has working capital of $23,119,880. Although existing cash resources are currently expected to provide sufficient funds through the upcoming fiscal year, the capital expenditures required to achieve planned principal operations may be substantial. The continuation of the Company as a going concern through its production phase is dependent upon the ability of the Company to obtain necessary equity and/or debt financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation and Principles of Consolidation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. On September 30, 2008, the Company holds an 81% interest in an unincorporated USA joint venture which is accounted for under the equity method. Rolling Hills Resources LLC (“Rolling Hills”), a Mongolian company previously wholly-owned, was consolidated on December 31, 2007. During the nine month period ended September 30, 2008, the Company disposed of Rolling Hills. The Company’s fiscal year-end is December 31.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at September 30, 2008, and the results of its operations and cash flows for the nine months ended September 30, 2008 and 2007. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the financial statements
September 30, 2008
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	e)	Marketable Securities

The Company defines marketable securities as income yielding securities that can be readily converted into cash. Examples of marketable securities include U.S. Treasury and agency obligations, commercial paper, corporate notes and bonds, time deposits, foreign notes and certificates of deposit. We account for our investment in debt and equity instruments under Statement of Financial Accounting Standards, or SFAS, No. 115, “Accounting for Certain Investments in Debt and Equity Securities and Financial Accounting Standards Board”, or FASB, Staff Position, or FSP, SFAS No. 115-1, “The Meaning of Other-Than- Temporary Impairment and Its Application to Certain Investments”. The Company follows the guidance provided by EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense). Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. As at September 30, 2008, the Company’s marketable securities consisted of term deposits of cash for periods longer than three months and are classified as held-to-maturity.

	f)	Property and Equipment

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

During the nine months ended September 30, 2008, mineral property expenditures totaling $28,049,722 (2007 - $5,696,246) were expensed.

	h)	Financial Instruments/Concentrations

The fair values of cash, marketable securities, amounts receivable, accounts payable, accrued liabilities, amounts due to related parties and loan payable approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash in excess of federally insured amounts held in Canada and the United States. At September 30, 2008, one Canadian institution holds 98% of the Company’s cash and 100% of the Company’s marketable securities. To date, the Company has not incurred a loss relating to this concentration of credit risk.

	i)	Asset Retirement Obligation

Estimated future removal and site restoration costs, when determinable are provided over the life of proven reserves on a units-of-production basis. Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards. Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred. As the Company had not incurred any asset retirement obligations, at September 30, 2008, the Company has not recognized any amount for asset retirement obligations.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the financial statements
September 30, 2008
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	j)	Long-lived Assets

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

	k)	Income Taxes

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

	l)	Foreign Currency Translation

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

	m)	Stock-based Compensation

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

No tax benefits were attributed to stock-based compensation expense because a full valuation allowance was maintained for all net deferred tax assets.

	n)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2008 and 2007, the Company’s comprehensive income (loss) consisted of unrealized gains and losses on foreign currency translation adjustments.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the financial statements
September 30, 2008
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	o)	Basic and Diluted Net Income (Loss) Per Share

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

	p)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

	q)	Recently Issued Accounting Pronouncements

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

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the financial statements
September 30, 2008
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	q)	Recently Adopted Accounting Pronouncements

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

Rolling Hills was formerly a wholly owned subsidiary incorporated in Mongolia. On June 18, 2008, the Company disposed of 60% of its investment pursuant to the option and joint venture agreement referred to in Note 6(g). On August 25, 2008, the Company disposed of its remaining 40% investment. During the nine month period ended September 30, 2008, the Company recognized a gain on the disposal of $979,709.

4.	Property and Equipment

			September 30,	December 31,
			2008	2007
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Computers and office equipment	167,852	51,556	116,296	101,520
Field equipment	587,789	109,398	478,391	304,768
	755,641	160,954	594,687	406,288

5.	Investment in and Advances to Joint Venture

At September 30, 2008, the Company owned an 81% investment in an unincorporated joint venture which is accounted for under the equity method of accounting.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the financial statements
September 30, 2008
(Expressed in US dollars)
(Unaudited)

6.	Mineral Properties

a)

On April 26, 2005, the Company entered into an agreement to acquire a 100% interest in two mineral prospecting permits located in the Athabasca Basin area of Saskatchewan, Canada for consideration of Cdn$40,757 and a 2% royalty on the prospecting permits. This agreement was with a company controlled by a director of the Company. On October 20, 2005, the agreement was amended so that the Company has a one-time right, exercisable for ninety days, following the completion of a bankable feasibility study to buy one-half of the vendor’s royalty interest for Cdn$1,000,000. On November 4, 2005, the Company entered into an option and joint venture agreement with a company (the “Optionee”) on the Company’s two mineral prospecting permits. The Optionee can earn a 60% interest in the property by paying the Company Cdn$75,000 in three annual installments of Cdn$25,000 each and incurring Cdn$1,500,000 in exploration expenditures in various stages by May 1, 2008. The Optionee can elect to earn an additional 10% interest by incurring an additional Cdn$1,500,000 by November 1, 2009. On October 10 2007, the first option was extended five months from May 1, 2008 to October 1, 2008. On April 24, 2008 the Optionee forfeited its right to earn an interest in the property. As at September 30, 2008, the Company has received Cdn$50,000 of instalment payments with respect to this agreement.

b)

In May 2005, the President of the Company acquired, on behalf of the Company, a 100% interest to a mineral license in Mongolia for $105,945, which was then transferred to Rolling Hills, which was acquired on January 9, 2006. Rolling Hills was sold in 2008.

c)

A consultant to the Company acquired, on behalf of the Company, the right to one exploration license located in Mongolia for a nominal amount, which was then transferred to Rolling Hills, which was acquired on January 9, 2006. Rolling Hills was sold in 2008.

d)

An agent of the Company acquired, on behalf of the Company, the rights to six exploration licenses located in Mongolia for $13,300. The amount was advanced to the agent by the President of the Company. The agent transferred title to the property to Rolling Hills, which was acquired on January 9, 2006. Rolling Hills was sold in 2008.

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

g)

On February 17, 2006, as amended on March 16, 2006, September 8, 2006 and March 20, 2008, the Company entered into a letter agreement to option and joint venture its six Mongolian projects to another company (the “Optionee”). In June 2008 the Optionee earned an undivided 60% interest in the projects through assumption of 60% of the Company’s wholly owned subsidiary, Rolling Hills. Rolling Hills was sold in 2008.

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

On completion of the second phase of expenditures, should the Company or the Optionee elect not to contribute to all further expenditures on a pro-rata basis they would be awarded a 6% royalty for their contribution up to that point and the contributing party shall have the right to earn a further 1% interest in the joint venture for every $25,000 spent on the projects to a maximum interest in the joint venture of 100% (maximum expenditures of $750,000). As at September 30, 2008 the Optionee has met the minimum expenditure requirements and is continuing phase one of the joint venture.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the financial statements
September 30, 2008
(Expressed in US dollars)
(Unaudited)

6.	Mineral Properties (continued)

i)

On October 30, 2006, the Company entered into an agreement with an officer and director of the Company (the “Related Party”), to use certain geological reports held by the Related Party for the purposes of staking and acquiring potential areas of interest. In December 2007, the staking and acquisition program was completed and a liability of $402,250 was recorded as due to Related Party. During the nine months ended September 30, 2008, this debt was settled through the issuance of 160,900 common shares.

j)

On January 23, 2007, the Company entered into a purchase agreement to acquire three mineral properties consisting of 138 unpatented lode mining claims located in Campbell County, Wyoming for $3,120,000 which was paid on February 1, 2007.

	k)	In 2007, the Company acquired several mining leases in Briscoe County, Texas for a total purchase price of $60,817.

	l)	Reclamation bonds totaling $280,904 (December 2007 - $50,000) are pledged to the State of Wyoming, Department of Environmental Quality, for proper reclamation.

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

$
Prepaid expenses	229,247
Mineral property expenditures	24,617,796

24,847,043

n)	On August 24, 2008 the Company leased additional mineral within the Company’s North Reno Creek project area in Wyoming (see Note 12 (d)).

7.	Loan Payable

`	September 30,	December 31,
	2008	2007
	$	$
Loan payable to vendor, interest imputed at 8% per annum,
maturing June 2010, and secured by field equipment	60,246	83,602
Less current portion	(33,394)	(31,456)

	26,852	52,146

Principal repayments remaining as at September 30, 2008 are as follows:

2008	8,101
2009	34,068
2010	18,078

$60,246

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the financial statements
September 30, 2008
(Expressed in US dollars)
(Unaudited)

8.	Related Party Transactions

a)

During the nine month period ended September 30, 2008, the Company incurred $288,000 (2007 - $232,977) for consulting services and office expenses (included in general and administrative expenses) to companies controlled by a director of the Company. Other general and administrative expenses were reimbursed in the normal course of business. As at September 30, 2008, $nil (December 31, 2007 – $18,000) is owing to the director and these companies, which is unsecured, non-interest bearing, and due on demand.

b)

During the nine month period ended September 30, 2008, the Company incurred $148,000 (2007 - $150,000) for consulting services (included in general and administrative expenses) to a director. Other general and administrative expenses were reimbursed in the normal course of business. In 2007, the Company acquired property assets from this director, valued at $402,250 (see Note 6(i)). At September 30, 2008, consulting services and expenditures incurred on behalf of the Company of $19,937 (December 31, 2007 – $50,865) is owed to this director, and the amounts are unsecured, non-interest bearing, and due on demand.

c)

During the nine month period ended September 30, 2008, the Company incurred consulting fees of $135,000 (2007 - $90,000) to an entity controlled by a director and officer of the Company. Other general and administrative expenses were reimbursed to the officer in the normal course of business. As at September 30, 2008, $5,589 (December 31, 2007 - $nil) is owed to this director, which is unsecured, non- interest bearing, and due on demand.

d)

During the nine month period ended September 30, 2008, the Company incurred consulting fees of $96,500 (2007 - $56,517) to an entity controlled by an officer of the Company. Other general and administrative expenses were reimbursed to the officer in the normal course of business.

e)

During the nine month period ended September 30, 2008, the Company incurred consulting fees of $92,262 (2007 - $26,950) to an officer of the Company. Other general and administrative expenses were reimbursed to the officer in the normal course of business. As at September 30, 2008, $13,395 (December 31, 2007 - $nil) is owed to this officer, which is unsecured, non-interest bearing, and due on demand.

f)

During the nine month period ended September 30, 2008, the Company incurred consulting fees of $99,000 (2007 - $16,605) to a company controlled by an officer of the Company. Other general and administrative expenses were reimbursed to the officer in the normal course of business.

g)

During the nine month period ended September 30, 2008, the Company incurred and paid fees of $58,000 (2007 - $67,000) to five non-executive directors of the Company for their service as directors. Other general and administrative expenses were reimbursed to the officer in the normal course of business.

9.	Common Stock

During the nine month period ended September 30, 2008:

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

g)	The Company issued 20,000 shares of common stock pursuant to the exercise of common share purchase options for proceeds of $52,800.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the financial statements
September 30, 2008
(Expressed in US dollars)
(Unaudited)

10.	Stock-based Compensation

The Company adopted a Stock Option Plan dated November 7, 2005 under which the Company is authorized to grant stock options to acquire up to a total of 10,000,000 shares of common stock. No options shall be issued under the Stock Option Plan at a price per share less than the defined Market Price. On June 11, 2008, the Company modified the Stock Option Plan to define Market Price as the volume weighted average trading price of the Company’s common shares on the Toronto Stock Exchange or American Stock Exchange, whichever has the greater trading volume for the five trading days before the date of grant. At September 30, 2008, the Company had 4,492,360 shares of common stock available to be issued under the Plan.

In August 2008, the Company granted stock options to an employee to acquire 15,000 common shares at an exercise price of $2.13 per share exercisable for 5 years. In July 2008, the Company granted stock options to a non-employee consultant to acquire 15,000 common shares at an exercise price of $3.22 per share exercisable for 5 years. In May 2008, the Company granted stock options to an employee to acquire 28,000 common shares at an exercise price of $2.62 per share exercisable for 5 years. In January 2008, the Company granted stock options to directors, officers, employees and consultants to acquire 1,005,000 common shares at an exercise price of $2.64 per share exercisable for 5 years. During the three and nine month periods ended September 30, 2008, the Company recorded stock-based compensation of $170,451 and $2,718,676, respectively, as general and administrative expense.

In February 2007, the Company granted stock options to employees and consultants to acquire 300,000 common shares at exercise prices of $3.45 to $3.69 per share exercisable for 5 years. In January, 2007 the Company granted stock options to directors, officers, employees and consultants to acquire 1,470,000 common shares at an exercise price of $3.20 per share exercisable to January 6, 2011. In July, 2007 the Company granted stock options to a consultant to acquire 50,000 common shares at an exercise price of $4.73 per share exercisable to July 9, 2012. In August, 2007 the Company granted stock options to a consultant to acquire 100,000 common shares at an exercise price of $2.71 per share exercisable to August 20, 2012. During the three and nine month periods ended September 30, 2007, the Company recorded stock-based compensation of $245,914 and $4,819,952, respectively as general and administrative expense.

The fair value for stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the three and nine month periods ended September 30, 2008, were $2.30 and $2.20 per share, respectively (2007 - $3.44 and $3.02, respectively). The weighted average assumptions used are as follows:

	Nine Months Ended
	September 30,	September 30,
	2008	2007

Expected dividend yield	0%	0%
Risk-free interest rate	2.94%	4.83%
Expected volatility	134%	176%
Expected option life (in years)	4.14	3.1

The total intrinsic value of stock options exercised during the three and nine month periods ended September 30, 2008, were $Nil and $641,954 respectively (2007 - $89,950 and $549,730, respectively).

The following table summarizes the continuity of the Company’s stock options:

			Weighted-
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value

Outstanding, December 31, 2007	4,283,000	$ 2.00

Granted	1,063,000	$ 2.64
Cancelled	(150,000)	$ 3.36
Exercised	(356,300)	$ 0.86

Outstanding, September 30, 2008	4,839,700	$ 2.18	3.17	$774,354

Exercisable, September 30, 2008	4,676,200	$ 2.14	3.14	$774,354

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the financial statements
September 30, 2008
(Expressed in US dollars)
(Unaudited)

10.	Stock-based Compensation (continued)

A summary of the status of the Company’s nonvested shares as of September 30, 2008, and changes during the nine month period ended September 30, 2008, is presented below:

		Weighted
		Average
	Number of	Grant Date
Nonvested shares	Shares	Fair Value

Nonvested at January 1, 2008	325,000	$ 3.14

Granted	1,063,000	$ 2.20
Vested	(1,224,500)	$ 2.36

Nonvested at September 30, 2008	163,500	$ 2.86

As at September 30, 2008, there was $389,736 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 0.78 years.

11.	Share Purchase Warrants

a)

On April 15, 2008, as part of a private placement (see Note 9(b)), the Company issued 4,932,498 common share purchase warrants exercisable for $3.50 per share during the twenty-four month period ending April 15, 2010.

b)

On April 15, 2008 the Company issued 120,000 Agents’ common share purchase warrants (see Note 9(b)), exercisable for $2.60 per share during the twelve month period ending April 15, 2009. The fair value of warrants issued was estimated at the date of grant to be $68,041 using the Black-Scholes option-pricing model assuming an expected life of 1 year, a risk-free rate of 1.70%, an expected volatility of 83% and no expected dividends. The fair value of these share purchase warrants was approximately $0.57 per share. During the nine month period ended September 30, 2008, the Company recorded stock issue costs of $68,041.

	c)	On March 3, 2008, 96,100 share purchase warrants were exercised and 96,100 common shares issued for cash proceeds of $240,250.

	d)	On March 3, 2008, 20,000 share purchase warrants expired.

	e)	On February 2, 2008, 50,000 share purchase warrants expired.

f)

On February 1, 2007, the Company issued 50,000 share purchase warrants to a consultant, exercisable at $3.69 per share on or before February 1, 2008. The fair value of warrants issued was estimated at the date of grant to be $75,140 using the Black-Scholes option-pricing model assuming an expected life of 1 year, a risk-free rate of 4.86%, an expected volatility of 103% and no expected dividends. The fair value of these share purchase warrants was approximately $1.50 per share. During the nine month period ended September 30, 2008, the Company recorded stock-based compensation of $6,262 (2007 - $50,093) as general and administrative expense.

A summary of the changes in the Company’s common share purchase warrants is presented below:

		Weighted Average
	Number	Exercise Price
		$
Balance, December 31, 2006	4,697,849	1.86
Issued	50,000	3.69
Expired	(100,000)	2.25
Exercised	(4,481,749)	1.86
Balance December 31, 2007	166,100	2.86
Issued	5,052,498	3.48
Exercised	(96,100)	2.50
Expired	(70,000)	3.35
Balance September 30, 2008	5,052,498	3.48

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the financial statements
September 30, 2008
(Expressed in US dollars)
(Unaudited)

12.	Commitments

a)

Effective January 1, 2008 the Company amended its July 1, 2005 agreement with a company controlled by a director of the Company for consulting services to be provided to the Company at a revised amount of $14,096 (Cdn$15,000) per month.

b)

Effective January 1, 2008 the Company amended its March 1, 2005 agreement with a company controlled by the President of the Company for consulting services to be provided to the Company at a revised amount of $15,000 per month.

c)

Effective January 1, 2008 the Company amended its May 23, 2006 agreement with an entity owned by the Chief Financial Officer of the Company for consulting services to be provided to the Company at a revised rate of $11,276 (Cdn$12,000) per month.

	d)	On August 24, 2008 the Company signed two mining lease agreements which require ten annual payments of $75,000. The first payment was made on signing.

e)

Effective September 1, 2008 the Company signed an office and administration services agreement with a company controlled by a director, for an amount of $15,975 (Cdn$17,000) per month, for a three-year term expiring on August 31, 2010.

f)

As of September 30, 2008, the Company has provided a bond in the amount of $622,500 to the State of Wyoming, Department of Environmental Quality or the Secretary of the Interior, United States Government. The bond is in lieu of depositing cash to guarantee reclamation of exploration drill holes in the Arkose Mining Venture and surety was provided by an insurance company. The bond applies to 250 drill holes on a revolving basis. The Company and the Arkose Mining Venture have a 100% record of completing reclamation without recourse to security provided.

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

General

We are an exploration stage company engaged in the acquisition, exploration and, if warranted, development of uranium properties. We own interests in properties in Wyoming and Texas, USA; and Saskatchewan, Canada. We are principally focused on the exploration of our projects in the Powder River Basin area of Wyoming. In 2008 our Saskatchewan joint venture was terminated and our Mongolian interests were sold. We have joint ventured our uranium projects in the Great Divide Basin area of Wyoming and our 81% owned properties in the Powder River Basin area of Wyoming. We anticipate that our joint venture partner will conduct exploration of our Wyoming Great Divide Basin properties. We plan to maintain, explore and, if warranted, develop our projects in the Powder River Basin area of Wyoming.

We hold interests in the following mineral properties:

Name of Property	Property Composition	Location
100%-Owned Projects in the Powder River Basin, Wyoming	State Mineral Leases, Federal Mining Claims and Private (Fee) Mineral	Powder River Basin, Wyoming, USA
Arkose Mining Venture in the Powder River Basin, Wyoming	State Mineral Leases, Federal Mining Claims and Private (Fee) Mineral (joint venture agreement in place)	Powder River Basin, Wyoming, USA
Cyclone Rim and Eagle Projects in the Red Desert area of Wyoming	State Mineral Leases, and Federal Mining Claims (option and joint venture agreement in place)	Great Divide Basin, Wyoming, USA
Cochrane River	Seven Mining Claims	Saskatchewan, Canada
Texas Project	Private (Fee) Mineral Leases	Texas

Our plan of operations is to carry out exploration of our Wyoming Powder River Basin properties while our joint venture partner will be responsible for carrying out exploration of our Wyoming Great Divide Basin properties. Our Saskatchewan properties are under strategic review. The information regarding the location and access for our Saskatchewan and Wyoming properties, together with the history of operations, present condition and geology of each of our properties, is presented in Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2007 under the heading “Description of Properties”, previously filed with the SEC on March 17, 2008.

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

In February 2008 we received an independent National Instrument 43-101 technical report for the Arkose Property (the “NI 43-101 Technical Report”) on the Arkose properties. The NI 43-101 Technical Report presents an estimate of the potential uranium exploration target on the Arkose Property pursuant to NI 43-101, Section 2.3(2), which states that, subject to the provisions thereof, an issuer may disclose the potential quantity and grade, expressed as ranges, of a potential mineral deposit that is to be the target of further exploration by the issuer. Based on a conceptual model developed by the Authors of the NI 43-101 Technical Report, the potential exploration target of uranium mineralized alteration-reduction fronts is approximately 105 miles and, in aggregate, has the potential to contain from 41 million to 79 million pounds of U308 at a potential grade ranging from 0.059% to 0.114% . Alteration-reduction trends in the Powder River Basin of Wyoming are typically composed of multiple, stacked roll front deposits that often contain associated uranium mineralization amenable to in-situ recovery (ISR) mining techniques. Drilling commenced on these properties in March 2008.

From March 6, 2008 to June 30, 2008, the Company, as operator of the Arkose Property, drilled a total of 266 uranium trend exploration and delineation holes utilizing up to five drill rigs and two electric log probing units. This drilling, a total of approximately 186,925 feet with an average depth of 703 feet per hole, was conducted on four previously identified exploration targets in areas the Company has identified as East Buck, South Collins Draw, Sand Rock, and Little Butte. This initial phase of the 2008 Arkose drilling program was designed, based in part on available historical data, with a primary objective of identifying and delineating potentially significant trends of uranium roll front mineralization on the property, and to provide further data on these potential future development sites for purposes of reporting, and possible permitting and mining operations in favorably identified areas. To June 30, 2008, approximately 7.5 miles of uranium roll front trends were investigated, with approximately 2.5 miles of these trends showing potentially favorable uranium mineralization. Drilling and geological assessments continue.

From July 1, 2008 through to September 30, 2008 we drilled 405 uranium delineation holes utilizing five drill rigs and two electric log probing units. A total of 141 holes were drilled on Company properties at East-North Butte, Willow Creek, Hank, North rolling Pin and Doughstick. Our drilling on the Arkose Mining Venture properties totaled 264 holes, including two core holes in the Little Butte and South Doughstick target areas. The combined effort for all properties during this period amounted to approximately 281,000 feet of drilling with an average depth of 694 feet per hole. Approximately 7.0 miles of uranium roll front trends were investigated confirming approximately 3.0 miles of historic trends or showed new potentially favorable uranium mineralization.

The purpose of our 2008 exploration program is to find previously unknown or little known uranium mineralization trends and to delineate known trends thus providing data for permitting and eventual production in favorably identified areas.

Mine planning for two Powder River Basin properties, Hank and Nichols Ranch, is continuing. Because of the long lead times for environmental permitting of mining operations in North America, in 2007 we filed applications to the State of Wyoming and the US Nuclear Regulatory Commission (NRC) for permits to conduct ISR mining of uranium for the Nichols Ranch and Hank properties, located in the Pumpkin Buttes Mining District of the Powder River Basin in Johnson and Campbell counties of Wyoming. In April 2008 the NRC deemed our application acceptable to advance to the detailed technical and environmental stage of review. In August 2008, we received and filed an independent technical report providing a Preliminary Assessment of our Nichols Ranch Uranium In-Situ Recovery Project in the Powder River Basin, Wyoming, USA. The report concludes that “the project is technically and financially feasible. The results indicate that the Project is at the stage to advance it into engineering design and development”. This study supports our development and licensing strategy for our Nichols Ranch and Hank properties.

In August 2008 the Wyoming Department of Environmental Quality deemed our application to build and operate an in-situ recovery mine “complete” and ready to move to the next stage of review. The next stage includes a detailed technical and environmental review of the application and public discussion. Concurrently, the NRC review of our application for a Source Material License is proceeding in a normal manner. Approval of the permit applications is expected to allow us to proceed with commercial advancement of the two properties leading to production of yellowcake using the ISR method of uranium mining. It is currently contemplated that the main production facility would be located at the Nichols Ranch property, and the Hank property would have a satellite facility providing uranium-loaded resin or enriched eluate to the main facility. These plans will be integrated with the Arkose Mining Venture properties as we go forward.

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

In June 2008, our Joint Venture Partner earned and exercised its right to acquire 60% of our Mongolian mineral interests, consisting of four licenses.

In August 2008, we sold all our remaining mineral interests in Mongolia.

Texas

We have deferred our plan to conduct a modest exploration program on these properties until 2009.

Financial Position

The Company’s overall financial position is disclosed in the Company’s 2007 Annual Report on Form 10-K filed with the SEC on March 17, 2008 and the unaudited Financial Statements at September 30, 2008 as provided herein under the section heading “Financial Statements” above.

Liquidity and Capital Resources

We are carrying out an exploration, environmental and mine design program amounting to approximately $11,500,000 in 2008 as presented in Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2007 under the heading “Description of Properties”, previously filed with the SEC on March 17, 2008. Mineral property acquisitions will be additional expenditures and dependent upon opportunities that may arise. During the nine months ended September 30, 2008, mineral property expenditures, including acquisition expenditures of $26,076,523 were incurred for cash of $6,986,523 and shares with a fair value of $19,090,000.

At September 30, 2008, we had cash of $755,567 and working capital of $23,119,880, as compared to the ending cash balance of $11,343,737 and working capital of $11,114,149 as at December 31, 2007. Our working capital at September 30, 2008 includes $22,264,680 of short term marketable securities which are equivalent to cash for operational purposes.

Net cash used in operating activities was $9,097,266 for the nine months ended September 30, 2008, compared to $7,720,273 for the corresponding period in 2007. The increase in net cash used in operations of $1,376,993 results primarily from an increase in mineral property cash expenditures of $1,290,277, due to increased exploration activities on the Powder River Basin properties in 2008 as we move towards developing a mine plan for these properties and towards obtaining permitting, an increase of general and administrative cash expenses of $413,110, a decrease in interest earned of $222,007 plus changes in operating assets and liabilities.

Net cash used in investing activities was $24,301,124 for the nine months ended September 30, 2008, compared to $163,766 for the corresponding period in 2007. Cash invested in securities with a term exceeding three months represented $22,264,680 in this period, $2,433,552 was advanced to the Arkose Mining Venture and cash proceeds from the sale of Rolling Hills amounted to $905,092.

Net cash provided by financing activities amounted to $22,810,701 for the nine months ended September 30, 2008, primarily from a private placement of common shares, compared to $8,558,246 for the corresponding period in 2007 when warrants were exercised from previous private placements.

During the twelve-month period following the date of this quarterly report, we anticipate that we will not generate any revenue. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock and the exercise of share purchase warrants. Our exploration plans will be continually evaluated and modified as exploration and environmental results become available. General and Administrative expenses, planning and environmental expenses are incurred throughout the year; most of our exploration expenditures are incurred during the nine-month period of March through November. Modifications to our plans will be based on many factors including results of exploration, assessment of data, weather conditions, exploration costs, the price of uranium and available capital. Further, the extent of exploration programs that we undertake will be dependent upon the amount of financing available to us. We have sufficient cash to continue our exploration and planning and to meet on-going operating expenses for the next twelve months, and beyond as we scale our operations to the resources we have available..

To date, our primary source of funds has been equity investments, and this trend is expected to continue together with production related financing when our mine development permitting is complete. Recently, the poor conditions in the U.S. housing market and the credit quality of mortgage backed securities have continued and worsened in 2008, causing a loss of confidence in the broader U.S. and global credit and financial markets and resulting in the collapse of, and government intervention in, major banks, financial institutions and insurers and creating a climate of greater volatility, less liquidity, widening of credit spreads, a lack of price transparency, increased credit losses and tighter credit conditions. These disruptions in the current credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. These disruptions could, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations. Our access to additional capital may not be available on terms acceptable to us. If, when additional funding is required, we are unable to obtain financing through equity investments on terms suitable to us, we will seek multiple solutions including, but not limited to, credit facilities or debenture issuances, or, if necessary, selling off property interests, either by selling production interests, royalty interests or properties.

Our current short term investments have not been effected by the current stock market disruptions as these investments are primarily in bearer deposit notes issued and guaranteed by Canadian Chartered banks. At the end of the investment period of these securities, we plan on reinvesting the securities in similar short term instruments. Management and the board of directors periodically meet to review the status of these investments and determine investment strategies, taking into account current market conditions and the short and long term capital needs of the Company.

Results of Operations

Three-month period ended September 30, 2008 compared to three-month period ended September 30, 2007

Revenue and Operating Expenses

We have not earned any revenues to date and we anticipate that we will not generate any revenues during the twelve-month period following the date of this quarterly report.

We incurred total operating expenses of approximately $2,722,064 for the three-month period ended September 30, 2008, as compared to $2,341,279 for the corresponding period in 2007. The increase of operating expenses in the amount of $380,785 (or 16%) was primarily contributed by a $320,348 decrease in general and administrative expenses and an increase in joint venture and mineral property expenditures of approximately $693,625.

We had no significant financing expense for the three-month periods ended September 30, 2008 and 2007. We earned $133,054 of interest income for the three-month period ended September 30, 2008 as compared to $187,922 for the corresponding period in 2007. This income resulted from short term investments. A gain on sale of approximately $226,152 for our remaining 40% of former subsidiary, Rolling Hills LLP, was realized during the period.

Net loss for the three-month period ended September 30, 2008 was approximately $2,362,858, as compared to approximately $2,153,357 for the corresponding period in 2007, an increase of $209,501.

Nine-month period ended September 30, 2008 compared to nine-month period ended September 30, 2007

We have not earned any revenues to date and we anticipate that we will not generate any revenues during the twelve-month period following the date of this quarterly report.

We incurred total operating expenses of approximately $33,453,698 for the nine-month period ended September 30, 2008, as compared to $12,796,059 for the corresponding period in 2007. The increase of operating expenses in the amount of $20,657,639 (or 161%) was primarily contributed by a $22,353,476 increase in joint venture and mineral property expenditures and a $1,738,259 decrease in general and administrative expenses. Our $24,617,796 acquisition of NAMMCO properties is included in the mineral property expenditures for nine -month period ended September 30, 2008.

We had no significant financing expense for the nine-month periods ended September 30, 2008 and 2007. We earned $340,169 of interest income for the nine -month period ended September 30, 2008 as compared to $562,176 for the corresponding period in 2007. This income resulted from short term investments. A gain on sale of approximately $979,709 for our former subsidiary, Rolling Hills LLP, was realized during the period.

Net loss for the nine-month period ended September 30, 2008 was approximately $32,133,820, as compared to approximately $12,233,883 for the corresponding period in 2007, an increase of $19,899,937. The net loss was abnormally affected by the acquisition of properties in the period and results of operations can be more expected to reflect historical growth for the remainder of 2008, unless other significant acquisitions are identified and concluded.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders except as disclosed in the unaudited Financial Statements at September 30, 2008. The Company has had no material changes to its off-balance sheet arrangements as disclosed in the Company’s 2007 Annual Report on Form 10-K filed on Edgar on March 17, 2008 and the Financial Statements at September 30, 2008 provided herein.

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

During the nine months ended September 30, 2008, mineral property expenditures totaling $28,049,722 (2007 - $5,696,246) were expensed.

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

Contractual Obligations

The Company has had no material changes to its contractual obligations as disclosed in the Company’s 2007 Annual Report on Form 10-K filed with the SEC on March 17, 2008 and the Financial Statements at September 30, 2008 as provided herein under the section heading “Financial Statements” above.

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

Changes in Internal Controls over Financial Reporting

During our most recently completed fiscal quarter ended September 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except for the risk factor as provided below, there have been no material changes from the risk factors as previously disclosed in our Form 10-K, which was filed on with the SEC on March 17, 2008.

Recent market events and conditions, including disruptions in the U.S. and international credit markets and other financial systems and the deterioration of the U.S. and global economic conditions, could, among other things, impede access to capital or increase the cost of capital, which would have an adverse effect on our ability to fund our working capital and other capital requirements.

In 2007 and into 2008, the U.S. credit markets began to experience serious disruption due to a deterioration in residential property values, defaults and delinquencies in the residential mortgage market (particularly, subprime and non-prime mortgages) and a decline in the credit quality of mortgage backed securities. These problems led to a slow-down in residential housing market transactions, declining housing prices, delinquencies in non-mortgage consumer credit and a general decline in consumer confidence. These conditions continued and worsened in 2008, causing a loss of confidence in the broader U.S. and global credit and financial markets and resulting in the collapse of, and government intervention in, major banks, financial institutions and insurers and creating a climate of greater volatility, less liquidity, widening of credit spreads, a lack of price transparency, increased credit losses and tighter credit conditions. Notwithstanding various actions by the U.S. and foreign governments, concerns about the general condition of the capital markets, financial instruments, banks, investment banks, insurers and other financial institutions caused the broader credit markets to further deteriorate and stock markets to decline substantially. In addition, general economic indicators have deteriorated, including declining consumer sentiment, increased unemployment and declining economic growth and uncertainty about corporate earnings.

These unprecedented disruptions in the current credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. These disruptions could, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations. Our access to additional capital may not be available on terms acceptable to us or at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2008, all transactions in which we have offered and sold unregistered securities pursuant to exemptions under the Securities Act of 1933, as amended, have been previously reported on Current Reports on Form 8-K.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are attached to this Quarterly Report on Form 10-Q:

Exhibit
Number	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws, as amended (1)

3.3	Articles of Amendment filed July 5, 2005 (2)

3.4	Articles of Amendment filed August 8, 2008(3)

4.1	Share Certificate (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Registrant’s Form SB-2 filed March 15, 2002
(2)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB filed April 14, 2006
(3)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed August 11, 2008

SIGNATURES

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

URANERZ ENERGY CORPORATION

By: /s/ Benjamin Leboe	By: /s/ Glenn Catchpole
Benjamin Leboe, Chief Financial Officer	Glenn Catchpole, President and Principal Executive
Date: November 10, 2008	Officer, Director
Date: November 10, 2008