Form 10-K
period 2008-12-31
URANERZ ENERGY CORP.
filed 2009-03-12
CIK 1162324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 001-32974

URANERZ ENERGY CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Nevada	98-0365605
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1701 East “E” Street
PO Box 50850, Casper, Wyoming	82605-0850
(Address of Principal Executive Offices)	(Zip Code)

(604) 689-1659
(Registrant’s Telephone Number, including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class                                                                Name of Each Exchange on Which Registered

Common Stock, No Par Value                                                         NYSE ALTERNEXT US LLC

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]    No[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ]    No[X]

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
Large Accelerated Filer [   ]         Accelerated Filer [X]           Non-Accelerated Filer [   ]          Smaller Reporting Company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  [   ]   No[X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $34,000,000

The number of shares of the Registrant’s Common Stock outstanding as of March 5, 2009 was 55,452,387.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the exhibits attached hereto contain “forward-looking-statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements concern the Company’s anticipated results and developments in the Company’s operations in future periods, planned exploration and, if warranted, development of its properties, plans related to its business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

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

PART 1

ITEM 1. DESCRIPTION OF BUSINESS

Corporate Background

Uranerz Energy Corporation (“Uranerz” or the “Company”) was incorporated under the laws of the State of Nevada on May 26, 1999. On July 5, 2005, we changed our name from Carleton Ventures Corp. to Uranerz Energy Corporation. Our executive and operations office is located at 1701 East “E” Street, P.O. Box 50850, Casper, Wyoming 82605-0850.Our administrative office is located at Suite 1410 - 800 West Pender Street, Vancouver, British Columbia Canada V6C 2V6. The telephone number for our executive offices is (307) 265-8900. Our telephone number for our administrative office is (604) 689-1659.

Our common stock is traded on the NYSE Alternext US LLC and the Toronto Stock Exchange under the symbol “URZ” and on the Frankfurt Exchange under the symbol U9E.

History

Uranerz was relatively inactive from 1999 until 2005 when it acquired mineral prospecting permits in Saskatchewan, mineral licenses in Mongolia and mining claims and leases in Wyoming. Exploration commenced in 2005 and has continued through 2008. In 2007 we filed uranium mining applications for a project in Wyoming. In 2008 we acquired additional mineral properties and conducted exploration drilling while pursuing mining permits in Wyoming. We have increased our personnel and operational consultants to move some of our Wyoming properties into the mine planning and permitting stage; activities which continue.

Our Business

We are an exploration stage company engaged in the acquisition, exploration and if warranted, development of uranium properties. We have an interest in the properties described below.

We own or control interests in properties in Wyoming, USA and Saskatchewan, Canada. We have entered into an agreement for a partner to conduct exploration on our uranium properties in the Great Divide Basin area of Wyoming, and plan to maintain, explore or, if warranted, develop our properties in the Powder River Basin area of Wyoming.

We have applied for mine operating permits on two of our properties in the Powder River Basin area of Wyoming that we feel have the potential, based on data in our possession, of being developed into commercial in-situ recovery uranium mines. We are also assembling base line data to permit additional properties in the Powder River Basin area of Wyoming which appear to have potential for development.

Recent Corporate Developments

The following significant corporate developments occurred during our fiscal year ended December 31, 2008:

1.           Throughout the fiscal year, we issued 96,100 shares of our common stock upon the exercise of outstanding share purchase warrants for gross cash proceeds of $240,250;

2.           We issued 356,300 common shares upon the exercise of stock options for gross cash proceeds of $305,025;

3.           We acquired an undivided eighty-one percent (81%) interest in approximately 82,000 acres (33,100 hectares) of mineral properties located in the central Powder River Basin of Wyoming, USA and entered into a venture agreement with the vendor pursuant to which the Company will explore the properties. We paid $5,757,043 cash and issued 5,750,000 shares of the Company’s common stock at a fair value of $19,090,000 to acquire the 81% interest;

4.           We completed a private placement of 9,865,000 units, comprised of 9,865,000 common shares and 4,932,498 common share purchase warrants, at $2.40 per unit, for gross proceeds of $23,676,000;

5.           We issued 160,900 common shares to settle debt of $402,250;

6.           Our applications to the U.S. Nuclear Regulatory Commission and the Land Quality Division of the Wyoming Department of Environmental Quality for licenses and permits to construct and operate in-situ recovery uranium facilities on our Nichols Ranch and Hank projects located in the central Powder River Basin of Wyoming were accepted and are being evaluated as scheduled. For more details of our permitting plans see the discussion below under the section heading “Description of Properties – Wyoming Properties – Environmental Permitting”; and

7.           We leased an additional 9,628 acres of mineral properties in the Powder River Basin of Wyoming, USA at a cost of $333,096.

Competition

Our industry is highly competitive. We compete with other mining and exploration companies in connection with the acquisition of uranium mineral properties and the equipment, materials and personnel necessary to explore and develop such properties. There is competition for the limited number of uranium acquisition opportunities, some of which is with other companies having substantially greater financial resources, staff and facilities than we do. As a result, we may have difficulty acquiring attractive exploration properties, staking claims related to our properties, and exploring and developing our properties.

ISR Mining Process

We plan to use the low cost mining process of in-situ recovery mining (which we refer to as ISR), a process that uses a 'leaching' solution to extract uranium from underground ore bodies. The 'leaching' agent, which contains an oxidant such as oxygen with sodium bicarbonate (commonly known as baking soda), is added to the native groundwater and injected through wells into the ore body in a sandstone aquifer to dissolve the uranium. This solution is then pumped via other wells to the surface for processing -- resulting in a cost-efficient and environmentally friendly mining process.

The ISR mining process differs dramatically from conventional mining techniques in that ISR mining leaves the rock matrix in place. The ISR technique avoids the movement and milling of rock and ore as well as mill tailing waste associated with more traditional mining methods.

Minerals Exploration Regulation

Our uranium mineral exploration and development activities are, and our production activities, if and when they occur, will be subject to extensive laws and regulations governing exploration, development, production, exports, taxes, labor standards, occupational health, waste disposal, protection and remediation of the environment, protection of endangered and protected species, mine safety, toxic substances and other matters. Uranium minerals exploration is also subject to risks and liabilities associated with pollution of the environment and disposal of waste products occurring as a result of mineral exploration and production.

Compliance with these laws and regulations may impose substantial costs on us and will subject us to significant potential liabilities. Changes in these regulations could require us to expend significant resources to comply with new laws or regulations or changes to current requirements and could have a material adverse effect on our business operations.

Minerals exploration operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our business operations. Minerals exploration operations are subject to federal and state, laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Minerals exploration operations are also subject to federal and state laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal and state authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. As of the date of this annual report, other than with respect to the posting of a performance bond, we have not been required to spend material amounts on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations. Environmental regulation is discussed in further detail in the following section.

Environmental Regulation

Exploration, development and production activities are subject to certain environmental regulations which may prevent or delay the commencement or continuance of our operations. In general, our exploration and production activities are subject to certain federal and state laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state and federal authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance.

Waste Disposal

The Resource Conservation and Recovery Act ("RCRA"), and comparable state statutes, affect minerals exploration and production activities by imposing regulations on the generation, transportation, treatment, storage, disposal and cleanup of "hazardous wastes" and on the disposal of non-hazardous wastes. Under the auspices of the EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements.

CERCLA

The federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") imposes joint and several liability for costs of investigation and remediation and for natural resource damages, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release into the environment of substances designated under CERCLA as hazardous substances ("Hazardous Substances"). These classes of persons or potentially responsible parties include the current and certain past owners and operators of a facility or property where there is or has been a release or threat of release of a Hazardous Substance and persons who disposed of or arranged for the disposal of the Hazardous Substances found at such a facility. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover the costs of such action. We may also in the future become an owner of facilities on which Hazardous Substances have been released by previous owners or operators. We may in the future be responsible under CERCLA for all or part of the costs to clean up facilities or property at which such substances have been released and for natural resource damages.

Air Emissions

Our operations are subject to state and federal regulations for the control of emissions of air pollution. Major sources of air pollutants are subject to more stringent, federally imposed permitting requirements. Administrative enforcement actions for failure to comply strictly with air pollution regulations or permits are generally resolved by payment of monetary fines and correction of any identified deficiencies. Alternatively, regulatory agencies could require us to forego construction, modification or operation of certain air emission sources.

Clean Water Act

The Clean Water Act ("CWA") imposes restrictions and strict controls regarding the discharge of wastes, including mineral processing wastes, into waters of the United States, a term broadly defined. Permits must be obtained to discharge pollutants into federal waters. The CWA provides for civil, criminal and administrative penalties for unauthorized discharges of hazardous substances and other pollutants. It imposes substantial potential liability for the costs of removal or remediation associated with discharges of oil or hazardous substances. State laws governing discharges to water also provide varying civil, criminal and administrative penalties and impose liabilities in the case of a discharge of petroleum or it derivatives, or other hazardous substances, into state waters. In addition, the EPA has promulgated regulations that may require us to obtain permits to discharge storm water runoff. In the event of an unauthorized discharge of wastes, we may be liable for penalties and costs.

Underground Injection Control Permits ("UIC")

The federal Safe Drinking Water Act creates a nationwide regulatory program protecting groundwater. This act is administered by the United States Environmental Protection Agency (the "EPA"). However, to avoid the burden of dual federal and state (or Indian tribal) regulation, the Safe Drinking Water Act allows for the UIC permits issued by states (and Indian tribes determined eligible for treatment as states) to satisfy the UIC permit required under the Safe Drinking Water Act under two conditions. First the state's program must have been granted primacy. Second, the EPA must have granted, upon request by the state, an aquifer exemption. The EPA may delay or decline to process the state's application if the EPA questions the state's jurisdiction over the mine site.

Employees

Currently we have eleven full time employees, five full time operational consultants and four part time operational consultants. We operate in established mining areas, which we believe have sufficient available personnel for our business plans.

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

The exploration and development of mineral deposits involves significant financial and other risks over an extended period of time, which even a combination of careful evaluation, experience and knowledge may not eliminate. While discovery of a uranium, precious or base metal deposit may result in substantial rewards, few properties which are explored are ultimately developed into producing mines. Major expenses are required to establish reserves by drilling and to construct mining and processing facilities at a site. Our uranium properties are all at the exploration stage and do not contain any reserves at this time. It is impossible to ensure that the current or proposed exploration programs on properties in which the Company has an interest will result in the delineation of mineral deposits or in profitable commercial operations. Our operations are subject to the hazards and risks normally incident to exploration, development and production of uranium, precious and base metals, any of which could result in damage to life or property, environmental damage and possible legal liability for such damage. While we may obtain insurance against certain risks, the nature of these risks is such that liabilities could exceed policy limits or could be excluded from coverage. There are also risks against which we cannot insure or against which we may elect not to insure. The potential costs which could be associated with any liabilities not covered by insurance, or in excess of insurance coverage, or compliance with applicable laws and regulations may cause substantial delays and require significant capital outlays, adversely affecting our future earnings and competitive position and, potentially our financial viability.

We have a limited operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease exploration activities.

We were incorporated in 1999 and are engaged in the business of mineral exploration. We have not realized any revenue from our operations. We have a relatively limited exploration history upon which an evaluation of our future success or failure can be made. We have incurred losses since inception. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

Some, but not all, of our officers and directors do have experience with exploring for, starting, and operating a mine. Because some of our officers and directors are inexperienced with exploring for, starting, and operating a mine, we may have to hire qualified persons to perform surveying, exploration, and water management of our properties. Some of our officers and directors have no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Their decisions and choices would typically take into account standard engineering or managerial approaches mineral exploration companies commonly use. However, our exploration activities, earnings and ultimate financial success could suffer irreparable harm due to certain of management’s decisions. As a result we may have to suspend or cease exploration activities, or any future warranted development activities, which would likely result in the loss of your investment.

We have no known reserves. Without reserves we may not be able to generate income and if we cannot generate income we will have to cease exploration activities which result in the loss your investment.

We have no known reserves. Without reserves, we may not be able to generate income and if we cannot generate income we will have to cease exploration activities which would likely result in the loss of your investment. We have attempted to acquire the surface and mineral rights on lands that we think are geologically favorable or where we have exploration and historical information in our possession that indicates uranium mineralization might be present. It is not known with certainty that economically recoverable uranium exists on any of our properties.

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

Our future profitability will be dependent on uranium prices

Because a significant portion of our anticipated revenues are expected to be derived from the sale of uranium, our net earnings, if any, can be affected by the long- and short-term market price of U3O8. Uranium prices are subject to fluctuation. The price of uranium has been and will continue to be affected by numerous factors beyond our control. With respect to uranium, such factors include the demand for nuclear power, political and economic conditions in uranium producing and consuming countries, uranium supply from secondary sources and uranium production levels and costs of production. Spot prices for U3O8 were at $20.00 per pound U3O8 in December 2004, and then, to $35.25 per pound in December 2005 and $72.00 per pound in December 2006. During 2007 the spot price reached a high of $138.00 per pound. The U.S. monthly spot price of U3O8 was approximately $90.00 per pound in

December 2007. The spot price declined during 2008, reaching a low of $44.00 per pound in October. The U.S. monthly spot price of U3O8 was approximately $52.00 per pound and the long term price was approximately $70.00 per pound in December 2008.

Our operations are subject to environmental regulation and environmental risks.

We are required to comply with applicable environmental protection laws and regulations and permitting requirements, and we anticipate that we will be required to continue to do so in the future. The material laws and regulations within the U.S. that the Company must comply with are the Atomic Energy Act, Uranium Mill Tailings Radiation Control Act of 1978 (UMTRCA), Clean Air Act, Clean Water Act, Safe Drinking Water Act, Federal Land Policy Management Act, National Park System Mining Regulations Act, and the State Mined Land Reclamation Acts or State Department of Environmental Quality regulations, as applicable. We also are required to comply with environmental protection laws in Canada. We are required to comply with the Atomic Energy Act, as amended by UMTRCA, by applying for and maintaining an operating license from the State of Wyoming. Uranium operations must conform to the terms of such licenses, which include provisions for protection of human health and the environment from endangerment due to radioactive materials. The licenses encompass protective measures consistent with the Clean Air Act and the Clean Water Act. We intend to utilize specific employees and consultants in order to comply with and maintain our compliance with the above laws and regulations.

The uranium industry is subject not only to the worker health and safety and environmental risks associated with all mining businesses, but also to additional risks uniquely associated with uranium mining and processing. The possibility of more stringent regulations exists in the areas of worker health and safety, the disposition of wastes, the decommissioning and reclamation of exploration and in-situ sites, and other environmental matters, each of which could have a material adverse effect on the costs or the viability of a particular project. We cannot predict what environmental legislation, regulation or policy will be enacted or adopted in the future or how future laws and regulations will be administered or interpreted. The recent trend in environmental legislation and regulation, generally, is toward stricter standards and this trend is likely to continue in the future. This recent trend includes, without limitation, laws and regulations relating to air and water quality, mine reclamation, waste handling and disposal, the protection of certain species and the preservation of certain lands. These regulations may require the acquisition of permits or other authorizations for certain activities. These laws and regulations may also limit or prohibit activities on certain lands. Compliance with more stringent laws and regulations, as well as potentially more vigorous enforcement policies or stricter interpretation of existing laws, may necessitate significant capital outlays, may materially affect our results of operations and business, or may cause material changes or delays in our intended activities.

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
  power outages and water shortages;
  water control and other similar mining hazards;
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

The business of mineral exploration and extraction involves a high degree of risk. Few properties that are explored are ultimately developed into production. At present, none of our properties has a known body of commercial ore. Unusual or unexpected formations, formation pressures, fires, power outages, labor disruptions, flooding, explosions and the inability to obtain suitable or adequate machinery, equipment or labor are other risks involved in extraction operations and the conduct of exploration programs. Although we intend to carry liability insurance with respect to our mineral exploration operations, we may become subject to liability for damage to life and property, environmental damage or hazards against which we cannot insure or against which we may elect not to insure. Previous mining operations may have caused environmental damage at certain of our properties. It may be difficult or impossible to assess the extent to which such damage was caused by us or by the activities of previous operators, in which case, any indemnities and exemptions from liability may be ineffective. If any of our properties is found to have commercial quantities of ore, we would be subject to additional risks respecting any development and production activities. Most exploration projects do not result in the discovery of commercially mineable deposits of ore.

Because we have not put a mineral deposit into production before, we may have to acquire outside expertise. If we are unable to acquire such expertise we may be unable to put our properties into production and you may lose your investment.

The board of directors includes six individuals, two of whom are in operational management, that have technical or financial experience in placing mining projects into production. However, we will be dependent upon using the services of appropriately experienced personnel or entering into agreements with other companies that can provide such expertise. There can be no assurance that we will have available to us the necessary expertise when and if we place mineral deposit properties into production.

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

In the event that your investment in our shares is for the purpose of deriving dividend income or in expectation of an increase in market price of our shares from the declaration and payment of dividends, your investment may be compromised because we do not intend to pay dividends in the foreseeable future.

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

ITEM 2. DESCRIPTION OF PROPERTIES

Overview

We are an exploration stage company engaged in the acquisition, exploration and, if warranted, development of uranium properties. We are principally focused on the exploration of our properties in the Powder River Basin area of Wyoming. We are exploring these properties with the objective of assessing their viability for a commercial in-situ recovery (“ISR”) uranium mining project. We also own interests in properties in the Great Divide Basin area of Wyoming, in Texas and in Saskatchewan, Canada.

Our Powder River Basin properties include:

  our 100% owned properties that totaled 33,972 acres as at December 31, 2008;

  our 81% interest Arkose Mining Venture properties that totaled 90,210 acres as of December 31, 2008; and

  additional properties that we have acquired in the Powder River Basin area.

We commenced acquiring uranium prospective mineral properties in 2005 with the objective of assembling properties that would enable us to develop a commercial ISR uranium mining project. We acquired properties in the Nichols Ranch area in December 2005. Following this acquisition, we continued staking additional claims in the immediate and surrounding areas. We acquired our 81% interest in the Arkose Mining Venture properties in January 2008. We are the operator of the Arkose Mining Venture under a venture agreement entered into with the sellers of the Arkose Mining Venture properties upon completion of this acquisition.

We completed a substantial exploration program on our Powder River Basin properties in 2008 which included 933 holes drilled, including six core holes, at an average depth of 687 feet, and for a total of 640,578 feet of drilling. Uranium trend and delineation holes were drilled utilizing five drill rigs and two electric log probing units. Our drilling program included:

  165 holes drilled on our 100% owned properties, and

  768 holes drilled on our Arkose Mining Venture properties.

The purpose of the 2008 drilling project was to find previously unknown or little-known uranium mineralization trends and to delineate known trends, which would provide data for permitting and eventual production operations in favorably identified areas. During the 2008 drilling program, approximately 19 miles of uranium roll front trends were investigated. Approximately 7 miles of the 19 miles of trends had favorable uranium mineralization. Uranium mineralization ranged from less than 0.01% eU3O8 to 2.65% eU3O8. Approximately 34.5% of the 933 holes drilled during 2008 met or exceeded our minimum cut-off grade of 0.03% eU3O8.

On our 100% owned properties, we confirmed both previously known trends and delineated a new trend at east North Butte. On the Arkose Mining Venture properties, we believe the mineralization observed at South Doughstick is favourable and warrants further exploration. As a result, we have commissioned the preparation of a technical report on this property. The South Doughstick trend is the western limb extension of our Nichols Ranch resource area and is only two miles south of our proposed processing plant site for the Nichols Ranch ISR Project.

Concurrent with our exploration programs, we have commenced the licensing and permitting process for a commercial ISR project that we refer to as the Nichols Ranch Uranium ISR Project. The Nichols Ranch Uranium ISR Project would be located on properties that comprise our Nichols Ranch and Hank property units. Because of the long lead times for environmental permitting of mining operations in North America, we filed applications to the State of Wyoming (WDEQ) and the US Nuclear Regulatory Commission (NRC) for permits to conduct ISR mining of uranium for the Nichols Ranch Uranium ISR Project in December 2007. However, we caution investors that we have not at this stage completed any comprehensive feasibility studies on these properties demonstrating that development of any of the properties is commercially warranted. Proceeding with these advanced activities prior to completing detailed feasibility analysis adds risk to our plan of operations and we may incur costs which might not otherwise have been incurred.

Our plan of operations during 2009 is to:

  continue with our exploration of our Powder River Basin Properties as detailed below under “2009 Exploration Program”; and

  continue with our permitting and mine planning efforts in connection with the Nichols Ranch ISR Project, as detailed below under “Nichols Ranch ISR Project”.

We have sufficient financing to continue our exploration and permitting and planning activities over the next twelve months. However, we will require additional financing in order to pursue full development of our Nichols Ranch ISR Project. There is no assurance that we will be able to obtain the necessary financing to conduct mining activities, if mining is warranted.

We have optioned our uranium properties in the Great Divide Basin area of Wyoming to Black Range Minerals. Exploration of our Great Divide Basin properties is undertaken by Black Range Minerals under the option agreement. We plan to continue to monitor exploration efforts undertaken by Black Range Minerals on these properties. Our Great Divide Basin properties are presently not material to our business operations.

In 2008 we also terminated our Saskatchewan joint venture and sold all of our Mongolian interests. Our Saskatchewan properties are being assessed for further exploration, joint venture or sale. Our Saskatchewan properties are presently not material to our business operations.

All of our projects are at the exploration stage and there can be no assurance that a commercially viable mineral deposit, or reserve, exists on any of our properties until appropriate exploratory work is done and a comprehensive evaluation based on such work concludes legal and economic feasibility. Further exploration will be required before a final evaluation as to the economic, technical and legal feasibility of mining of any of our properties is determined. There is no assurance that further exploration will result in a final evaluation that a commercially viable mineral deposit exists on any of our mineral properties.

Operations

Our exploration program in the Wyoming Powder River Basin is directed by Mr. Kurtis Brown, Vice-President Exploration and supervised by Mr. George Hartman, our Executive Vice-President and Chief Operating Officer. We engage contractors to carry out our exploration programs under Mr. Brown’s supervision. Contractors that we plan to engage include project geologists, drilling companies and geophysical logging companies, each according to the specific exploration program on each property.

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

Wyoming Properties

We have several properties in two distinct geographical areas known as the Great Divide and Powder River Basins of Wyoming as shown in the map below:

We plan to maintain, explore and, if warranted, develop our properties in the Powder River Basin area of Wyoming. We have optioned our uranium properties in the Great Divide Basin area of Wyoming to Black Range Minerals.

Powder River Basin Properties

As of December 31, 2008, our Powder River Basin properties include both our 100% owned properties and those properties included within the Arkose Mining Venture. These principal properties comprise in total approximately 124,181 acres and consist of a combination of federal mining claims, state mineral leases and private fee mineral leases. We have also acquired additional properties in the Powder River Basin area as discussed below under “Other Powder River Basin Projects”.

A map showing the location of our 100% owned Powder River Basin and Arkose Mining Venture properties is provided below:

Ranchester
Sheridan
Big Horn
Banner
Story
Buffalo
Clearmont
Leiter
Arvada
Ucross
Kaycee
Sussex
Mayoworth
Barnum
Linch
Midwest
Edgerton
Spotted Horse
Recluse
Weston
Gillette
Rozet
Moorcroft
Savageton
Wright
Reno Jct.
Pine Tree Jct.
Rockypoint
Lightning Flat
THUNDER BASIN NATIONAL GRASSLAND
Osholo
New Haven
Hulett
Alva
Aladdin
Colony
Beulah
Devils Tower Jct.
Carlile
Sundance
Pine Haven
Upton
Four Corners
Osage
Newcastle
Clareton
Hampshire
Moneey
THUNDER BASIN NATIONAL GRASSLAND
Mule Cr. Jct.
Redbird
Bill
Lance Creek
Manville
Lusk
Lost Springs
Douglas
Orpha
Glenrock
Rolling Hills
Casper
Bar Nunn
Mills
Evansville
Powder River
Natrona
Waltman
Arminto
SHERIDAN
JOHNSON
CAMPBELL
CROOK
WESTON
NATRONA
CONVERSE
NIOBRARA

LEGEND

URANERZ CLAIMS

ARKOSE CLAIMS

ACCESS ROADS

SCALE: 1"=20 Miles

0 20 Miles

Uranerz
ENERGY CORPORATION
1701 East "E" Street
P.O. Box 50850
Casper, Wyoming
USA 82605-0850

NICHOLS RANCH ISR PROJECT

ACCESS ROADS AND VICINITY

Drawn By: S.M.F.	Date: MARCH 2, 2009
Contour Interval: N/A	Revision Date:
Scale: 1"=80,000'	DWG: KB-CLAIMS AND ROADS

An additional map showing the location of our properties within the general Powder Basin property area and our key property units is presented below:

IRIGARAY ISR MINE
JOHNSON
CAMPBELL
45N-77W
45N-76W
45N-75W
45N-74W
CHRISTENSON RANCH ISR MINE
WEST NORTH BUTTE
NILES RANCH
VERNA ANN
44N-77W
44N-76W
44N-75W
44N-74W
WILLOW CREEK
NORTH NICHOLS
HANK
EAST NICHOLS
NORTH ROLLING PIN
NICHOLS RANCH
43N-77W
43N-76W
43N-75W
43N-74W
C-LINE
NORTH RENO PROJECT
DOUGHSTICK
COLLINS DRAW
JOHNSON COUNTY
CAMPBELL COUNTY
42N-77W
42N-76W
42N-75W
42N-74W
RUTH ISR TEST MINE
41N-77W
41N-76W
41N-75W
NOTE: ALL PROPERTY BOUNDARIES ARE APPROXIMATED
PROPERTY LEGEND
URANERZ ENERGY CORP.
URANERZ ENERGY 81%
UNITED NUCLEAR (NAMMCO) 19%
CAMECO RESOURCES
AREVA
SCALE: 1"=18,000'
0
9000
18,000'
Uranerz
ENERGY CORPORATION
POWDER RIVER BASIN
PROPERTY OWNERSHIP
By: S.M.F.
Date: 8-18-2008
Datum: NAD27 UTM13
Revision Date:
Scale: 1"=18,000'
Dwg: PROPERTY OWNERSHIP

Ownership Interests

Our ownership interests in the properties within the Powder River Basin are summarized as follows:

100% Owned Properties

Our 100% owned properties are comprised of unpatented lode mining claims, state leases and fee (private) mineral leases, as summarized as follows:

	Ownership Interest	Number of Claims/	Acreage
Property Composition	(1)	Leases	(Approximate)

Unpatented Lode Mining Claims	100%	1,264	25,049 acres

State Leases	100%	11	6,480 acres

Fee (private) Mineral Leases	100%	16	2,443 acres

Total			33,972 acres

(1) Subject to royalties, as discussed further below.

These 100% owned properties in the Powder River Basin include the following core property units:

Property	No. Claims	Approximate Acreage
Doughstick	22	440
Collins Draw	58	1160
State Lease	NA	640
North Rolling	65	1300
Pin
Hank	63	1260
Nichols Ranch	35	700
C-Line	40	800
Willow Creek	11	220
West North-Butte	145	2900
East Nichols	116	2320
North Nichols	143	2860
TOTAL	698	14,600

We have been acquiring properties in the Powder River Basin area since 2005. Our material 100% interest property acquisitions in this area include the following acquisitions:

  We acquired a 100% interest in 10 mining claims located in the Powder River Basin area pursuant to an option agreement dated November 18, 2005 for total consideration of $250,000.

  We entered into an option agreement with Excalibur Industries dated December 9, 2005 to acquire a 100% interest in 44 mining claims within six mineral properties located in the Powder River Basin area, Wyoming. We were granted the right to earn a 100% interest in the properties by incurring $750,000 in exploration costs within a three-year period and paying an advance royalty of $250,000. We incurred the required $750,000 in exploration costs and paid the advance royalty of $250,000 in order to earn a 100% interest in these claims. Our 100% ownership interest is subject to a royalty fee of between 6% and 8%, as discussed further below.

  Subsequent to our December 2005 agreement with Excalibur Industries we then expanded our Powder River Basin properties by staking additional claims in the immediate and surrounding areas.

  In February 2007, we acquired the West North-Butte, North Rolling Pin and C-line projects for $3,120,000.

During 2007 and 2008 we had technical reports prepared to independently address the geology and uranium mineralization within our mineral holdings comprising the Nichols Ranch Uranium Project, the Hank Unit Property, the Arkose Mining Venture project and the West North-Butte satellite properties. These technical reports were prepared in accordance with Canadian National Instrument 43-101 requirements, as described in further detail below under “NI 43-101 Technical Reports”.

We continue to look for more prospective lands in the Powder River Basin and as a result may locate, purchase or lease additional unpatented lode mining claims; and or purchase or lease additional fee mineral (private) lands during the next twelve months, however there is no assurance any additional properties will be acquired.

Arkose Mining Venture

The Arkose Mining Venture properties are comprised of unpatented mineral lode claims, state leases and fee (private) mineral leases, as summarized as follows:

Property	Ownership Interest	Number of Claims/	Acreage
Composition	(1)	Leases	(Approximate)

Unpatented Mineral	81%	4,242	69,383 acres
Lode Claims

State Leases	81%	3	2,080 acres

Fee (private) Mineral	81%	67	18,747 acres
Leases

Total			90,210 acres

(1) Subject to royalties, as discussed further below.

We completed the acquisition of an undivided 81% interest in the Arkose Mining Venture mineral properties on January 15, 2008. This acquisition was completed pursuant to a purchase and sale agreement with mining venture previously announced on September 19, 2007 between Uranerz, and NAMMCO, Steven C. Kirkwood, Robert W. Kirkwood and Stephen L. Payne (collectively, the “NAMMCO Sellers”). The total purchase price that we paid to acquire this 81% interest in the Arkose Mining Venture included cash of $5,757,000 and 5,750,000 shares of our common stock issued to the NAMMCO Sellers. The NAMMCO Sellers entered into a voting agreement with us effective January 15, 2008 pursuant to which each of such sellers granted to our management or our appointed agent the right to vote fifty percent (50%) of the outstanding and currently held shares issued as consideration for the acquisition, whether held directly or indirectly by such sellers, for a period of three (3) years following the date of the issuance.

In connection with our acquisition of the 81% interest in the Arkose Mining Venture, we entered into a venture agreement dated as of January 15, 2008 (the “ Venture Agreement”) with United Nuclear, LLC (“United Nuclear”), a limited liability company wholly owned by the NAMMCO Sellers and their designee under the purchase and sale agreement. Under the Venture Agreement, we have agreed that United Nuclear will hold (and contribute to) its nineteen percent (19%) working interest in the Arkose Mining Venture, and we will operate and be the manager of the Arkose Mining Venture under the name “Arkose Mining Venture”. We and United Nuclear have agreed to contribute funds to programs and budgets approved under the Arkose Mining Venture in accordance with our respective interests in the Venture.

The Venture Agreement provides that we, as manager, will have management and control over operations carried out by the Venture. We are obligated to present proposed programs and budgets to the management committee of the venture on an annual basis. The proposed programs and budgets may include exploration programs, pre-feasibility studies, feasibility studies, development, mining, and expansion or modification operation plans. Proposed programs and budgets are reviewed by the management committee appointed under the Venture which will include at least two members appointed by each of us and United Nuclear. Unless otherwise provided in the Venture Agreement, the vote of the participant with a participating interest greater than 50% will determine decisions of the management committee. A participant may elect to participate in an approved program and budget either (i) in proportion to the participant’s respective interest in the Venture, or (ii) not at all. In the event that a participant elects not to participate in a program and budget, then its participating interest in the Venture Agreement is subject to recalculation in accordance with the Venture Agreement to reflect the decision not to participate.

This overview of the Venture Agreement does not provide a full discussion of all terms and conditions of the Venture Agreement. Investors are encouraged to read the entire copy of the Venture Agreement which was filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 22, 2008.

The Arkose Mining Venture includes the following property units on which we have conducted exploration:

  South Doughstick
  Cedar Canyon
  East Buck
  South Collins Draw
  Sand Rock
  Little Butte

Other Powder River Basin Projects

Through a combination of claim staking, purchasing, and leasing we also have acquired interests in several projects that lie within the Powder River Basin but outside of the project areas discussed above. These properties include the Verna Ann, Niles Ranch, North Reno Creek, and South Reno Creek projects. In general, these projects are located in sandstone basins of Cretaceous or Tertiary age with known uranium mineralization. However, due to our focused approach we have not yet initiated exploration work on these projects. Additional leasing in the North Reno Creek Project has prompted us to look into acquiring past exploration and development data for this area in an attempt to support a future National Instrument 43-101 report. If warranted, environmental base line work may begin thereafter with the goal of submitting an environmental permit application for ISR facilities as soon as possible.

NI 43-101 Technical Reports

We have obtained technical reports on the following material properties:

Name of Report	Authors of Technical Report	Date of Report

Nichols Ranch Uranium Project,	Douglas Beahm, PE, PG	October 26, 2007
Campbell and Johnson Counties,	Andrew Anderson, PE, PG
Wyoming, U.S.A.
BRS Inc.

Technical Report on the Arkose	TREC, Inc., 341 East “E”	February 27, 2008
Mining Venture Project, Campbell	Street, Suite 200, Casper
and Johnson Counties, Wyoming,	Wyoming 82601
U.S.A.	Don R. Woody, P.G, Woody
Enterprises, 9005 Sypes
Canyon Road, Bozeman,
Montana 58715

Technical Report – The Hank Unit	TREC, Inc., 341 East “E”	May 1, 2008
Property, Campbell Country,	Street, Suite 200, Casper
Wyoming, U.S.A.	Wyoming 82601
Don R. Woody, P.G, Woody
Enterprises, 9005 Sypes
Canyon Road, Bozeman,
Montana 58715

Preliminary Assessment – Nichols	TREC, Inc., 341 East “E”	July 25, 2008
Ranch Uranium In-Situ Recovery	Street, Suite 200, Casper
Project, Powder River Basin,	Wyoming 82601
Wyoming, U.S.A

Technical Report - West North-	Don R. Woody, P.G, Woody	December 9, 2008
Butte Satellite Properties,	Enterprises, 9005 Sypes
Campbell County, Wyoming,	Canyon Road, Bozeman,
U.S.A.	Montana 58715

Cautionary Note to United States Investors

As a company listed on the TSX, we are required by Canadian law to provide disclosure in accordance with Canadian Securities Administrators’ National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”). This required disclosure includes the preparation and filing of technical reports on our material mineral properties with Canadian securities commissions under NI 43-101. These technical reports are furnished by us to the U.S. Securities and Exchange Commission (the "SEC") on Form 8-K in order to satisfy our “public disclosure” obligations under SEC Regulation FD and are not filed with the SEC. U.S. reporting requirements for disclosure of mineral properties, including disclosure required in this Annual Report on Form 10-K, are governed by the Industry Guide 7 ("SEC Guide 7") of the SEC. The standards of disclosure of mineral properties under NI 43-101 and SEC Guide 7 are substantially different. All mineral resources disclosed in our NI 43-101 technical reports referenced herein have been estimated in accordance with the definition standards on mineral resources and mineral reserves of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in National Instrument 43-101, commonly referred to as "NI 43-101". The terms "mineral reserve", "proven mineral reserve" and "probable mineral reserve" are Canadian mining terms as defined in accordance with NI 43-101. These definitions differ from the definitions in SEC Guide 7. Under SEC Guide 7 standards, a "final" or "bankable" feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves and the primary environmental analysis or report must be filed with the appropriate governmental authority.

The NI 43-101 technical reports referenced herein use the terms "mineral resource," "measured mineral resource," "indicated mineral resource" and "inferred mineral resource". We advise investors that these terms are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under SEC Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. Investors are cautioned not to assume that any part or all of mineral deposits in these categories will ever be converted into SEC Guide 7 reserves. "Inferred mineral resources" have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of any mineral resource exists or is economically or legally mineable. Disclosure of "contained pounds" in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute "reserves" by SEC standards as in-place tonnage and grade without reference to unit measures.

The following information regarding our ownership interests in our material properties, their geology and their exploration history is taken from these technical reports.

Hank Unit and Nichols Ranch Unit

Within the Nichols Ranch Unit we have 35 unpatented lode mining claims, two fee surface and mineral leases, and one surface use agreement. There is an overriding royalty interest in favor of Excalibur Industries on all federal unpatented lode mining claims that were acquired by us from Excalibur Industries. Many of the unpatented lode mining claims located at the Hank Unit and at the Nichols Ranch Unit have an associated gross royalty payable to Excalibur Industries of 6 percent when the spot price of uranium is less than $45.00 per pound and of 8 percent if the uranium spot price is $45.00 per pound or higher. In addition, there is a portion of the Nichols Ranch Unit that includes private (fee) mineral that is subject to the above Excalibur Industries royalty, plus an additional royalty payable to the fee mineral owner under the fee leases (equaling a 12 percent or 16 percent royalty depending upon the spot price of uranium).

Within the Hank Unit, we have 63 unpatented lode mining claims, two fee surface and mineral leases, and one surface use agreement. The Hank Unit permit boundary encompasses approximately 2,250 acres. Within the permit boundary, we have the right to mine approximately 1,200 acres of mineral rights. Of the 63 unpatented lode mining claims comprising the Hank Unit, 53 of the claims have a royalty interest burden, payable to Excalibur Industries, of six or eight percent depending on the selling price of uranium. This royalty interest is based on uranium produced from these claims.

West North- Butte Satellite Properties

The West North-Butte property covers approximately 2,360 acres of land and is comprised of 118 unpatented lode mining claims and one surface use agreement, of which 6 unpatented lode mining claims are subject to a royalty interest burden, payable to Excalibur Industries, of six or eight percent depending on the price of uranium.

The East North Butte property covers approximately 325 acres of land and is comprised of 17 unpatented lode mining claims and one surface use agreement. None of the claims in the East North Butte property are subject to a royalty.

The Willow Creek property covers approximately 220 acres of land and is comprised of 11 unpatented lode mining claims and one surface use agreement, all of which unpatented lode mining claims are subject to a royalty interest burden, payable to Excalibur Industries, of six or eight percent depending on the price of uranium.

Arkose Mining Venture

The Arkose Mining Venture properties consists of unpatented lode mining claims, fee mineral leases, and state mineral leases. The land surface consists of private, federal and state lands. There are 4,242 unpatented lode mining claims included in the Arkose Property which comprise 69,383 acres and 67 fee mineral leases and 3 state leases included in the Arkose Property which comprise 20,826 acres. All of the unpatented lode mining claims are owned by us subject to the beneficial interests of the participants in the Arkose Mining Venture.

Of the 4,242 unpatented lode mining claims, 1,218 unpatented lode mining claims have an overriding royalty interest burden of 0.25% . This overriding royalty interest is based on production of uranium on these claims.

The title of the Arkose Mining Venture to the leased property included in the Arkose Property is a leasehold interest subject to the various terms as set forth in the applicable leases (the “Arkose Leases”). The Arkose Leases are mineral leases only and the Arkose Mining Venture will be required to obtain surface use`agreements with the various surface owners of said lands prior to commencing any activities. The majority of the Arkose Leases (other than the three state leases, which are paid annually) are paid up for either five or ten years. The five-year paid-up leases have an option to extend for a second five-year term, and for so long thereafter as the property under the lease is in production. The Arkose Leases only cover uranium and other fissionable minerals. Commingling of ores from adjacent lands is allowable under the fee mineral leases.

Royalties under the fee mineral leases are variable and can range from a flat 4% on uranium production to a sliding scale of 2-10% with different intermediate break points with the 10% rate applying to sales prices of $100 per pound of uranium and greater.

Unpatented Lode Mining Claims

Our unpatented lode mining claims, including those subject to the Arkose Mining Venture, are located on minerals owned by the federal government and open to location, with the surface being owned either by the federal government or private individuals. In addition, the unpatented lode mining claims are recorded in the appropriate county and filed with the state office of the Bureau of Land Management (the “BLM”).

The unpatented lode claims do not have an expiration date. However, affidavits must be filed annually with the BLM and respective county recorder’s offices in order to maintain the claims’ validity. All of the unpatented lode claims have annual filing requirements ($125 per claim) with the BLM, to be paid on or before September 1 of each year.

In addition, most of the above-mentioned unpatented lode claims are located on Stock Raising Homestead land where the U.S. government has issued a patent for the surface to an individual and reserved the minerals to the U.S. government subject to the location rights by claimants as set forth in the 1872 Mining Law.

Mining Leases

Our leasehold interests within our 100% owned properties are subject to the various terms as set forth in the applicable leases. The state leases and leases on fee mineral lands usually have annual payments, royalty obligations, and the term of the leases vary, but for the most part can be extended by production. The fee surface and mineral leases apply only to uranium and other fissionable minerals and typically have a 10-year term with the right to extend the leases with production. Commingling of production from adjacent lands is allowable under the fee mineral leases.

Surface Rights

The Powder River Basin area has surface rights under applicable laws that allow for exploration disturbance, road construction and facility siting. The claimant must first notify the surface owner of its intention to locate unpatented lode mining claims on the owner’s surface and then try and reach an agreement with the surface owner to pay for damages caused by the claimant’s operations. If an agreement cannot be reached, the claimant may post a bond with the Bureau of Land Management to cover the amount of the damages caused by the claimant’s operations.

We have negotiated surface use agreements with various surface owners covering a majority of our project areas. We are currently negotiating with various surface owners to enter into surface agreements covering the balance of the unpatented lode claims not already covered by surface use agreements. The surface use agreements typically provide for reimbursement to the surface owner of actual damages resulting from our operations.

Taxes and Fees

We will be required to pay severance tax and ad valorem tax to the State of Wyoming, in addition to various maintenance, land impact and access fees as well as other consideration to surface holders.

Location and Access; Topography, Elevation and Vegetation; Climate

The Powder River Basin area is located approximately 50 miles southwest of Gillette, Wyoming and 100 miles northeast of Casper, Wyoming. The area is accessed from State Highway 50 from the east or State Highway 387 from the south, and various internal gravel surface county and private roads. Casper is on Interstate 25, approximately one hour by air from either Denver, Colorado or Salt Lake City, Utah.

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

The Powder River Basin properties are located within the Wyoming Basin physiographic province in the central portion of the Powder River Basin, within the Pumpkin Buttes Mining District. The Pumpkin Buttes are a series of small buttes rising several hundred feet above the surrounding plains. Portions of the Powder River Basin properties are located east, west and south of these buttes. The cap rocks on top of the buttes are erosional remnants of the Tertiary White River Formation that is believed to have overlain the majority of the Powder River Basin. The volcanic tuffs in the White River Formation have been cited as the source of uranium in this basin.

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

Geology

Our Powder River Basin properties encompass approximately 124,182 acres, and potential target mineralized zones are expected to occur throughout the properties. The potential target mineralization within the Powder River Basin properties is believed to be alteration-reduction trends hosted in the Eocene age channel sands that lie at depths of approximately 300 to 1,100 feet from the surface. Roll front deposits of uranium mineralized material are anticipated to occur within these properties. An alteration reduction trend is a natural chemical boundary trend line in a sandstone aquifer where reduced (non-oxidized) sand is in contact with altered (oxidized) sand. Uranium mineralization may be found along the trend line.

Our Powder River Basin properties contain alteration-reduction trends hosted in Eocene age channel sands. Alteration-reduction trends in the Pumpkin Buttes Mining District are typically composed of multiple, stacked roll front deposits that often contain associated uranium mineralization. A stacked role front is a type of uranium occurrence found in thick sandstone where a number of mineralization trends are stacked on top of each other. Uranium mineralization within and adjacent to the Powder River Basin properties are found in the Eocene Wasatch Formation (Wasatch). The Wasatch is a fluvial deposit composed of arkosic sandstones that are typically 25% or more feldspar grains and indicates a source rock where chemical weathering was not extreme and the sediments have not been transported far. A fluvial deposit is a deposit of uranium mineralization found in sandstones that originated from sediments laid down by streams and rivers. The arkosic sandstone is a type of sandstone that contains a high percentage of feldspar grains. The coarse grain size and relatively good sorting of this sediment implies water transportation, probably in a braided river system. The Wasatch formation is interlayed with sandstones, claystones, siltstones, carbonaceous shale, and thin coal seams that overlies the Paleocene Fort Union Formation, another fluvial sedimentary unit.

Exploration History

Our Powder River Basin properties are located within the Pumpkin Buttes Mining District which was the first commercial uranium production district in Wyoming. Uranium was first discovered in the Pumpkin Buttes in 1951. Intermittent production from some 55 small mines through 1967 produced 36,737 tons of ore containing 208,143 pounds of uranium. This early mining focused on shallow oxidized ores exploited by small open pit mines. The ore was generally transported to the Atomic Energy Commission buying station in Edgemont, South Dakota. Modern mining in the district has focused on deeper reduced ores. Areva’s Christensen Ranch and Irigaray ISR uranium mining areas and processing facilities are located within the Pumpkin Buttes Mining District, approximately 10 and 16 air miles, respectively, from the Arkose Property. These mines have completed successful ISR mining and aquifer restoration in the Wasatch formation.

These properties were originally part of a large exploration area encompassing Townships 33 through 50 North of Ranges 69 through 79 West, on the 6th principal meridian. In 1966, Mountain West Mines Inc. (MWM, now Excalibur Industries) began a successful drilling exploration program in a portion of this area. In 1967, MWM entered into an agreement with Cleveland-Cliffs Iron Company (CCI) for further exploration and option if suitable resources were found. CCI exercised its option in 1976 with plans to begin underground mining operations in the vicinity of North Butte. Changing economic conditions and the development of ISR mining technology reportedly ended much of CCI’s interest in the area. By the late 1980s they began selling select properties or allowing them to revert back to the federal government.

In addition to CCI, other uranium exploration companies during the last forty years have controlled property either within or near our Powder River Basin properties. These included Kerr McGee, Conoco, Texaco, American Nuclear, Tennessee Valley Authority and Uranerz U.S.A., Inc. Areva NC (via subsidiary Cogema Resources Inc. (“Cogema”) and Power Resources Inc. (a subsidiary of Cameco Corporation) have retained portions of their original land positions in the area. The mining claims and leases originally controlled by most of these companies were let go over the years due to market conditions. These property abandonments continued into 2004.

As a result of this history of exploration and our own exploration efforts, there is available to us for our exploration of the Powder River Basin properties published and unpublished mineral trend projections, mineral resource summaries and historic and current mineral resource reports developed by us or other operators from these properties or adjacent mineral properties, as applicable. In addition, there are publicly available drill results from approximately 1,250 coal bed methane (CBM) exploration/production wells in the region of the Arkose Mining Venture properties, which are discussed further below.

Nichols Ranch ISR Uranium Project

Between 1968 and 1980 CCI drilled 117 holes and installed 3 water wells on the Nichols Ranch property. Texas Eastern Nuclear Inc. in 1985 completed limited drilling and exploration on the property and in early 1990s Rio Algom Co. also completed limited drilling in the area.

Hank Unit

Between 1968 and 1980, CCI drilled 197 holes within the Hank Unit. In 1985, Texas Eastern Nuclear, Inc. completed limited drilling and exploration on the property (approximately 28 borings). In the early 1990s, Kerr McGee Corporation and Rio Algom Mining Corporation also completed limited drilling in the area.

We drilled 61 exploratory holes and seven wells within the Hank Unit during 2006 and 2007. We drilled 257 exploration holes, including three core holes, and three water wells at Nichols Ranch during 2006 and 2007.

West North- Butte Satellite Properties

Between 1968 and 1985, CCI drilled approximately 380 exploratory holes with the satellite properties. From 1983 to 1985, Texas Eastern Nuclear drilled approximately 12 exploratory holes in the satellite properties and from approximately 1990 to 1992 Rio Algom Mining Corporation drilled approximately 5 exploratory holes. In 2006, we completed an acquisition of the satellite properties, and in 2007 and 2008, drilled approximately 127 exploratory holes.

Arkose Mining Venture

It is estimated that over 4,000 historic uranium exploration holes may have been drilled within the Arkose Property. This exploration was conducted by numerous exploration companies from the 1960s through the 1990s. Although this historic exploration data are known to exist, obtaining information on all but a handful (less than 50) of specific drill hole data, such as gamma, resistivity, and lithology logs, was not possible. Coal bed methane (“CBM”) exploration/production wells were drilled by numerous companies for development of coal bed methane resources in the area. A total of approximately 1,250 CBM exploration/production wells have been drilled on or immediately adjacent to the Arkose Property. Most of this drilling was completed from 1,200 to 2,000 feet deep and is on-going. CBM exploration/production wells and their associated gamma logs are all drilled and logged through the uranium mineralization-bearing sand horizons. Utilizing the available uranium drill data and the CBM drill data base, we had a technical report prepared in February 2008 to independently address the geology and potential uranium mineralization within our mineral holdings on the Arkose Mining Venture. This technical report was prepared in accordance with Canadian National Instrument 43-101 requirements, as discussed above under “NI 43-101 Technical Reports”.

The NAMMCO Sellers commenced acquiring rights to the properties comprising the Arkose Property in 2005, and continued to do so through 2006 and 2007. On January 15, 2008, we completed the acquisition of an undivided 81% percent interest in the Arkose Property and formed the Arkose Mining Venture with the vendors of these properties, the NAMMCO Sellers, as described in greater detail above under “Arkose Mining Venture”.

Local Resources and Properties Infrastructure

Infrastructure at the site of the Powder River Basin properties is dominantly related to local oil, gas, and CBM exploration and development. Mineralized locations will affect future siting of well fields and processing facilities. Generally, the proximity of the Powder River Basin properties to paved roads will be beneficial with respect to transportation of equipment, supplies, personnel and product to and from the properties. Power transmission lines are located on or near parts of the Powder River Basin properties. Based upon discussions with the local electrical service provider, overhead power is currently committed but additional power for future projects can be made available. Water is available from wells developed at planned facility locations (potable) and water for in-situ recovery (“ISR”) operations, if necessary, will come from the operation itself, i.e. the extracted groundwater. Therefore, the basic infrastructure (power, water and transportation) required to support an ISR mining operation is located within reasonable proximity of the Powder River Basin properties.

Personnel required for exploration, construction and operation at the Powder River Basin properties are expected to come from Gillette, Wright, Buffalo and Casper, Wyoming.

Typical ISR mining operations also require a disposal well for limited quantities of fluids that cannot be returned to the production aquifers. Commonly, oil and gas wells within aquifers that have been or can be condemned for public use, are utilized for such purposes. Oil and gas wells, both abandoned and producing, are located in the immediate vicinity of the properties.

Our Powder River Basin properties are undeveloped and do not contain any open-pit or underground mines. There is no plant or mining equipment located on any of our Wyoming mineral properties. There are no pre-existing mineral processing facilities or related wastes on the property.

Exploration Completed by Uranerz

2006 and 2007 Exploration Programs

We drilled a total of 78 rotary drill holes on the Hank, Nichols Ranch, and Doughstick projects during 2006, with 46 holes demonstrating uranium mineralization.

During 2006 environmental permitting activities also continued at the Hank and Nichols Ranch projects with the completion of a total of five hydrogeologic test wells, and the drilling of six core holes. The core was submitted for laboratory testing to support radiation permitting requirements as well as to define resource disequilibrium attributes.

From February 19 to December 20, 2007, we drilled a total of 486 uranium trend delineation holes and eight hydrologic sampling wells on our 100%-owned properties located in the central Powder River Basin, utilizing as many as three drill rigs and one electric log probing unit. This represents a total of approximately 300,000 feet of drilling with an average depth of 617 feet per hole.

A total of 214 delineation holes were drilled on Nichols Ranch in 2007. In the final months of the 2007 drilling program, we focused our exploration efforts on our West North-Butte, Collins Draw, Hank and Nichols Ranch properties to facilitate sub-surface geologic mapping with cross sections and to refine previous geologic models delineating known trends of uranium mineralization.

2008 Exploration Program

In 2008 we were engaged in drilling exploration efforts on both our 100% owned Powder River Basin properties, and on the Arkose Mining Venture properties. The purpose of the drilling project was to find previously unknown or little-known uranium mineralization trends and to delineate known trends, which would provide data for permitting and eventual production operations in favorably identified areas. During the 2008 drilling program, approximately 19 miles of uranium roll front trends were investigated. Approximately 7 miles of the 19 miles of trends had favorable uranium mineralization. Uranium mineralization ranged from <0.01% eU3O8 to 2.65% eU3O8. A cut-off grade of 0.03% eU3O8 wasestablished for the Uranerz and Arkose properties. Approximately 34.5% of the 933 holes drilled during 2008 met or exceeded the minimum cut-off grade.

From March 6, 2008 to June 30, 2008, we, as operator of the Arkose Mining Venture, drilled a total of 266 uranium trend exploration and delineation holes utilizing up to five drill rigs and two electric log probing units. This drilling, a total of approximately 186,925 feet with an average depth of 703 feet per hole, was conducted on four previously identified exploration targets in areas we had identified as East Buck, South Collins Draw, Sand Rock, and Little Butte. This initial phase of the 2008 Arkose drilling program was designed, based in part on available historical data, with a primary objective of identifying and delineating potentially significant trends of uranium roll front mineralization on the property, and to provide further data on these potential future development sites for purposes of reporting, and possible permitting and mining operations in favorably identified areas. To June 30, 2008, approximately 7.5 miles of uranium roll front trends had been investigated, with approximately 2.5 miles of these trends showing potentially favorable uranium mineralization.

From July 1, 2008 to September 30, 2008 we drilled 405 uranium delineation holes utilizing five drill rigs and two electric log probing units. A total of 141 holes were drilled on our 100% owned properties at East-North Butte, Willow Creek, Hank, North Rolling Pin and Doughstick. Our drilling on the Arkose Mining Venture properties totalled 264 holes, including two core holes, in the Little Butte and South Doughstick target areas. The combined effort for all properties during this period amounted to approximately 281,000 feet of drilling with an average depth of 694 feet per hole. Approximately 7.0 miles of uranium roll front trends were investigated confirming approximately 3.0 miles of historic trends or areas that showed new potentially favorable uranium mineralization.

From October 1, 2008 though December 12, 2008 when field drilling operations ceased, we had drilled 262 exploration holes. On our 100% owned properties, 24 holes were finished at Willow Creek and North Rolling Pin. On the Arkose Mining Venture properties, 238 holes were drilled at South Doughstick, Cedar Canyon, and Little Butte. The footage drilled for this period was 172,653 feet on the combined properties at an average depth of 659 feet, including four core holes. Approximately 4.5 miles of uranium rolls fronts were investigated with 2.5 miles of trends showing potentially favorable uranium mineralization.

For the 2008 drilling season, March 6, 2008 through December 12, 2008 a total of 933 exploration and delineation holes were completed. The average depth per hole was 687 feet and a total of 640,578 feet of drilling. Breakout of the drilling was 165 holes on our 100% owned properties and 768 holes on Arkose Mining Venture properties. During 2008, approximately 19 miles of uranium roll front trends were investigated. Approximately 7 miles of the 19 miles of trends had favorable uranium mineralization.

We determined based on the results of this drilling program to complete a NI 43-101 technical report on the South Doughstick property. We anticipate receiving this technical report in the first half of 2009.

During 2008 no new exploration work was undertaken in the immediate Nichols Ranch proposed mine area.

In December 2008 we received an independent NI 43-101 technical report for the nearby West North-Butte Satellite Properties. A copy of this technical report was filed on SEDAR on December 11, 2008 and a copy furnished to the SEC on December 11, 2008.

2009 Exploration Program

We plan to complete delineation drilling for Nichols Ranch, North Nichols Ranch, North Rolling Pin and other unspecified areas in the Nichols Ranch ISR area during 2009. We also plan on undertaking further exploration drilling in 2009 for the Arkose properties. The mineralization trends discovered in 2008 will be followed up in areas not drilled previously at South Doughstick, Cedar Canyon, and Little Butte. New targets may also be investigated in the northwest and northeast parts of the property.

In order to conduct exploratory drilling of the property, we will be required to obtain permits (Drilling Notification) from the State of Wyoming Department of Environmental Quality, Land Quality Division (WDEQ/LQD).

Nichols Ranch ISR Project

Preliminary Assessment

We obtained a preliminary assessment or scoping study of the Nichols Ranch Uranium In-Situ Recovery Project (Project) in July 2008. The preliminary assessment was prepared for us in accordance with the guidelines set forth under NI 43-101 and the Standards and Guidelines of the Canadian Institute of Mining, Metallurgy and Petroleum incorporated by reference therein for the submission of technical reports on mining properties. The purpose of the assessment was to perform a preliminary evaluation of the technical and economic viability of the Project using the most current scientific, engineering and cost information available. The preliminary assessment was prepared to support our development and licensing strategy for our Nichols Ranch and Hank properties. Investors are cautioned that this assessment was preliminary in nature and is not based on capital and operating costs estimates that are sufficiently refined to support a feasibility study evaluating the project.

The assessment analyzed the planned development of a commercial uranium in-situ recovery (ISR) and processing operation. The evaluation uses available design information to develop capital and operating cost estimates for the proposed well fields, processing plants, infrastructure and associated facilities. Capital and operating cost estimates were provided in the preliminary assessment along with an economic analysis based on these costs and projected revenue from the recovery and sale of uranium (U3O8).

Location of the Nichols Ranch ISR Project

The Nichols Ranch ISR Project would be on the properties comprising our Nichols Ranch ISR main unit and our Hank ISR satellite unit, as illustrated below:

Targeted Mineralization

The targeted mineralized zones for the Nichols Ranch Unit in the A sand unit are 300 to 700 feet below the surface and occur in two long narrow trends meeting at the nose. The nose is in the northwest corner of the deposit where the two narrow trends meet to form the tip of the geochemical front. The Hank Unit’s two targeted mineralized zones in the F Sand unit range from 200 to 600 feet below the ground surface depending on the topography and changes in the formation elevation and stratigraphic horizon.

Mining Plan

In order to mine the uranium resources at the Project, infrastructure, including four well fields, a central processing plant (the “Nichols Ranch CPP”) and a satellite ion exchange (IX) plant (the “Hank Satellite Facility”) are being designed and will need to be constructed. Well fields are designated areas above the mineralized zone that are sized to achieve the desired production goals. The piping/well system will inject water-leaching solution into the mineralized zone and recover the uranium-enriched water after it has flowed through the mineralization. The mineralized zone is the geological sandstone unit where the recovery solutions are injected and recovered in an in-situ recovery well field, and it is bounded between impermeable aquitards. Production areas are the individual areas that will be mined in the well field. The injection and recovery wells are completed in the mineralized zone intervals of the production sand.

We anticipate the patterns for the injection and recovery wells to follow the conventional five-spot pattern. Depending on the mineralized zone shape, seven spot or line drive patterns may be used in some locations. A typical five spot pattern contains four injections wells and one recovery well. The dimensions of the pattern vary depending on the mineralized zone, but the injection wells will likely be between 50 to 150 feet apart. In order to effectively recover the uranium and also to complete the groundwater restoration, the wells will be completed so that they can be used as either injection or recovery wells. During mining operations, a slightly greater volume of water will be recovered from the mineralized zone aquifer than injected in order to create a cone of depression or a flow gradient towards the recovery wells.

The Nichols Ranch Unit is anticipated to include the Nichols Ranch CPP and two production areas, NR-1 and NR-2. As the productivity or solution grade (uranium concentration in the lixiviant) of some patterns for NR-1 decrease below the economic limit, replacement patterns from NR-2 will be placed into operation in order to maintain the desired flow rate and solution grade at the processing plant. Eventually, all the patterns in NR-1 will reach their economic limit and all production flow in that area will cease. At that time, all production flow will be coming from NR-2 and restoration activities will commence at NR-1.

Each planned Nichols Ranch Unit production area includes a number of injection wells, recovery wells, monitoring wells, header houses and associated piping and power supply. Header houses will be located within the well field and will distribute recovered fluids from recovery wells to trunk lines, and injection fluids from the processing facility through the trunk lines to injection wells. The planned Nichols Ranch Unit is anticipated to include the following:

  486 injection wells;

  418 recovery wells;

  95 monitoring wells; and

  23 header houses.

The planned Hank Unit will include a satellite IX facility and two production areas, H-1 and H-2. The Hank Unit production areas will follow a similar developmental, production, and restoration schedule as outlined above for the Nichols Ranch Unit production areas.

Each planned Hank Unit production area includes a number of injection wells, recovery wells, monitoring wells, header houses and associated piping and power supply. The planned Hank Unit is anticipated to include the following:

  402 injection wells;

  318 recovery wells;

  80 monitoring wells; and

  19 header houses.

Two Underground Injection Control (UIC) deep disposal wells will also be required, one at the Nichols Ranch Unit and one at the Hank Unit, for disposal of liquid wastes from well field bleed, processing plant operations and restoration.

Mine Planning and Permitting

We are proceeding with mine planning for the Nichols Ranch Uranium In-Situ Recovery Project that would initially be sited on the Hank and Nichols Ranch properties. Because of the long lead times for environmental permitting of mining operations in North America, in 2007 we filed applications to the State of Wyoming (“WDEQ”) and the US Nuclear Regulatory Commission (“NRC”) for permits to conduct ISR mining of uranium for the Nichols Ranch and Hank properties. We engaged TRC based in Laramie, Wyoming as the prime contractor for performing the several environmental baseline studies. We have engaged Hydro Engineering from Casper, Wyoming to perform the necessary aquifer pump tests, and prepare the hydrology section of the environmental permit applications. We have to date completed environmental surveys such as vegetation, soils, wildlife, cultural resources, radiation and water quality. Reports were prepared and incorporated into our applications which were submitted to the WDEQ and NRC in the last quarter of 2007. Approval of the environmental permit applications is expected to allow us to proceed with commercial advancement of the two properties leading to production of yellowcake using the ISR method of uranium mining should it be determined that development is warranted.

The primary regulatory approvals for an ISR uranium mine come from the WDEQ at the state level, and from the NRC at the federal level. The WDEQ issues a Permit to Mine, and the NRC issues a Source Material License. It is anticipated that the NRC will complete a Generic Environmental Impact Statement prior to the approval of new uranium ISR production activities. Both the state and federal agencies look at all environmental aspects of a proposed ISR mine including reclamation of the land surface following mining operations, and restoration of impacted ground water. Work place safety and the safety of the public are also closely monitored by regulatory agencies. Posting of a reclamation bond by the mine operator with the regulatory agencies in an amount to cover the total estimated cost of reclamation by a third party is also a requirement of the law. The reclamation bond must be a "hard" bond which means it must be either cash, certificate of deposit, letter of credit or some other similar type of financial instrument.

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

Prior to the start of mining (the injection of lixiviant into the ore body aquifer), we must have obtained all the necessary permits, licenses, and approvals required by the Wyoming Department of Environmental Quality – Land, Water and Air Divisions and the U.S. Nuclear Regulatory Commission. The various state and federal permits and licenses that are needed or have been obtained for the Project are summarized below:

Permits and Licenses for the Nichols Ranch ISR Project

Permit, License, or Approval Name	Agency	Status

Source Material License	NRC	Submitted fourth quarter 2007

Permit to Mine	WDEQ-LQD	Submitted fourth quarter 2007

Permit to Appropriate Groundwater	SEO	Existing wells are approved, applications for new well permits will be filed prior to drilling

Well field Authorization (UIC Permit)	NRC/WDEQ-LQD	In preparation

Deep Disposal Well Permits	WDEQ-WQD	In preparation

WYPDES	WDEQ- WQD	In preparation

11(e)2 Byproduct/Waste Disposal Agreement	N/A	In preparation

Permit to Construct Septic Leach Field	County	In preparation

Air Quality Permit	WDEQ-AQD	Not expected to be required. If one is required, then it will be obtained prior to commencing operations.

Notes:	NRC - Nuclear Regulatory Commission
WDEQ-LQD - Wyoming Department of Environmental Quality Land Quality Division
WDEQ-WQD - Wyoming Department of Environmental Quality Water Quality Division
WDEQ-AQD - Wyoming Department of Environmental Quality Air Quality Division
WYPDES – Wyoming Pollution Discharge Elimination System
SEO - State Engineer's Office

Proceeding with these advanced activities prior to completing detailed feasibility analysis adds risk to our plan of operations and we may incur costs which might not otherwise have been incurred.

2009 Plan of Operations for Powder River Basin Properties

During 2009, we plan to:

  continue with our exploration of our Powder River Properties as outline above under “2009 Exploration Plan”; and

  continue with our permitting and mine planning efforts, including proceeding with environmental studies and engineering and design, in connection with the Nichols Ranch IS Project, as outlined above under “Nichols Ranch ISR Project”.

All of our projects are at the exploration stage and there can be no assurance that a commercially viable mineral deposit, or reserve, exists on any of our properties until appropriate exploratory work is done and a comprehensive evaluation based on such work concludes legal and economic feasibility. Further exploration will be required before a final evaluation as to the economic, technical and legal feasibility of mining of any of our properties is determined. There is no assurance that further exploration will result in a final evaluation that a commercially viable mineral deposit exists on any of our mineral properties. We anticipate that we will require additional financing in order to pursue full development of these projects. We have sufficient financing to continue exploration and development planning of our mineral claims but there is no assurance that we will be able to obtain the necessary financing to conduct mining activities, if warranted. Because of the long lead times for environmental permitting of mining operations in North America, we have collected environmental baseline data and filed the environmental permitting applications on two of our properties in Powder River Basin area of Wyoming that we feel may have the potential, based on data in our possession, of being developed into commercial in-situ recovery uranium mines. However, we have not at this stage completed any comprehensive feasibility studies on these properties demonstrating that development of any of the properties is commercially warranted. Proceeding with these advanced activities prior to completing detailed feasibility analysis adds risk to our plan of operations and we may incur costs which might not otherwise have been incurred.

Our cash expenditures in 2009, excluding equipment and property acquisitions, are estimated to be $9.5 million, as follows:

Wyoming
Exploration
Wholly –owned properties	$70,000
Arkose properties	$1,900,000	$1,970,000
Environmental		$1,020,000
Development		$1,930,000
Land		$510,000
Production and well planning		$480,000
Texas exploration		$0
General and Administrative expenditures		$3,600,000

Total		$9,510,000

These estimates are subject to change.

Wyoming - Great Divide/Red Desert Properties

Our Great Divide Basin properties comprise the Cyclone Rim and Eagle projects. The Cyclone Rim project consists of 54 federal mining claims. The Eagle property consists of 110 federal mining claims and an adjacent 640 acre Wyoming State Lease. Both projects are located in Sweetwater County, Wyoming.

On June 7, 2006, we entered into an option agreement with Black Range Minerals Limited (“Black Range”) on two of our exploration properties located within the Red Desert area of southwest Wyoming. This formal agreement followed a strategic alliance agreement entered into between us and Black Range on May 18, 2006.

Under the terms of the option agreement, we and Black Range proposed to enter into a joint venture to conduct further exploration and to develop the properties under the following conditions:

Stage 1

Under the terms of the option agreement Black Range would have the right to earn a 50% equity interest in the proposed joint venture by managing and meeting the first $750,000 in exploration expenditures on the properties, at no cost to us, including land holding costs such as maintenance fees, lease costs etc.

Black Range is obliged to spend at least $100,000 per year on exploration on the properties and to spend the first $750,000 on exploration within three (3) years of inception of the option agreement. Once Black Range has spent $750,000 on the properties, the parties would enter into a joint venture agreement and our equity interest would reduce to 50% and Black Range’s equity interest would increase to 50%.

Stage 2

On completion of Stage 1, should we elect not to contribute to the costs of the second phase of expenditure on a pro-rata basis, then Black Range shall have the right to earn a further 1% interest in the proposed joint venture for every $25,000 spent on the properties to a maximum interest in the proposed joint venture of 70% (by spending $500,000). On completion of Stage 1, should Black Range elect not to contribute to the cost of the Stage 2 of expenditure on a pro-rata basis, then we shall have the right to earn a further 1% interest in the proposed joint venture for every $25,000 spent on the properties, to a maximum interest in the proposed joint venture of 70% (by spending $500,000).

Stage 3

On completion of Stage 2, should we elect not to contribute to all further expenditure on a pro-rata basis, then Black Range shall have the right to earn a further 1% interest in the proposed joint venture for every $25,000 spent on the properties to a maximum interest in the proposed joint venture of 100% (by spending $750,000). We would be awarded a 6% royalty for our contribution up to that point.

On completion of Stage 2, should Black Range elect not to contribute to all further expenditure on a pro-rata basis, then we shall have the right to earn a further 1% interest in the proposed joint venture for every $25,000 spent on the properties to a maximum interest in the proposed joint venture of 100% (by spending $750,000). Black Range would be awarded a 6% royalty for their contribution up to that point.

As of December 31, 2008 Black Range has completed drilling at both properties in the Great Divide Basin area with 32 holes drilled on the Eagle property in 2006 and 42 holes drilled on the Cyclone Rim property during 2007. Geologic study is continuing on these drill results. Accordingly, they have met the minimum expenditure requirements and are continuing Stage 1 of the option agreement. Black Range is continuing to study results from exploring these properties.

Saskatchewan – Cochrane River Property

The Cochrane River property extends to the northeast of the northern portion of Wollaston Lake, Saskatchewan. The closest community is the Village of Wollaston Lake which is located 50 km to the south. This community is served by a year-round scheduled air link to the cities of Saskatoon and Prince Albert in central Saskatchewan. A winter road (during January, February and March) links the Wollaston Lake community with Provincial Highway 905 (and the provincial road network) on the west side of Wollaston Lake.

There is presently no road access to the Cochrane River property. Numerous lakes within the property can be accessed by float- and ski-equipped light aircraft which are available for charter at Points North Landing (75 km to the southwest) and at the Town of La Ronge (400 km to the south-southwest).

Cochrane River -Ownership Interest

Our Cochrane River property originally consisted of two Mineral Prospecting Permits (MPP 1237 and MPP 1238) with a combined total areal extent of 67,480 hectares (166,747 acres). The property is located in northern Saskatchewan. Ubex Capital Inc. (“Ubex”) filed an application with Saskatchewan Industry and Resources (“SIR”) to acquire the permits on 31st January, 2005, and certificates confirming title were subsequently issued by SIR on 4th March, 2005. The permits were registered in the name of Ubex Capital Inc. with 100% unencumbered ownership. Title to MPP1237 and MPP 1238 was sold to us by Ubex. We entered into a mineral property purchase agreement with Ubex dated April 26th, 2005, to acquire an undivided 100% right, title and interest in the two mineral exploration properties. The agreement is subject to Ubex retaining a 2% royalty. Total consideration for this acquisition consists of a cash payment in the amount of $40,756.95 Canadian dollars (Cdn$), which was Ubex’s cost of acquisition of the two permits.

Ubex Capital Inc. is 100% owned by Dennis Higgs, one of our directors. Ubex will retain a royalty of 2% on the property.

On October 20, 2005, an amendment to this agreement was signed that allows us the one time right exercisable for 90 days following completion of a bankable feasibility study to buy up to one half (50.0%) of Ubex’s royalty interest (i.e. an amount equal to 1% Royalty) for Cdn$1,000,000, leaving Ubex to retain not less than a 1% Royalty.

Saskatchewan mineral dispositions including permits are administered by SIR on behalf of the Crown of Canada in accordance with The Mineral Disposition Regulations, 1986. The holder of a permit is granted the exclusive right to explore for minerals (though not to extract, recover or produce minerals except for testing and scientific purposes) within the permit outline. A permit is valid for a period of two years and may not be renewed. While in compliance with the requirements of the regulations, a permit holder is entitled to convert any portion of a permit to mineral claims which may be held indefinitely. The two-year life on the permits ended on January 31, 2007. In late January and early February, 2007, a total of seven claims were staked within the boundaries of MPP 1237 and 1238, for a total of 28,012 hectares. The new claims have been recorded with the Saskatchewan mine recorder office in la Ronge. The staked area covered the most interesting “area of interest” as interpreted from the exploration programs conducted by Triex, as described below. A claim holder may subsequently convert his claim into a mineral lease which allows for commercial extraction of minerals.

Cochrane River -Present Condition of the Property and Proposed Exploration Program

On November 4, 2005, we signed an agreement to joint venture our Cochrane River property located in northern Saskatchewan, Canada, with Triex Minerals Corporation. Triex completed detailed helicopter-borne geophysical surveys, follow-up ground exploration programs including grid-based and lakeshore prospecting and geological mapping, an extensive lake sediment survey, ground-based resistively surveys, a lake sediment sample program, a pole-dipole array D.C. resistively survey, property-scale geological mapping of outcrops, and systematic geochemical sampling of boulders and glacial till. Total cumulative expenditures by Triex on the Cochrane River property over approximately two and one-half years, was Cdn$1.23 million.

In April 2008, our Cochrane River Saskatchewan Joint Venture was terminated with Triex forfeiting its right to earn an interest in the project. The properties are currently in good standing with two (2) claims due to expire on January 30, 2010 and the remaining five (5) claims expiring on January 30, 2011. We will continue to evaluate options for these properties, which include possible arrangements with other potential joint venture partners, further exploration by ourselves, or disposition.

The Saskatchewan properties are presently not considered material properties and will not be considered material properties until more data and information can be obtained.

Texas

On July 16, 2007 we announced the completion of an initial leasing program of approximately 8,000 acres in the State of Texas. Based on geologic reports and more than 90 historic drill holes, these 8,000 acres are believed to cover a northeast-southwest uranium mineralization trend.

We made the decision to widen our operations into the State of Texas given the possibility of in-situ recovery mining as evidenced by the existence of at least two successful uranium mines operating in Texas.

Geologic study has been completed on the historic data we obtained from third parties. Initial drilling programs have been designed using this analysis to evaluate the presence of the uranium mineralization and to select targets within the area. Field work was planned to commence in the second quarter of 2008 but has been delayed due to an alignment of priorities toward our Wyoming properties. This is planned to test the presence of the uranium indicated in historic data. The field work may also include coring and industry standard extraction testing procedures of the anomalous zones to characterize the host sand for suitability of in situ recovery.

Our Texas project is presently not considered a material property and will not be considered a material property until more data and information on the project can be obtained.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter ended December 31, 2008.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on the NYSE Alternext US LLC (“NYSE-A”) (formerly, the American Stock Exchange) on August 10, 2006 under the symbol “URZ”, and previously, since May 6, 2004, on the Over the Counter Bulletin Board (“OTCBB”) under the symbol “URNZ”, formerly known as “CVTU”. Our common stock also trades, since August 2007, on the Toronto Stock Exchange under the symbol “URZ” and on the Frankfurt Exchange under the symbol “U9E”.

The following table shows the high and low sales price or bid price for our common shares for the calendar quarters indicated, as reported by the NYSE-A, www.nyse.com, and Bloomberg for the OTCBB, as applicable.

Period	High	Low

2008

Fourth Quarter	$ 1.45	$ 0.40

Third Quarter	$ 3.40	$ 1.10

Second Quarter	$ 3.70	$ 1.98

First Quarter	$ 3.28	$ 2.11

2007

Fourth Quarter	$ 4.73	$ 2.53

Third Quarter	$ 5.14	$ 2.69

Second Quarter	$ 7.65	$ 5.01

First Quarter	$ 5.69	$ 2.95

2006

Fourth Quarter	$ 4.80	$ 1.33

Third Quarter(1)	$ 3.25	$ 2.00

Second Quarter	$ 3.22	$ 1.70

First Quarter	$ 2.69	$ 1.12

(1) Our common stock began trading on the NYSE Alternext US LLC on August 10, 2006.

As of March 5, 2009 the closing bid quotation for our common stock was $0.54 per share as quoted by the NYSE-A.

As of March 5, 2009, we had 55,452,387 shares of common stock issued and outstanding, held by approximately 7,250 shareholders. Many shares are registered through intermediaries, making the precise number of shareholders difficult to obtain.

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

Repurchase of Securities

During 2008, neither the Company nor any affiliate of the Company repurchased common shares of the Company registered under Section 12 of the Securities Exchange Act of 1934, as amended.

Equity Compensation Plan Information

As at December 31, 2008, we had one equity compensation plan under which our common shares have been authorized for issuance to our officers, directors, employees and consultants, namely our 2005 Stock Option Plan. Our 2005 Stock Option Plan has been approved by our shareholders.

The following summary information is presented for our 2005 Stock Option Plan as of December 31, 2008.

Number of Securities
Remaining Available
for Future Issuance
Under Equity
	Number of Securities		Compensation Plans
	to be Issued Upon	Weighted Average	(Excluding Securities
	Exercise of	Exercise Price of	Reflected in Column
	Outstanding Options	Outstanding Options,	(a)
Plan Category	(a)	(b)	(c)

Equity Compensation Plans Approved By Security Holders	4,839,700	$2.18	4,492,360

Equity Compensation Plans Not Approved By Security Holders	Not Applicable	Not Applicable	Not Applicable

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

Purpose

The purpose of the Stock Option Plan is to advance the best interests of the Company by providing additional incentive to those persons who have a substantial responsibility for its management, affairs, and growth by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with the Company. Further, the availability and offering of Stock Options under the Plan supports and increases the Company’s ability to attract, engage and retain individuals of exceptional talent upon whom, in large measure, the sustained progress growth and profitability of the Company for the shareholders depends.

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

As of June 11, 2008 the option price of stock options is set at the weighted average market price for the five days preceding the grant. All stock options granted under the Stock Option Plan must be granted within ten years of the date the plan was adopted and all granted stock options must be exercised within ten years of the date of grant. The Committee may grant stock options which vest in installment periods and may modify such periods to accelerate vesting. Stock options are evidenced by a form stock option agreement.

Exercise of Stock Options

The exercise of vested stock options is made upon written notice to the Company of intent to exercise and payment of the exercise price. The exercise price may be paid (i) in cash, cashier’s check, certified check, bank draft or money order, or (ii) at the discretion of the Committee, by delivery of fully paidnonassesable common shares of the Company, valued at the fair market value for such shares, determined by the average of the high and low sales price of the Company’s common shares on the date of exercise.

Transfer of Stock Options

Except by will, the laws of descent and distribution, or with the written consent of the Committee, no right or interest in any stock option granted under the Stock Option Plan is assignable or transferable, and no right or interest of any optionee is liable for, or subject to, any lien, obligation or liability of the optionee. Upon petition to, and thereafter with the written consent of the Committee, an optionee may assign or transfer all or a portion of the optionee’s rights and interest in any stock option granted under the Stock Option Plan. Stock options are exercisable during the optionee’s lifetime only by the optionee or assignees, or the duly appointed legal representative of an incompetent optionee, including following an assignment consented to by the Committee.

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

Recent Sales of Unregistered Securities

On January 15, 2008:

The Company completed an acquisition of an undivided 81% interest in the NAMMCO mineral properties, covering over approximately 82,000 acres (33,000 hectares) in the Pumpkin Buttes uranium mining district of the central Powder River Basin of Wyoming, U.S.A. (the “NAMMCO Properties”) pursuant to a purchase and sale agreement with mining venture previously announced on September 19, 2007 between the Company and the NAMMCO Group. With this acquisition, we effectively tripled our property position in the Powder River Basin and we now control a total of approximately 124,200 acres (50,255 hectares, or approximately 194 square miles) of mineral properties in the area. Pursuant to the Purchase and Sale Agreement, the total purchase price paid by the Company to acquire its 81% interest in the NAMMCO Properties was cash in the amount of U.S. $5,757,000 and 5,750,000 shares of the Company common stock issued to the NAMMCO Group (the “Uranerz Consideration Shares”).

In connection with its acquisition of its 81% interest in the NAMMCO Properties, the Company has entered into a venture agreement dated as of January 15, 2008 (the “Venture Agreement”) with United Nuclear, LLC (“United Nuclear”), a limited liability company wholly owned by the NAMMCO Group and their designee under the Purchase and Sale Agreement (as amended). Under the Venture Agreement, the parties agree that United Nuclear will hold (and contribute to) its nineteen percent (19%) working interest in the venture, and the Company will operate and be the manager of the venture under the name “Arkose Mining Venture”. Effective as of January 14, 2008, the Purchase and Sale Agreement was amended to reflect the formation of United Nuclear to serve as a vehicle pursuant to which the NAMMCO Group would enter into the Venture Agreement.

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

On April 15, 2008:

On April 15, 2008, we entered into an agency agreement (the “Agency Agreement”) with Haywood Securities Inc. and Cormark Securities Inc. (collectively, the “Agents”), pursuant to which we raised aggregate gross proceeds of U.S. $9,600,000 via a brokered private placement of 4,000,000 units of the Company at a price of U.S. $2.40 per unit in a private placement financing transaction that closed on the same date (the “Brokered Private Placement”).

On April 15, 2008, pursuant to the Agency Agreement, the registrant completed a private placement with investors of 4,000,000 units of the registrant at a price of U.S. $2.40 per unit for aggregate gross proceeds of U.S. $9,600,000. Each unit is comprised of one common share and one-half of one common share purchase warrant, with each whole warrant entitling the holder thereof to purchase one additional share of the registrant’s common stock for a period ending April 15, 2010 at an exercise price of U.S. $3.50 per common share. In the event that the trading price of the Company’s common shares on the NYSE Alternext US LLC closes above U.S. $4.50 per share for a period of 20 consecutive trading days at any time after August 16, 2008, the Company may accelerate the expiry time of these warrants by giving notice to the warrant holders by press release and in such case these warrants will expire on the 30th day after the date on which notice is given via press release.

As consideration to the Agents pursuant to the Agency Agreement, the registrant paid the Agents a cash commission of U.S. $576,000, or 6% of the gross proceeds of the Brokered Private Placement, and issued to the Agents whole common share purchase warrants entitling the Agents to purchase 120,000 common shares of the Company, equal to 3% of the units sold under the Brokered Private Placement, at price of U.S. $2.60 for a period ending April 15, 2009 (the “Agents Warrants”).

Certain of the units were placed within the U.S. and to, or for the account or benefit of, U.S. persons or persons within the U.S. pursuant to exemptions from the registration requirements of the U.S. Securities Act provided by Section 4(2) of the Securities Act and/or Rule 506 of Regulation D on the basis that each holder or beneficial holder is an “accredited investor”, as defined under Rule 501(a) of Regulation D of the U.S. Securities Act. Certain other units were placed outside the U.S. to non-U.S. persons pursuant to the exclusion from the registration requirements under Rule 903 of Regulation S of the U.S. Securities Act on the basis that the sale of the units was completed in an “offshore transaction”, as defined in Rule 902(h) of Regulation S. In determining the availability of these exemptions, the Company relied on representations made by the investors in the subscription agreements

On April 15, 2008, the registrant closed a non-brokered private placement of 5,865,000 units, including 5,465,000 to Denison Mines Corp. (“Denison”), at a price of U.S. $2.40 per unit for aggregate gross proceeds of U.S. $14,076,000 (the “Non-Brokered Private Placement”). Each unit is comprised of one common share and one-half of one common share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of the registrant’s common stock for a period ending April 15, 2010 at an exercise price of U.S. $3.50 per share. In the event that the trading price of the Company’s common shares on the NYSE Alternext US LLC closes above U.S. $4.50 per share for a period of 20 consecutive trading days at any time after August 16, 2008, the Company may accelerate the expiry time of these warrants by giving notice to the warrant holders by press release and in such case these warrants will expire on the 30th day after the date on which notice is given via press release.

Upon closing of the Brokered Private Placement and the Non-Brokered Private Placement, Denison owns approximately 9.9% of the issued and outstanding common shares of the registrant. In connection with the strategic investment by Denison, the registrant will pay a cash advisory fee to Haywood Securities Inc. equal to U.S. $524,640 or 4.0% of the gross proceeds received from Denison by the registrant.

Certain units, including the units issued to Denison, were placed outside the U.S. to non-U.S. persons or persons outside of the U.S. pursuant to the exclusion from the registration requirements under Rule 903 of Regulation S of the U.S. Securities Act on the basis that the sale of the units was completed in an “offshore transaction”, as defined in Rule 902(h) of Regulation S. Certain other units were placed within the U.S. and to, or for the account or benefit of, U.S. persons or persons within the U.S. pursuant to exemptions from the registration requirements of the U.S. Securities Act provided by Section 4(2) of the U.S. Securities Act and/or Rule 506 of Regulation D on the basis that each investor is an “accredited investor”, as defined under Rule 501(a) of Regulation D of the U.S. Securities Act. In determining the availability of these exemptions, the Company relied on representations made by the investors in the subscription agreements pursuant to which the units were purchased.

Warrant Share Issuances

Throughout the fiscal year, we issued 96,100 shares of our common stock upon the exercise of outstanding share purchase warrants for gross cash proceeds of $240,250. The shares of our common stock were placed pursuant to exemptions from registration requirements of the Securities Act provided by Section 506 of Regulation D of the Securities Act and/or Section 4(2) of the Securities Act for warrants exercised in the United States or for the account or benefit of U.S. persons (as defined in the Securities Act) and outside the United States pursuant to Rule 902 of Regulation S of the Securities Act.

Debt Share Issuances

We issued 160,900 common shares to settle debt of $402,250. The shares of our common stock were placed pursuant to exemptions from registration requirements of the Securities Act provided by Section 506 of Regulation D of the Securities Act and/or Section 4(2) of the Securities Act for warrants exercised in the United States or for the account or benefit of U.S. persons (as defined in the Securities Act) and outside the United States pursuant to Rule 902 of Regulation S of the Securities Act

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data about Uranerz for the last five years is set forth in the table below. You should read the data in the table in conjunction with the consolidated financial statements and related notes set forth in Item 8, “Financial Statements and Supplementary Data.”

Dollars and shares in thousands, except per	2008	2007	2006	2005	2004
share amounts
Operating expenses
Depreciation	$129	57	15	1	-
Foreign exchange	$(4)	24	1	4	-
General and administrative	$6,153	7,858	5,871	4,482	18
Impairment loss on mineral properties	$-	-	-	315	-
Mineral property expenditures	$30,505	7,008	1,218	89	2
Total operating expenses	$36,784	14,947	7,105	4,891	20
Gain on sale on investment securities	$-	-	79	-	-

Dollars and shares in thousands, except per	2008	2007	2006	2005	2004
share amounts
Interest income	$610	710	411	-	-
Loss on settlement of debt	$-	-	-	(132)	-
Mineral property options received	$-	44	87	21	-
Gain (Loss) on discontinued operations	$977	(3)	(22)
Non-controlling interest	$949
Net loss for the year	$34,247	14,197	6,548	5,002	20

Common stock data
Weighted average shares outstanding	52,263	38,438	29,738	12,995	5,640
Net loss per share – basic and diluted	$0.66	0.37	0.22	0.38	-
Total shares outstanding at December 31	55,452	39,224	34,560	21,995	5,640
Balance sheet data at December 31
Total assets	$22,866	12,216	12,492	1,978	7
Property, plant and equipment – net	$643	406	123	9	-
Working capital	$21,405	11,114	11,980	1,776	(58)
Total debt	$18	52	-	-	-
Common shareholders’ equity	$22,278	11,518	12,113	1,785	(58)
Cash flow data
Net cash used for operating activities	$13,164	9,259	1,692	581	3
Net cash used for investing activities	$20,161	281	472	326	-
Net cash provided by financing activities	$22,803	8,590	12,532	2,824	11

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Overview

We are an exploration stage company engaged in the acquisition and exploration of uranium properties. We own interests in properties in Wyoming and Texas, USA; and Saskatchewan, Canada. We are principally focused on the exploration of our projects in the Powder River Basin area of Wyoming. We plan to maintain, explore and, if warranted, develop our projects in the Powder River Basin area of Wyoming.

In December 2007 we filed permit applications to mine two of our properties in the Powder River Basin area of Wyoming that we feel may have the potential, based on data in our possession, of being developed into commercial in-situ recovery uranium mines. These permit applications for our Nichols Ranch Uranium In-Situ Recovery Project are being reviewed.

In support of our goals for 2008, we focused our efforts on the following six key operating priorities.

  Exploration in Wyoming

  Mine planning for our Nichols Ranch Uranium In-Situ Recovery Project

  Environmental and mine planning for additional permitting in the Powder River Basin, Wyoming

  Acquisition of properties with uranium potential

  Investor relations and financing

  Organization and staffing

Results of Operations

Twelve-month period ended December 31, 2008 compared to twelve-month period ended December 31, 2007

Revenue

We have not earned any revenues to date and we anticipate that we will not generate any revenues during the twelve month period following the date of this report.

Operating Expenses and Other Expenses (Income)

We incurred total operating expenses of $36,783,869 for the twelve-month period ended December 31, 2008, as compared to $14,947,046 for the corresponding period in 2007. The increase of operating expenses in the amount of $21,836,823 (146%) was primarily attributable to increased spending of $23,496,936 on acquiring and exploring mineral properties in Wyoming as described in detail in Item 8 of this Annual Report on Form 10-K. Our general and administrative expenses consisted primarily of stock based compensation, payroll, consulting, investor relations and general overhead which decreased $1,705,161 or 22% less than 2007 reflecting a $2,310,074 reduction in stock based compensation and growth in corporate affairs, investor relations and Casper operations.

Our interest expense for the twelve-month period ended December 31, 2008 was imputed on an interest free loan as $5,551 (2007 – $3,692). We earned $610,408 of interest income for the twelve-month period ended December 31, 2008 as compared to $710,226 for the corresponding period in 2007. This income resulted from short term investments. We sold all our mineral properties in Mongolia in 2008 for a gain on discontinued operations of $977,077. The non-controlling interest of our Arkose Mining Venture absorbed $949,185 of our 2008 operating loss. Net loss for the twelve-month period ended December 31, 2008 was $34,247,199, as compared to $14,197,366 for the corresponding period in 2007, an increase of $20,049,833 (141%). This increase was largely due to our acquisition of mineral properties related to the Arkose Mining Venture.

As we anticipated, our exploration expenses continued to increase throughout the 2008 fiscal year in comparison with 2007 as a result of our planned exploration activities, our acquisition of mineral properties and as a result of payments required to maintain our interests in our mineral properties. In addition, as we anticipated, general and administrative expenses continued to increase as we complied with our obligations to many stockholders as a reporting company under the Securities Exchange Act of 1934, listed on the NYSE Alternext US LLC and the Toronto Stock Exchange. As anticipated, we did not earn any revenues during the 2008 fiscal year as we were engaged in exploration and the permitting of our mineral properties.

Cash Used in Operating Activities

Net cash used in operating activities was $13,163,715 for the twelve-month period ended December 31, 2008, compared to $9,258,752 for the corresponding period in 2007. The increase in net cash used in operations reflects the growth of our operations, including an increase of $4,406,936 for mineral related cash expenditures.

Cash Used in Investing Activities

We invested $633,956 in equipment and reclamation bonds in the twelve- month period ended December 31, 2008, compared to $281,306 the corresponding period in 2007. We received $905,092 cash on the sale of our Mongolian subsidiary, Rolling Hills Resources LLP and, during the twelve-month period ended December 31, 2008, invested $20,432,035 (2007 - $8,604,778) in short term securities guaranteed by Canadian banks.

Cash Provided by Financing Activities

Net cash provided by financing activities amounted to $22,802,600 for the twelve-month period ended December 31, 2008, primarily from private placements of common stock, compared to $8,589,966 for the corresponding period in 2007.

Twelve-month period ended December 31, 2007 compared to twelve-month period ended December 31, 2006

Revenue

We have not earned any revenues to date and we anticipate that we will not generate any revenues during the twelve month period following the date of this report.

Operating Expenses and Other Expenses (Income)

We incurred total operating expenses of $14,951,402 for the twelve-month period ended December 31, 2007, as compared to $7,126,964 for the corresponding period in 2006. The increase of operating expenses in the amount of $7,824,438 (110%) was primarily attributable to increased spending of $5,776,188 on acquiring and exploring mineral properties in Wyoming as described in detail in Item 2 of this Annual Report on Form 10-K. Our general and administrative expenses consisted primarily of stock based compensation, payroll, consulting, investor relations and general overhead which increased $1,983,747 or 33% over 2006 reflecting our growth in corporate affairs, investor relations (including listing on the Toronto Stock Exchange) and Casper operations.

Our interest expense for the twelve-month period ended December 31, 2007 was imputed on an interest free loan as $3,692 (2006 – nil). We earned $710,226 of interest income for the twelve-month period ended December 31, 2007 as compared to $411,434 for the corresponding period in 2006. This income resulted from short term investments. Net loss for the twelve-month period ended December 31, 2007 was $14,197,366, as compared to $6,548,901 for the corresponding period in 2006, an increase of $7,648,645 (117%).

As we anticipated, our exploration expenses continued to increase throughout the 2007 fiscal year in comparison with 2006 as a result of our planned exploration activities and as a result of payments required to maintain our interests in our mineral properties. In addition, as we anticipated, general and administrative expenses continued to increase as we complied with our obligations to many stockholders as a reporting company under the Securities Exchange Act of 1934, listed on the NYSE Alternext US

LLC. As anticipated, we did not earn any revenues during the 2007 fiscal year as we were engaged in exploration and the permitting of our mineral properties.

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

Assets and Liabilities

We had total assets of $22,865,737 at December 31, 2008 compared to $12,216,146 at December 31, 2007, primarily cash accumulated from the sale of shares. Property and Equipment was $642,572 compared to $406,288 at December 31, 2007. Our liabilities were $517,818 compared to $697,855 at December 31, 2007. Liabilities include due to related parties of` $50,000 (2007 - $471,115) and long term debt of $18,079 (2007 – 52,146).

Liquidity and Capital Resources

Our operations are primarily financed by proceeds from issuances of common stock. Our cash and short term security position at December 31, 2008 was $21,253,277 compared to $11,343,737 as of December 31, 2007. We had working capital of $21,405,022 as of December 31, 2008, compared to working capital of $11,114,149 as of December 31, 2007.

Financings

During the year ended December 31, 2008, the Company:

1.           Issued 96,100 shares of common stock upon the exercise of share purchase warrants for cash proceeds of $240,250.

2.           Issued 356,300 shares of common stock upon the exercise of stock options for cash proceeds of $305,025.

3.           Issued 5,750,000 shares of common stock and paid $5,757,043 cash for mineral properties valued at $24,847,043.

4.           Issued 160,900 shares of common stock to settle debt of $402,250.

5.           Completed a private placement of 9,865,000 units, comprised of 9,865,000 common shares and 4,932,498 common share purchase warrants, at $2.40 per unit for gross proceeds of $23,676,000. Each warrant entitles the holder to purchase one common share for $3.50 for a two year period ending April 15, 2010. The Company paid cash commissions of $1,100,640 and 120,000 warrants to purchase 120,000 common shares at $2.60 per share exercisable for a one year period ending April 15, 2009. The Company incurred share issuance costs in connection with the private placement of $1,347,098 including agents’ warrants with a fair value of $68,041.

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

2.           Completed a private placement of 2,142,200 units at a price of $1.75 per unit for gross proceeds of $3,748,850 and net proceeds of $3,607,397. Each unit is comprised of one share of the Company’s common stock and one-half of one share purchase warrant. Each whole warrant entitles the holder to purchase one additional share of the Company’s common stock until May 19, 2007, at an exercise price of $2.25 per share. A commission was payable, a portion of which was paid in units in the amount of 52,266 units. In aggregate the Company issued a total of 2,194,466 shares of common stock and 1,097,233 warrants.

3.           Issued 8,640 common shares upon the exercise of stock options for $8,682 offsetting amounts relating to consulting services rendered.

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

Capital Requirements

Our cash position of $821,242 at December 31, 2008, plus $20,432,035 of bank guaranteed short term securities provide approximately $21.2 million for future operations. We estimate that our cash expenditures for operations over the next twelve months will be approximately $9,500,000 as outlined below. Property acquisitions and operations beyond 2009 will be financed through cash on hand, debt and one or more equity issues. We intend to focus our exploration efforts in Wyoming.

Our plan of operation for the next twelve months is to continue with exploration and permitting of our expanded Wyoming Powder River Basin properties. Our planned geological exploration programs are described in Item 2 of this Report. Our planned cash operating expenditures for the year ending December 31, 2008 for corporate expenses, exploration on our Wyoming mineral properties and general and administrative expenses are summarized as follows:

Category	Planned Expenditures Over the Next Twelve Months (US$)
Exploration	$2,500,000
Environmental, production and well planning	$3,400,000
General and Administrative expenses	$3,600,000
TOTAL	$9,500,000

In addition to our planned operating expenditures, we may make additional property acquisitions beyond the above as opportunities arise. Our exploration and, if warranted, development plans will be continually evaluated and modified as exploration and environmental results become available. Modifications to our plans will be based on many factors, including: results of exploration, assessment of data, weather conditions, exploration costs, the price of uranium and available capital. Further, the extent of our operations and investment programs that we undertake will be dependent upon the amount of financing available to us.

During the twelve-month period following the date of this annual report, we anticipate that we will not generate any revenues. We anticipate that funding to carry out our 2009 plans will be from existing resources.

Future Financings

We may require additional financing to carry out an expanded program of exploration, mine planning and property acquisitions during 2009. This may require debt financing and/or additional sales of our common stock in order to raise the funds necessary to pursue opportunities and to fund our working capital. Issuances of additional shares would result in dilution to our existing shareholders. There is no assurance that we will be successful in completing any financings. Failure to obtain additional financing on a timely basis would require a reduced plan of operations and acquisitions beyond 2009.

There has been severe deterioration in global credit and equity markets. This has resulted in the need for government intervention in major banks, financial institutions and insurers and has also resulted in greater volatility, increased credit losses and tighter credit conditions. These disruptions in the current credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. These disruptions could, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations. Our access to additional capital may not be available on terms acceptable to us or at all.

As we expect our reliance on equity financings to continue into the future, these current market conditions could make it difficult or impossible for us to raise necessary funds to meet our capital requirements. If we are unable to obtain financing through equity investments, we will seek multiple solutions including, but not limited to, credit facilities or debenture issuances.

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

During the year ended December 31, 2008, mineral property expenditures totaling $30,505,332 (2007 - $7,008,396; 2006 - $1,218,859) were expensed and the Company received mineral property option payments of $Nil (2007 - $43,810; 2006 - $87,500).

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

Accounting Developments

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”.

SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption this statement did not have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity’s first fiscal year beginning after September 15, 2006. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

Contractual Obligations

Our contractual obligations extending beyond the fiscal year ended December 31, 2008 are described in Note 11 of the audited consolidated financial statements following in Item 8.

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

December 31, 2008

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders
Uranerz Energy Corporation
(An Exploration Stage Company)

We have audited Uranerz Energy Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Uranerz Energy Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Uranerz Energy Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Uranerz Energy Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows, and stockholders equity for each of the three years in the period ended December 31, 2008 and accumulated from May 26, 1999 (Date of Inception) to December 31, 2008 and our report dated March 3, 2009 expressed an unqualified opinion thereon.

/s/ MANNING ELLIOTT, LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

March 3, 2009

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders
Uranerz Energy Corporation
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Uranerz Energy Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2008 and accumulated from May 26, 1999 (Date of Inception) to December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidation financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Uranerz Energy Corporation as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 and accumulated from May 26, 1999 (Date of Inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Uranerz Energy Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2009 expressed an unqualified opinion thereon.

/s/ MANNING ELLIOTT, LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

March 3, 2009

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	December 31,	December 31,
	2008	2007
	$	$
ASSETS
Current Assets
Cash	821,242	11,333,432
Marketable securities (Note 2(d)	20,432,035	–
Amounts receivable	10,269	92,444
Prepaid expenses and deposits	641,215	323,677
Current assets of discontinued operations	–	10,305
Total Current Assets	21,904,761	11,759,858
Mineral Property Reclamation Bonds (Note 5(l))	318,404	50,000
Property and Equipment (Note 4)	642,572	406,288
Total Assets	22,865,737	12,216,146

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	186,872	138,188
Accrued liabilities	228,800	4,950
Due to related parties (Note 7)	50,000	471,115
Current portion of loan payable (Note 6)	34,067	31,456
Total Current Liabilities	499,739	645,709
Loan Payable (Note 6)	18,079	52,146
Total Liabilities	517,818	697,855
Non-controlling Interest	69,585	–
Commitments and Contingencies (Notes 1, 5, and 11)
Subsequent Events (Note 14)
Stockholders’ Equity
Preferred Stock, 10,000,000 shares authorized, $0.001 par value;
Nil shares issued and outstanding	–	–
Common Stock, 100,000,000 shares authorized, $0.001 par value;
55,452,387 and 39,224,087 shares issued and outstanding, respectively	55,452	39,224
Additional Paid-in Capital	82,366,879	37,375,384
Accumulated Other Comprehensive Income	–	481
Deficit Accumulated During the Exploration Stage	(60,143,997)	(25,896,798)
Total Stockholders’ Equity	22,278,334	11,518,291
Total Liabilities and Stockholders’ Equity	22,865,737	12,216,146

(The accompanying notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)

	Accumulated From
	May 26, 1999
	(Date of Inception)		Years Ended
	to December 31,		December 31,
	2008	2008	2007	2006
	$	$	$	$

Revenue	–	–	–	–
Expenses
Depreciation	201,542	129,268	56,669	14,398
Foreign exchange	24,553	(3,949)	23,602	1,106
General and administrative (Note 7)	24,473,105	6,153,218	7,858,379	5,870,857
Mineral property expenditures	39,176,632	30,505,332	7,008,396	1,218,859
Total Operating Expenses	63,875,832	36,783,869	14,947,046	7,105,220
Operating Loss	(63,875,832)	(36,783,869)	(14,947,046)	(7,105,220)
Other Income (Expense)
Gain on sale of investment securities	79,129	–	–	79,129
Interest income	1,732,067	610,408	710,226	411,434
Loss on settlement of debt	(132,000)	–	–	–
Mineral property option payments received	152,477	–	43,810	87,500
Total Other Income (Expense)	1,831,673	610,408	754,036	578,063
Loss from operations before non-controlling interest	(62,044,159)	(36,173,461)	(14,193,010)	(6,527,157)
Non-controlling Interest	949,185	949,185	–	–
Loss from continuing operations	(61,094,974)	(35,224,276)	(14,193,010)	(6,527,157)
Discontinued operations (Note 3)
Loss from discontinued operations	(28,732)	(2,632)	(4,356)	(21,744)
Gain on disposal of discontinued operations	979,709	979,709	–	–
Gain (Loss) on discontinued operations	950,977	977,077	(4,356)	(21,744)
Net Loss	(60,143,997)	(34,247,199)	(14,197,366)	(6,548,901)
Other Comprehensive Income (Loss)
Foreign currency translation adjustment	–	(481)	(61)	542
Comprehensive Loss	(60,143,997)	(34,247,680)	(14,197,427)	(6,548,359)
Net Loss Per Share – Basic and Diluted
Continuing Operations		(0.68)	(0.37)	(0.22)
Discontinued Operations		0.02	(0.00)	(0.00)
Net Loss Per Share – Basic and Diluted		(0.66)	(0.37)	(0.22)
Weighted Average Shares Outstanding		52,263,000	38,438,000	29,738,000

(The accompanying notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)

	Accumulated From
	May 26, 1999 (Date of
	Inception)		Years Ended
	to December 31,		December 31,
	2008	2008	2007		2006
	$	$	$		$
Operating Activities
Net loss	(60,143,997)	(34,247,199)	(14,197,366)		(6,548,901)
Adjustments to reconcile net loss to cash used in
operating activities:
Depreciation	201,541	129,268	56,668		14,398
Equity loss on investment	74,617	74,617	–		–
Gain on disposition of discontinued operations	(979,709)	(979,709)	–		–
Gain on sale of investment securities	(79,129)	–	–		(79,129)
Loss on settlement of debt	132,000	–	–		–
Mineral property option payment received	(37,500)	–	–		(37,500)
Non-controlling interest	69,585	69,585	–		–
Shares issued to acquire mineral properties	19,090,000	19,090,000	–		–
Stock-based compensation	15,711,908	2,681,417	4,991,491		4,215,025
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(634,978)	(317,538)	(252,570)		(44,184)
Amounts receivable	(10,244)	82,175	(92,419)		–
Accounts payable and accrued liabilities	546,344	272,534	(35,624)		137,657
Due to related parties	520,758	(18,865)	271,068		200,901
Net Cash Used in Operating Activities	(25,538,804)	(13,163,715)	(9,258,752)		(2,141,733)
Investing Activities
Reclamation bonds	(318,404)	(268,404)	(40,000)		(10,000)
Acquisition of subsidiary, net cash paid	(48)	–	–		(48)
Proceeds from sale of investment securities	116,629	–	–		116,629
Purchase of property and equipment	(745,699)	(365,552)	(241,306)		(128,356)
Purchase of investment securities	(20,432,035)	(20,432,035)	–		–
Disposition of subsidiary	905,092	905,092	–		–
Net Cash Used In Investing Activities	(20,474,465)	(20,160,899)	(281,306	) –	(21,775)
Financing Activities
Repayment of loan payable	(46,268)	(31,456)	(14,812)		–
Advances to related party	10,700	–	–		–
Proceeds from issuance of common stock	48,540,551	24,221,275	8,604,778		12,771,100
Share issuance costs	(1,670,472)	(1,387,219)	–		(239,265)
Net Cash Provided By Financing Activities	46,834,511	22,802,600	8,589,966		12,531,835
Effect of Exchange Rate Changes on Cash	–	(481)	(61)		542
Increase In Cash	821,242	(10,522,495)	(950,153)		10,368,869
Cash - Beginning of Period	–	11,343,737	12,293,890		1,925,021
Cash - End of Period	821,242	821,242	11,343,737		12,293,890
Non-cash Investing and Financing Activities
Sale of 60% of subsidiary for interest in mineral property	774,216	774,216	–		–
Investment securities received as a mineral property
option payment	37,500	–	–		37,500
Purchase of equipment with loan payable	98,414	–	98,414		–
Common stock issued to settle debt	744,080	402,250	–		129,830
Common stock issued for mineral property costs	19,105,000	19,090,000	–		–
Supplemental Disclosures
Interest paid	9,243	5,551	3,692		–
Income taxes paid	–	–	–		–

(The accompanying notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Period from May 26, 1999 (Date of Inception) to December 31, 2008
(Expressed in US dollars)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the
	Common Stock		Paid-in	Comprehensive	Exploration
	Shares	Amount	Capital	Income	Stage	Total
	#	$	$	$	$	$
Balance, May 26, 1999 (Date of
inception)	–	–	–	–	–	–
Net loss for the period	–	–	–	–	(2,465)	(2,465)
Balance, December 31, 1999	–	–	–	–	(2,465)	(2,465)
Net loss for the year	–	–	–	–	–	–
Balance, December 31, 2000	–	–	–	–	(2,465)	(2,465)
Shares issued for cash at $0.001 per
share	1,500,000	1,500	–	–	–	1,500
Shares issued for cash at $0.01 per
share	2,500,000	2,500	22,500	–	–	25,000
Shares issued to acquire
mineral property interest at $0.01 per
share	1,500,000	1,500	13,500	–	–	15,000
Shares issued for cash at $0.35 per
share	90,500	91	31,584	–	–	31,675
Net loss for the year	–	–	–	–	(47,158)	(47,158)
Balance, December 31, 2001	5,590,500	5,591	67,584	–	(49,623)	23,552
Shares issued for cash at $0.35 per
share	50,000	50	17,450	–	–	17,500
Net loss for the year	–	–	–	–	(51,671)	(51,671)
Balance, December 31, 2002	5,640,500	5,641	85,034	–	(101,294)	(10,619)
Net loss for the year	–	–	–	–	(26,916)	(26,916)
Balance, December 31, 2003	5,640,500	5,641	85,034	–	(128,210)	(37,535)
Net loss for the year	–	–	–-	–	(20,096)	(20,096)
Balance, December 31, 2004	5,640,500	5,641	85,034	–	(148,306)	(57,631)
Shares issued for cash at $0.10 per
share	6,959,500	6,959	688,991	–	–	695,950
Shares issued for cash at $0.40 per unit	5,420,000	5,420	2,162,580	–	–	2,168,000
Share issuance costs	–	–	(43,987)	–	–	(43,987)
Shares issued to settle debt	200,000	200	211,800	–	–	212,000
Shares issued for compensation to
related parties at a fair value of $1.01
per share	3,775,000	3,775	3,808,975	–	–	3,812,750
Net loss for the year	–	–	–	–	(5,002,225)	(5,002,225)
Balance, December 31, 2005	21,995,000	21,995	6,913,393	–	(5,150,531)	1,784,857

(The accompanying notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Period from May 26, 1999 (Date of Inception) to December 31, 2008
(Expressed in US dollars)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the
	Common Stock		Paid-in	Comprehensive	Exploration
	Shares	Amount	Capital	Income	Stage	Total
	#	$	$	$	$	$

Balance, December 31, 2005	21,995,000	21,995	6,913,393	–	(5,150,531)	1,784,857
Shares issued for cash at $1.00 per
share	7,245,000	7,245	7,237,755	–	–	7,245,000
Shares issued for cash at $1.75 per
share	2,142,200	2,142	3,746,708	–	–	3,748,850
Share issuance costs	–	–	(516,964)	–	–	(516,964)
Shares issued for finders fees	238,498	238	277,460	–	–	277,698
Shares issued upon the exercise of
warrants	2,700,000	2,700	1,774,550	–	–	1,777,250
Shares issued for services at $0.91
per share	100,000	100	90,900	–	–	91,000
Shares and options issued to settle
debt	139,640	140	129,690	–	–	129,830
Fair value of stock options granted	–	–	4,124,025	–	–	4,124,025
Foreign currency translation
adjustments	–	–	–	542	–	542
Net loss for the year	–	–	–	–	(6,548,901)	(6,548,901)
Balance, December 31, 2006	34,560,338	34,560	23,777,517	542	(11,699,432)	12,113,187
Shares issued upon the exercise of
warrants	4,481,749	4,482	8,312,196	–	–	8,316,678
Shares issued upon the exercise of
options	182,000	182	287,918	–	–	288,100
Fair value of stock options granted	–	–	4,997,753	–	–	4,997,753
Foreign currency translation
adjustments	–	–	–	(61)	–	(61)
Net loss for the year	–	–	–	–	(14,197,366)	(14,197,366)
Balance, December 31, 2007	39,224,087	39,224	37,375,384	481	(25,896,798)	11,518,291
Shares issued to acquire mineral
properties	5,750,000	5,750	19,084,250	–	–	19,090,000
Shares issued upon the exercise of
warrants	96,100	96	240,154	–	–	240,250
Shares issued upon the exercise of
options	356,300	356	304,669	–	–	305,025
Shares issued pursuant to private
placement	9,865,000	9,865	23,666,135	–	–	23,676,000
Shares issued to settle debt	160,900	161	402,089	–	–	402,250
Share issuance costs	–	–	(1,387,219)	–	–	(1,387,219)
Fair value of stock options granted	–	–	2,681,417	–	–	2,681,417
Foreign currency translation
adjustments	–	–	–	(481)	–	(481)
Net loss for the year	–	–	–	–	(34,247,199)	(34,247,199)
Balance, December 31, 2008	55,452,387	55,452	82,366,879	–	(60,143,997)	22,278,334

(The accompanying notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008
(Expressed in US dollars)

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

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation and Principles of Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. Rolling Hills Resources LLC (“Rolling Hills”), a Mongolian company previously wholly-owned, was consolidated on December 31, 2007. During the year ended December 31, 2008, the Company disposed of Rolling Hills.

These consolidated financial statements include the accounts of the Company and the accounts of an unincorporated joint venture, Arkose Mining Venture (“Arkose”) of which the Company holds an 81% interest in and maintains majority voting interest as of December 31,2008. All inter-company transactions and balances have been eliminated. The Company’s fiscal year-end is December 31.

b)	Use of Estimates

The preparation of these consolidated statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to useful life and recoverability of long-lived assets, stock-based compensation, deferred income tax asset valuations and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

d)	Marketable Securities

The Company defines marketable securities as income yielding securities that can be readily converted into cash. Examples of marketable securities include U.S. Treasury and agency obligations, commercial paper, corporate notes and bonds, time deposits, foreign notes and certificates of deposit. The Company accounts for its investment in debt and equity instruments under Statement of Financial Accounting Standards, or SFAS, No. 115, “Accounting for Certain Investments in Debt and Equity Securities and Financial Accounting Standards Board”, or FASB, Staff Position, or FSP, SFAS No. 115-1, “The Meaning of Other-Than- Temporary Impairment and Its Application to Certain Investments”. The Company follows the guidance provided by EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense). Management determines the appropriate classification of such securities at the time of purchase and re- evaluates such classification as of each balance sheet date. As at December 31, 2008, the Company’s marketable securities consisted of term deposits for periods longer than three months and are classified as held-to-maturity.

e)	Property and Equipment

Property and equipment consists of computers and office equipment and field equipment. These assets are recorded at cost and are depreciated on a straight-line basis over their estimated life of five years.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	f)	Financial Instruments/Concentrations

The fair values of cash, marketable securities, amounts receivable, accounts payable, amounts due to related parties and loan payable approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash in excess of federally insured amounts. To date, the Company has not incurred a loss relating to this concentration of credit risk.

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

During the year ended December 31, 2008, mineral property expenditures totaling $30,505,332 (2007 - $7,008,396; 2006 - $1,232,208) were expensed and the Company received mineral property option payments of $Nil (2007 - $43,810; 2006 - $87,500).

	h)	Asset Retirement Obligation

Estimated future removal and site restoration costs, when determinable are provided over the life of proven reserves on a units-of-production basis. Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards. Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred. At December 31, 2008, the Company has accrued $40,500 for well reclamation obligations.

	i)	Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation” into United States dollars at rates of exchange in effect at the balance sheet date. Non- monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Foreign currency transactions are primarily undertaken in Canadian dollars and Mongolian Togrogs. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

	j)	Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2008, 2007 and 2006, the Company’s comprehensive income (loss) consisted of unrealized gains and losses on foreign currency translation adjustments.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	k)	Long-lived Assets

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

	m)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Shares underlying these securities totaled approximately 9,892,200 as of December 31, 2008 (2007 - 4,449,100; 2006 – 7,243,000).

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
December 31, 2008
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	p)	Recently Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk- management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

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
December 31, 2008
(Expressed in US dollars)

3.	Investment in Rolling Hills

Rolling Hills was formerly a wholly owned subsidiary incorporated in Mongolia. On June 18, 2008, the Company disposed of 60% of its investment pursuant to the option and joint venture agreement referred to in Note 5(g). On August 25, 2008, the Company disposed of its remaining 40% investment. During the twelve month period ended December 31, 2008, the Company recognized a gain on the disposal of $979,709.

As a result of the Company’s disposal of Rolling Hills all operations related to the former subsidiary have been classified as discontinued operations. The assets and liabilities of Rolling Hills have been reclassified as discontinued operations for all periods presented. Assets at December 31, 2008 and 2007 consist solely of cash of $nil and $10,305, respectively. There were no liabilities at December 31, 2008 and 2007. Cash flows from discontinued operations were not material and were combined with cash flows from continuing operations within the consolidated statement of cash flows categories.

4.	Property and Equipment

			December 31,	December 31,
			2008	2007
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Computers and office equipment	168,705	59,948	108,757	101,520
Field equipment	675,408	141,593	533,815	304,768
	844,113	201,541	642,572	406,288

5.	Mineral Properties

a)

On April 26, 2005, the Company entered into an agreement to acquire a 100% interest in two mineral prospecting permits located in the Athabasca Basin area of Saskatchewan, Canada for consideration of Cdn$40,757 and a 2% royalty on the prospecting permits. This agreement was with a company controlled by a director of the Company. On October 20, 2005, the agreement was amended so that the Company has a one-time right, exercisable for ninety days, following the completion of a bankable feasibility study to buy one-half of the vendor’s royalty interest for Cdn$1,000,000. On November 4, 2005, the Company entered into an option and joint venture agreement with a company (the “Optionee”) on the Company’s two mineral prospecting permits. The Optionee can earn a 60% interest in the property by paying the Company Cdn$75,000 in three annual installments of Cdn$25,000 each and incurring Cdn$1,500,000 in exploration expenditures in various stages by May 1, 2008. The Optionee can elect to earn an additional 10% interest by incurring an additional Cdn$1,500,000 by November 1, 2009. On October 10 2007, the first option was extended five months from May 1, 2008 to October 1, 2008. On April 24, 2008 the Optionee forfeited its right to earn an interest in the property. As at December 31, 2008, the Company has received Cdn$50,000 of instalment payments with respect to this agreement.

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
December 31, 2008
(Expressed in US dollars)

5.	Mineral Properties (continued)

g)

On February 17, 2006, as amended on March 16, 2006, September 8, 2006 and March 20, 2008, the Company entered into a letter agreement to option and joint venture its six Mongolian projects to another company (the “Optionee”). In June 2008 the Optionee earned an undivided 60% interest in the projects through assumption of 60% of the Company’s wholly owned subsidiary, Rolling Hills Resources LLC. The remaining 40% interest in Rolling Hills was sold in 2008.

h)

On June 7, 2006, the Company entered into an Agreement with another company (the “Optionee”) on two of the Company’s exploration projects located within the Red Desert area of southwest Wyoming. Under the Agreement the Company and the Optionee are to form a joint venture to conduct further exploration and to develop the properties. The Optionee shall have the right to earn a 50% equity interest in the joint venture during the first phase of the exploration program by managing the property, incurring a minimum $100,000 per year of exploration costs on the projects, and incurring $750,000 of exploration costs, within three years of inception of the agreement.

On completion of the first phase of the exploration program, should either the Company or the Optionee elect not to contribute to the costs of the second phase of expenditures on a pro-rata basis, then the contributing party shall have the right to earn a further 1% interest in the joint venture for every $25,000 spent on the projects to a maximum interest in the joint venture of 70% (maximum expenditures of $500,000).

On completion of the second phase of expenditures, should either the Company or the Optionee elect not to contribute to all further expenditures on a pro-rata basis the electing party would be awarded a 6% royalty for its contribution up to that point and the contributing party shall have the right to earn a further 1% interest in the joint venture for every $25,000 spent on the project to a maximum interest in the joint venture of 100% (maximum expenditures of $750,000). As at December 31, 2008, the Optionee has met the minimum expenditure requirements and is continuing phase one.

i)

On October 30, 2006, the Company entered into an agreement with an officer and director of the Company (the “Related Party”), to use certain geological reports held by the Related Party for the purposes of staking and acquiring potential areas of interest in exchange for $402,250. In December 2007, the staking and acquisition program was completed and a liability of $402,250 was recorded as due to Related Party. During the year ended December 31, 2008, this debt was settled through the issuance of 160,900 common shares.

j)

On January 23, 2007, the Company entered into a purchase agreement to acquire three mineral properties consisting of 138 unpatented lode mining claims located in Campbell County, Wyoming for $3,120,000 which was paid on February 1, 2007.

	k)	In 2007, the Company acquired several mining leases in Briscoe County, Texas for a total purchase price of $60,817.

	l)	Reclamation bonds totaling $318,404 (2007 - $50,000) are pledged to the State of Wyoming, Department of Environmental Quality, for property reclamation.

m)

On January 15, 2008, the Company acquired an undivided eighty-one percent (81%) interest in approximately 82,000 acres (33,100 hectares) of mineral properties located in the central Powder River Basin of Wyoming, USA and entered into a joint venture agreement with the vendor pursuant to which the Company will explore the properties. In accordance with the terms of the September 19, 2007 Purchase Agreement, the Company paid $5,757,043 cash and issued 5,750,000 shares of the Company’s common stock at a fair value of $19,090,000 to acquire the 81% interest. At January 15, 2008, the acquisition cost of $24,847,043 was allotted as follows:

Prepaid expenses	$229,247
Mineral property expenditures	24,617,796

$24,847,043

n)	On August 20, 2008 the Company leased 891 acres of mineral properties near the Company’s Nichols Ranch project area in Wyoming for an advance royalty payment of $22,275.

o)	On August 20, 2008 the Company, on behalf of the Arkose Mining Venture, leased 6,073 acres of mineral properties within Arkose’s area of interest in Wyoming for an advance royalty payment of $151,828.

p)	On September 18, 2008 the Company leased 984 acres of mineral properties within the Company’s North Reno Creek project area in Wyoming (see Note 11(d)).

q)

On December 3, 2008 the Company, on behalf of the Arkose Mining Venture, leased 1,680 acres of mineral properties within Arkose’s area of interest in Wyoming for a five year advance royalty payment of $83,993.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008
(Expressed in US dollars)

6.	Loan Payable

`	December 31,	December 31,
	2008	2007
Loan payable to vendor, interest imputed at 8% per annum,
maturing June 2010, and secured by field equipment	$52,146	$83,602

Less current portion:	(34,067)	(31,456)

	$18,079	$52,146

Principal repayments for the next two fiscal years are as follows:

2009	$34,067
2010	18,079

$52,146

7.	Related Party Transactions / Balances

a)

On October 30, 2006, the Company entered into an agreement with an officer and director of the Company (the “Related Party”), to use certain geological reports held by the Related Party for the purposes of staking and acquiring potential areas of interest. Under the terms of the agreement, the Company agreed to pay the Related Party the sum of $0.40 for each measured and indicated pound of uranium staked by the Company or a fee of $750 for each claim registered with the Bureau of Land Management, based on the use of the geological reports. This fee is payable to the Related Party in shares of common stock of the Company based on a share price of $2.50 per share. In connection with the issuance of the common shares, the Company agreed to grant the related party registration rights for the resale of such shares. If the shares are not registered and eligible for resale six months after issuance, the Company shall pay a penalty of an additional 10% of the number of shares issued. In December 2007, the staking and acquisition program was completed and a liability of $402,250 (2006 - $Nil) was recorded as due to the Related Party. This debt was settled through the issuance of 160,900 common shares in 2008.

b)

During the year ended December 31, 2008, the Company incurred $375,200 (2007 - $318,997, 2006 - $242,826) for consulting services and office expenses (included in general and administrative expenses) to companies controlled by a director who is Chairman of the Company. Other general and administrative expenses were reimbursed in the normal course of business. At December 31, 2008, $Nil (2007 - $18,000) is owing to the director and these companies.

c)

During the year ended December 31, 2008, the Company incurred $198,000 (2007 - $199,000, 2006 - $174,000) for consulting services (included in general and administrative expenses) to a director who is also Executive Vice President and Chief Operating Officer. Other general and administrative expenses were reimbursed in the normal course of business. In 2007, the Company acquired property assets from this director, valued at $402,250 (see Note 7(a)). During the year ended December 31, 2006, the Company settled $121,148 of debt through the granting of 131,000 stock options. At December 31, 2008, consulting services and expenditures incurred on behalf of the Company of $50,000 (2007 - $50,865) is owed to this director, and the amounts are unsecured, non-interest bearing, and due on demand.

d)

During the year ended December 31, 2008, the Company incurred $180,000 (2007 - $120,000, 2006 - $102,000) for consulting services (included in general and administrative expenses) to a company controlled by the President and Chief Executive Officer of the Company. Other general and administrative expenses were reimbursed in the normal course of business.

e)

During the year ended December 31, 2008, the Company incurred consulting fees of $126,400 (2007 - $82,017, 2006 - $31,414) to an entity controlled by the Chief Financial Officer of the Company. The amounts have been recorded as general and administrative expense.

f)

During the year ended December 31, 2008, the Company incurred consulting fees of $131,185 (2007 - $56,925) to an officer of the Company. Other general and administrative expenses were reimbursed to the officer in the normal course of business.

g)

During the year ended December 31, 2008, the Company incurred consulting fees of $126,900 (2007 - $49,605) to a company controlled by an officer of the Company. Other general and administrative expenses were reimbursed to the officer in the normal course of business.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008
(Expressed in US dollars)

7.	Related Party Transactions / Balances (continued)

h)

During the year ended December 31, 2008, the Company incurred Directors’ fees of $71,500 (2007 - $81,500, 2006 - $28,934) for five non-executive Directors. The amounts have been recorded as general and administrative expense.

i)

During the year ended December 31, 2008, the Company incurred consulting fees of $6,000 (2007 - $Nil, 2006 - $Nil) for a non-executive Director. The amounts have been recorded as general and administrative expense.

j)

During the year ended December 31, 2008, the Company incurred $5,600 (2007 - $22,000, 2006 - $120,000) for bonuses (included in general and administrative expenses) for officers. The amounts have been recorded as general and administrative expense.

8.	Common Stock

Share transactions for the year ended December 31, 2008:

	a)	In January, 2008 the Company issued 270,000 shares of common stock pursuant to the exercise of common share purchase options for proceeds of $202,500.

b)

In January, 2008 the Company issued 5,750,000 shares of common stock with a fair value of $19,090,000 for the acquisition of mineral properties. The Company incurred share issuance costs of $75,654. Refer to Note 5(m).

	c)	In March, 2008 the Company issued 96,100 shares of common stock pursuant to the exercise of common share purchase warrants for proceeds of $240,250.

	d)	In March, 2008 the Company issued 160,900 shares of common stock with a fair value of $402,250 to settle $402,250 owed to a Director of the Company. Refer to Note 7(a).

	e)	In March, 2008 the Company issued 16,300 shares of common stock pursuant to the exercise of common share purchase options for proceeds of $12,225.

f)

In April, 2008 the Company completed a private placement of 9,865,000 units, comprised of 9,865,000 common shares and 4,932,498 common share purchase warrants, at $2.40 per unit for gross proceeds of $23,676,000. Each warrant entitles the holder to purchase one common share for $3.50 for a two year period ending April 15, 2010. The Company paid cash commissions of $1,100,640 and 120,000 warrants to purchase 120,000 common shares at $2.60 per share exercisable for a one year period ending April 15, 2009. The Company incurred share issuance costs in connection with the private placement of $1,347,098 including agents’ warrants with a fair value of $68,041.

	g)	In June, 2008 the Company issued 50,000 shares of common stock pursuant to the exercise of stock options for proceeds of $37,500.

	h)	In August, 2008 the Company issued 20,000 shares of common stock pursuant to the exercise of common share purchase options for proceeds of $52,800.

Share transactions for the year ended December 31, 2007:

	a)	During January, February and March 2007, the Company issued 4,481,749 shares of common stock, pursuant to the exercise of common share purchase warrants, for proceeds of $8,316,678.

	b)	In January 2007, the Company issued 10,000 shares of common stock, pursuant to the exercise of stock options, for proceeds of $7,500.

	c)	In May 2007, the Company issued 32,000 shares of common stock, pursuant to the exercise of stock options, for proceeds of $28,900.

	d)	In June 2007, the Company issued 75,000 shares of common stock, pursuant to the exercise of stock options, for proceeds of $117,500.

	e)	In September 2007, the Company issued 45,000 shares of common stock, pursuant to the exercise of stock options, for proceeds of $95,000.

	f)	In October 2007, the Company issued 20,000 shares of common stock, pursuant to the exercise of stock options, for proceeds of $39,200.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008
(Expressed in US dollars)

8.	Common Stock (continued)

Share transactions for the year ended December 31, 2006:

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

The Company adopted a Stock Option Plan dated November 7, 2005 under which the Company is authorized to grant stock options to acquire up to a total of 10,000,000 shares of common stock. No options shall be issued under the Stock Option Plan at a price per share less than the defined Market Price. On June 11, 2008, the Company modified the Stock Option Plan to define Market Price as the volume weighted average trading price of the Company’s common shares on the Toronto Stock Exchange or American Stock Exchange, whichever has the greater trading volume for the five trading days before the date of grant. At December 31, 2008, the Company had 4,492,360 shares of common stock available to be issued under the Plan.

During the year ended December 31, 2008, the Company granted stock options to directors, officers, employees and consultants to acquire 1,063,000 common shares at exercise prices from $2.13 to $3.22 per share exercisable for 5 years and recorded stock-based compensation for the vested options of $2,681,417, as general and administrative expense.

During the year ended December 31, 2007, the Company granted stock options with immediate vesting to directors, officers, employees and consultants to acquire 1,920,000 common shares at exercise prices from $2.71 of $4.73 per share exercisable for 5 years and recorded stock-based compensation for the vested options of $4,922,613, as general and administrative expense.

During the year ended December 31, 2006, the Company granted stock options to directors and consultants to acquire 2,545,000 common shares at exercise prices from $0.75 to $1.96 per share exercisable for 5 years and recorded stock-based compensation for the vested options of $3,883,102 as general and administrative expense.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008
(Expressed in US dollars)

9.	Stock Based Compensation (continued)

During the year ended December 31, 2006, the Company granted stock options to a director to acquire 139,640 common shares at exercise prices of $0.01 to $2.65 per share exercisable for 5 years to settle $129,830 of debt. The exercise price was subsequently offset against amounts owing to the director. During the year ended December 31, 2006, the Company recorded stock-based compensation for the vested options of $240,923 as general and administrative expense.

The fair value for stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the years ended December 31, 2008, 2007 and 2006 were $2.20, $2.97 and $1.54 per share, respectively.

The weighted average assumptions used are as follows:

		Years Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Expected dividend yield	0%	0%	0%
Risk-free interest rate	2.94%	4.7%	4.4%
Expected volatility	134%	168%	250%
Expected option life (in years)	4.14	3.1	2.5

The total intrinsic value of stock options exercised during the year ended December 31, 2008 was $641,954 (2007 - $592,730, 2006 - $383,522).

The following table summarizes the continuity of the Company’s stock options:

			Weighted-
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
		$		$

Outstanding, December 31, 2005	-	-

Granted	2,684,640	1.01
Exercised	(139,640)	0.93

Outstanding, December 31, 2006	2,545,000	1.01

Granted	1,920,000	3.26
Exercised	(182,000)	1.58

Outstanding, December 31, 2007	4,283,000	2.00

Granted	1,063,000	2.64
Cancelled	(150,000)	3.36
Exercised	(356,300)	0.86

Outstanding, December 31, 2008	4,839,700	2.18	2.92	-

Exercisable, December 31, 2008	4,681,200	2.14	2.89	-

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008
(Expressed in US dollars)

9.	Stock Based Compensation (continued)

A summary of the status of the Company’s non-vested shares as of December 31, 2008, and changes during the years ended December 31, 2008 and 2007, is presented below:

		Weighted
		Average
	Number of	Grant Date
Non-vested shares	Shares	Fair Value
		$

Non-vested at January 1, 2007	-	-

Granted	1,920,000	2.97
Vested	(1,595,000)	2.95

Non-vested at December 31, 2007	325,000	3.14

Granted	1,063,000	2.20
Vested	(1,229,500)	2.36

Non-vested at December 31, 2008	158,500	2.86

As at December 31, 2008, there was $126,241 of total unrecognized compensation cost related to non-vested stock option agreements. That cost is expected to be recognized over a weighted average period of 0.53 years.

10.	Stock Purchase Warrants

a)

On April 15, 2008, as part of a private placement (see Note 8(f)), the Company issued 4,932,498 common share purchase warrants exercisable for $3.50 per share during the twenty-four month period ending April 15, 2010.

b)

On April 15, 2008 the Company issued 120,000 Agents’ common share purchase warrants (see Note 8(f)), exercisable for $2.60 per share during the twelve month period ending April 15, 2009. The fair value of warrants issued was estimated at the date of grant to be $68,041 using the Black-Scholes option-pricing model assuming an expected life of 1 year, a risk-free rate of 1.70%, an expected volatility of 83% and no expected dividends. The fair value of these share purchase warrants was approximately $0.57 per share. During the year ended December 31, 2008, the Company recorded stock issue costs of $68,041.

	c)	On March 3, 2008, 96,100 share purchase warrants were exercised and 96,100 common shares issued for cash proceeds of $240,250.

	d)	On March 3, 2008, 20,000 share purchase warrants expired.

	e)	On February 2, 2008, 50,000 share purchase warrants expired.

f)

On February 1, 2007, the Company issued 50,000 share purchase warrants to a consultant, exercisable at $3.69 per share on or before February 1, 2008. The fair value of warrants issued was estimated at the date of grant to be $75,140 using the Black-Scholes option-pricing model assuming an expected life of 1 year, a risk-free rate of 4.86%, an expected volatility of 103% and no expected dividends. The fair value of these share purchase warrants was approximately $1.50 per share. During the year ended December 31, 2008, the Company recorded stock-based compensation of $6,262 (2007 - $68,878) as general and administrative expense.

A summary of the changes in the Company’s common share purchase warrants is presented below:

		Weighted Average
	Number	Exercise Price
		$
Balance, December 31, 2006	4,697,849	1.86
Issued	50,000	3.69
Expired	(100,000)	2.25
Exercised	(4,481,749)	1.86
Balance December 31, 2007	166,100	2.86
Issued	5,052,498	3.48
Exercised	(96,100)	2.50
Expired	(70,000)	3.35
Balance December 31, 2008	5,052,498	3.48

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008
(Expressed in US dollars)

10.	Stock Purchase Warrants (continued)

As at the December 31, 2008, the following common share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
	$
120,000	2.60	April 15, 2009
4,932,498	3.50	April 15, 2010

5,052,498

11.	Commitments

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

	d)	On September 18, 2008 the Company signed two mining lease agreements which require ten annual payments of $75,000. The first payment was made on signing. (Refer to Note 5(p)).

e)

Effective September 1, 2008 the Company amended its office and administration services agreement with a company controlled by a director, for an amount of $15,975 (Cdn$17,000) per month, extending its term to August 31, 2010.

f)

As of December 31, 2008, the Company has provided a bond in the amount of $622,500 to the State of Wyoming, Department of Environmental Quality or the Secretary of the Interior, United States Government. The bond is in lieu of depositing cash to guarantee reclamation of exploration drill holes in the Arkose Mining Venture and surety was provided by an insurance company. The bond applies to 250 drill holes on a revolving basis. The Company and the Arkose Mining Venture have a 100% record of completing reclamation without recourse to security provided.

12.	Income Taxes

The Company has adopted the provisions of SFAS 109, “Accounting for Income Taxes”. Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in the consolidated financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years. The Company has approximately $10,572,942 of net operating losses to carry forward which are available to offset taxable income in future years which expire through fiscal 2028. For the years ended December 31, 2008, 2007 and 2006 the valuation allowance established against the deferred tax assets increased by $11,299,163, $3,442,858, and $503,479 respectively.

The components of the net deferred tax asset at December 31, 2008, 2007, and 2006, the statutory tax rate, the effective tax rate, and the amount of the valuation allowance are indicated below:

	December 31,	December 31,	December 31,
	2008	2007	2006

Loss before taxes	$(34,247,199)	$(14,197,366)	$(6,548,901)
Statutory rate	35%	35%	35%

Computed expected tax (recovery)	$(11,986,520)	$(4,969,078)	$(2,292,115)
Stock-based compensation	938,496	1,517,262	1,307,383
Joint venture chargeback	(251,140)	–	–
Mineral property acquisition costs	–	–	421,957
Miscellaneous	–	8,958	59,296
Increase in valuation allowance:
Net operating loss	622,297	989,919	503,479
Exploration and development	1,980,401	–	–
Mineral property acquisition costs	8,696,466	2,452,939	–

Reported income taxes	$–	$–	$–

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008
(Expressed in US dollars)

12.	Income Taxes

			December 31,
	December 31,	December 31,	2006
	2008	2007	$

Deferred tax asset
- Net operating losses	$3,700,530	$3,078,233	$2,088,314
- Mineral property acquisition, exploration and
development	13,674,897	2,998,031	545,092
- Less valuation allowance	(17,375,427)	(6,076,264)	(2,633,406)

Net deferred tax asset	$–	$–	$–

The Company has incurred operating losses of approximately $10,572,942 which, if unutilized, will expire through to 2028. Future tax benefits, which may arise as a result of these losses, have not been recognized in these consolidated financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the loss.

	Net	Expiration
	Loss	Date

1999	$329	2019
2000	493	2020
2001	18,389	2021
2002	46,564	2022
2003	23,560	2023
2004	18,367	2024
2005	4,420,398	2025
2006	1,438,511	2026
2007	2,828,339	2027
2008	1,777,992	2028

	$10,572,942

13.	Segment Disclosures

The Company has two operating segments both involving the acquisition and exploitation of uranium and mineral resources. These operating segments consist of the Arkose Joint Venture (“Arkose”) and the Company’s remaining operations

Factors used to identify the Company’s reportable segments include the organizational structure of the Company and the financial information available for evaluation by the chief operating decision-maker in making decisions about how to allocate resources and assess performance. The Company’s operating segments have been broken out based on similar economic and other qualitative criteria. The Company operates both reporting segments in one geographical area, the United States.

The Chief Executive Officer is the Company’s Chief Operating Decision Maker (CODM) as defined by SFAS 131, “Disclosure about Segments of an Enterprise and Related Information.” The CODM allocates resources and assesses the performance of the Company based on the results of operations.

Prior to the year ended December 31, 2008, the Company only had one operating segment.

	Total	Uranerz	Arkose
	$	$	$

Assets	22,865,737	21,909,388	956,349

Net loss	(34,247,199)	(31,419,772)	(2,827,427)
Interest expense	(5,551)	(5,551)	–
Interest revenue	610,408	610,408	–
Depreciation	(129,268)	(129,268)	–
Gain on disposal of discontinued operations	979,709	979,709	–
Loss from discontinued operations	(2,632)	(2,632)	–

14.	Subsequent Events

In January 2009, the Company granted 1,327,500 stock options to directors, officers, employees and consultants at an exercise price of $0.65 per share expiring from January 5, 2011 to November 7, 2015.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

During the period covered by this Annual Report of Form 10-K for the fiscal year ended December 31, 2008, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the design and operation of the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008 and no material weaknesses were discovered.

Attestation Report of the Independent Registered Public Accounting Firm

The Company’s independent registered public accounting firm, Manning Elliott LLP, has issued an attestation report on the Company’s internal control over financial reporting. Their report, dated March 3, 2009, is included in Item 8 above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the above-referenced evaluation by management of the effectiveness of our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to our current directors, executive officers and key employees. The term for each director expires at our next annual meeting or until his or her successor is appointed. The ages of the directors, executive officers and key employees are shown as of December 31, 2008.

	Current Office with		Director/Officer
Name	Company	Principal Occupation	Since	Age

Glenn Catchpole	President and Chief	President and Chief Executive	March 1, 2005	65
	Executive Officer;	Officer, Uranerz Energy
	Director	Corporation

George Hartman	Executive Vice-	Executive Vice-President and	May 9, 2005	69
	President and Chief	Chief Operating Officer, Uranerz
	Operating Officer;	Energy Corporation
	Director

Dennis Higgs	Chairman	Chairman Uranerz Energy	May 26, 1999	51
		Corporation

Paul Saxton*	Director	President of Lincoln Gold	October 26, 2004	62
		Corporation

Dr. Gerhard Kirchner*	Director	Director, Mindoro Resources	March 13, 2005	78
		Limited

Peter Bell*	Director	President of Ezon Healthcare	May 10, 2006	74
		Corporation

Arnold J. Dyck*	Director	Self-Employed, General	May 23, 2006	68
		Contractor

Richard Holmes*	Director	Secretary, Treasurer PhosMex	May 23, 2006	67
		Corporation

Benjamin Leboe	Chief Financial Officer	Chief Financial Officer of	May 23, 2006	63
		Uranerz Energy Corporation

Kurtis Brown	Senior Vice-President,	Senior Vice-President,	March 8, 2007	58
	Exploration	Exploration of Uranerz Energy
		Corporation

Douglas Hirschman	Vice President, Lands	Vice President, Lands of Uranerz	December 6, 2007	56

	Current Office with		Director/Officer
Name	Company	Principal Occupation	Since	Age
		Energy Corporation

Sonya Reiss	Vice President and	Vice President and Corporate	December 6, 2007	38
	Corporate Secretary	Secretary, Uranerz Energy	Resigned January
		Corporation	2009

* - Indicates that the director is “independent” in accordance with the NYSE Alternext US LLC Company Guide.

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

Mr. Higgs has been involved in the financial and venture capital markets for over twenty years, raising several millions of dollars in the United States, Canada and Europe. He founded his first junior exploration company in 1983 and took it public through an initial public offering in 1984. Since then, Mr. Higgs has been involved in the founding, financing and initial public listing of several companies, including Arizona Star Resource Corp. (TSX: “AZS”) and BioSource International Inc. (NASDAQ: “BIOI”). BioSource was acquired by Invitrogen Corporation at $12.50/share in October, 2005 and Arizona Star was acquired by Barrick Gold Corporation at $18.00 in December 2007.

In July 1990, Mr. Higgs established Senate Capital Group Inc., a private venture capital company which provides management consulting and investor relations services.

At present, Mr. Higgs also serves as a director of Miranda Gold Corp., a Canadian public gold exploration company, which he founded in May 1993.

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

Mr. Saxton has been appointed to the Company’s nomination and governance committee, and compensation committee.

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

Mr. Holmes has been appointed to the Company’s audit committee, and the nominating and corporate governance committee.

Mr. Peter Bell was appointed to the Board of Directors on May 10, 2006. Mr. Bell practiced as a licensed pharmacist until 1968. Since that time he has been a self-employed consultant and a director and member of a number of private and public companies and professional organizations. Mr. Bell is a director of Current Technology Corporation which markets an electrostatic hair maintenance and re-growth process, since 1992. Since 1997, Mr. Bell has been a director and is the President of Ezon Healthcare Corporation, a private company that is involved in the development of a graphic labelling system for pharmaceutical products.

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

Mr. Bell has been appointed to the Company’s audit committee, the nominating and corporate governance committee, and the compensation committee.

Mr. Benjamin Leboe was appointed as the Company’s Chief Financial Officer on May 23, 2006 and acted as our Corporate Secretary from October, 2006 to December, 2007. Mr. Leboe was a senior consultant, management consulting of the Business Development Bank of Canada, from January 2005 to February 2006. Previously, Mr. Leboe was president, secretary, treasurer, principal financial and accounting officer and a director of Asia Payment Systems Inc., (now Card Trend International) a United States and Hong Kong based company engaged in payment processing services and related applications from June 1998 to January 2005. Concurrently, from January 2003 to January 2005, Mr. Leboe was the chief financial officer of C-Chip Technologies Inc. (now Avensys Corporation), a Montreal based corporation developing high-tech products and services for security and risk mitigation activities.

Mr. Leboe has been the principal of Independent Management Consultants of British Columbia from 1990 to date. Concurrently, Mr. Leboe was previously vice-president and chief financial officer of VECW Industries Ltd. from 1990 to 1993, and a partner of KPMG Consulting from 1978 to 1990.Mr. Leboe received his bachelor of commerce degree from the University of British Columbia. Mr. Leboe is a Chartered Accountant and a Certified Management Consultant in the Province of British Columbia.

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

In 1988, Dr. Ruhrmann became engaged in hydrogeological and geotechnical work in Cameco’s engineering division, assessing above-ground uranium tailings management facilities and contributing to the in-pit tailings disposal concept at the Deilmann open pit in Saskatchewan.

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

Committees of the Board of Directors

Set forth below are our company’s current practices relating to the functions associated with an audit committee, a compensation committee and a corporate governance and nominating committee.

Audit Committee

We have a standing audit committee, established in accordance with Rule 3(a) (58)(A) of the Securities Exchange Act of 1934, as amended, and audit committee charter, which complies with Rule 10A-3 and the requirements of the NYSE Alternext US LLC. Our audit committee is comprised of three directors all of whom, in the opinion of the Company’s Board of Directors are independent (in accordance with Rule 10A-3 and the requirements of the NYSE Alternext US LLC): Arnold Dyck, Peter Bell and Richard Holmes. Mr. Arnold Dyck satisfies the requirement of a “financial expert” as defined under Item 407(d)(5) of Regulation S-K and is, in the opinion of the Company’s Board of Directors, “independent” as that term is used in the NYSE Alternext US LLC Company Guide and Rule 10A-3 of the Securities Exchange Act of 1934, as amended.

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

Compensation Committee

We have a Compensation Committee comprised of three directors all of whom, in the opinion of the Company’s Board of Directors, are independent (under the NYSE Alternext US LLC Company Guide): Peter Bell, Arnold J. Dyck and Paul Saxton. We have a Compensation Committee charter that complies with the requirements of the NYSE Alternext US LLC. Our Compensation Committee is responsible for considering and authorizing terms of employment and compensation of executive officers and providing advice on compensation structures in the various jurisdictions in which we operate. Our Chief Executive Officer may not be present during the voting determination or deliberations of his or her compensation. In addition, our Compensation Committee reviews both our overall salary objectives and significant modifications made to employee benefit plans, including those applicable to executive officers, and propose awards of stock options.

Corporate Governance and Nominating Committee

We have a Corporate Governance and Nominating Committee comprised of three directors all of whom, in the opinion of the Company’s Board of Directors, are independent (under the NYSE Alternext US LLC Company Guide): Richard Holmes, Peter Bell and Paul Saxton. We have a Nominating Committee charter that complies with the requirements of the NYSE Alternext US LLC. Our Corporate Governance Committee is responsible for developing our approach to corporate governance issues.

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

Our Code of Ethics is available at our website at www.uranerz.com. We intend to disclose any waiver from a provision of our code of ethics that applies to any of our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions that relates to any element of our code of ethics on our website. No waivers were granted from the requirements of our Code of Ethics during the year ended December 31, 2008, or during the subsequent period from January 1, 2009, through the date of this report.

Recommendation to the Board of Directors

There have been no changes in the Company’s procedures by which shareholders of the Company may recommend nominees to the Company’s Board of Directors.

Compliance with Section 16(A) of the Securities Exchange Act.

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended December 31, 2008 all such filing requirements applicable to our officers and directors were complied with other than the following reports which were filed late by the following persons:

Name and Principal Position	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Dennis Higgs	None	None	None
Glenn Catchpole	One	One	None
Paul Saxton	Two	Two	None
Gerhard Kirchner	Two	Two	None
George Hartman	None	None	None
Peter Bell	None	None	None
Arnold Dyck	None	None	None
Richard Holmes	None	None	None
Benjamin Leboe	None	None	None
Kurtis Brown	None	None	None
Douglas Hirschman	None	None	None
Sonya Reiss	None	None	None

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

A summary of cash and other compensation paid in accordance with management consulting contracts for our Principal Executive Officer and other named executive officers for the last three fiscal years is as follows:

Name (5) and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (Note 1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Comp.	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Dennis Higgs Chairman and Director (2)	2008 2007 2006	175,900 142,736 103,200	800 2,000 35,000		271,733 710,050 483,700			9,731	448,433 854,786 631,631
Glenn Catchpole President/ PEO and Director (3)	2008 2007 2006	180,000 120,000 96,000	1,000 10,000 50,000		271,733 710,050 483,700			6,000	452,733 840,050 635,700
George Hartman Exec. Vice President and Director (4)	2008 2007 2006	198,000 199,000 174,000	1,000 2,000 25,000		271,733 710,050 711,326				470,733 911,050 910,326
Benjamin Leboe Chief Financial Officer (5)	2008 2007 2006	126,400 82,017 31,414	800 2,000		271,733 355,000 204,729				398,933 439,017 236,143
Kurtis Brown VP (6)	2008 2007	123,600 103,750	1,000 17,000	395,253 346,147				28,200	548,053 466,897
Notes to Summary of Executive Compensation and Executive Compensation Agreements

1.

Option award compensation is the fair value for stock options awarded during the period, a notional amount estimated at the date of the grant using the Black-Scholes option-pricing model. The actual value received by the executives may differ materially and adversely from that reported herein.

2.

Salary is a management fee paid to a private holding company of Mr. Dennis Higgs. Mr. Higgs became Chairman of our Board on February 1, 2006. In 2005 we entered into a consulting agreement with Ubex Capital Inc., wholly owned by Dennis Higgs. The Agreement currently states that we will pay a monthly fee of CDN$15,000 in consideration of the provision of the services of Mr. Higgs as executive Chairman.

3.

Salary is a management fee paid to a private holding company of Mr. Glenn Catchpole. Mr. Catchpole was appointed President and CEO on March 1, 2005. In 2005 we entered into a consulting agreement with Catchpole Enterprises Inc. Catchpole Enterprises is wholly owned by Glenn and Judy Catchpole. The Agreement currently states that we will pay a monthly consulting fee of US $15,000 in consideration of the provision of the services of Mr. Catchpole as our President and Chief Executive Officer.

4.

Salary is a consulting fee paid to Mr. George Hartman. Mr. Hartmann was appointed Senior Vice President -Mining on May 9, 2005 and subsequently appointed Executive Vice President and Chief Operating Officer. Mr. Hartman is paid for consulting on the basis of $1,000 per day.

5.

Salary is a consulting fee paid to an entity owned by Benjamin Leboe. Mr. Leboe was appointed Chief Financial Officer on May 23, 2006 and Corporate Secretary on October 12, 2006. In 2006 we entered into a consulting agreement with Independent Management Consultants of British Columbia. (IMC). IMC is wholly owned by Benjamin Leboe, our Chief Financial Officer. The Agreement currently states that we will pay for consulting services provided, based upon a rate of CDN$12,000 per month.

6.	Mr. Brown was appointed Senior Vice President, Exploration in August 2007.

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

  Base salary
  Stock incentive plan
  Bonus.

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

Grants of Plan-Based Awards - 2008

					All Other
					Stock
	Estimated				Awards:
	Non-Equity	Future		Under	Number of		Award
	(1)	Incentive	Payouts Plan	Awards	Shares of		Date
							Fair Value
							of
					Stock or		Stock and
	Threshold	Target	Maximum		Units (2)		Option
Name	$	$	$		(#)	Award Date	Awards (1)
Dennis Higgs	--	--		--	125,000	01/07/08	$271,733
Glenn Catchpole	--	--		--	125,000	01/07/08	$271,733
George Hartman	--	--		--	125,000	01/07/08	$271,733
Benjamin Leboe	--	--		--	125,000	01/07/08	$271,733
Kurtis Brown	--	--		--	25,000	01/07/08	$54,250

1.

Option award compensation is the fair value for stock options granted during the period, a notional amount estimated at the date of the grant using the Black-Scholes option-pricing model. All options were priced at the market price of common shares on the date of the grant. The actual value received by the executives may differ materially and adversely from that reported herein.

Grants of Plan-Based Awards - 2007

					All Other
					Stock
	Estimated				Awards:
	Non-Equity	Future		Under	Number of		Award
	(1)	Incentive	Payouts Plan	Awards	Shares of		Date
							Fair Value
							of
					Stock or		Stock and
	Threshold	Target	Maximum		Units (2)		Option
Name					(#)	Award Date	Awards (1)
Dennis Higgs	--	--		--	250,000	01/26/07	$710,050
Glenn Catchpole	--	--		--	250,000	01/26/07	$710,050
George Hartman	--	--		--	250,000	01/26/07	$710,050
Benjamin Leboe	--	--		--	125,000	01/26/07	$355,000
Kurtis Brown	--	--		--	15,000	01/26/07	$42,600
Kurtis Brown	--	--		--	250,000	02/09/07	$303,547

1.

Option award compensation is the fair value for stock options granted during the period, a notional amount estimated at the date of the grant using the Black-Scholes option-pricing model. All options were priced at the market price of common shares on the date of the grant. The actual value received by the executives may differ materially and adversely from that reported herein.

Disclosure Relating to Grants of Plan-Based Awards

In 2008 the Company granted Mr. Higgs, Mr. Catchpole, Mr. Hartman, Mr. Leboe and Mr. Brown stock options under the Company’s 2005 Nonqualified Stock Option Plan. Mr. Higgs Mr. Catchpole, Mr. Hartman and Mr. Leboe each received 125,000 options, exercisable at $2.64 per share of common stock acquirable, expiring January 7, 2013. Mr. Brown received 25,000 options, exercisable at $2.64 per share of common stock acquirable, expiring January 7, 2013. For a discussion of the terms and conditions of the 2005 Nonqualified Stock Option Plan please see the disclosure under the section heading “Market for Common Equity - 2005 Stock Option Plan”

In 2007 the Company granted Mr. Higgs, Mr. Catchpole, Mr. Hartman, Mr. Leboe and Mr. Brown stock options under the Company’s 2005 Nonqualified Stock Option Plan. Mr. Higgs received 250,000 options, exercisable at $3.20 per share of common stock acquirable, expiring January 26, 2012. Mr. Catchpole received 250,000 options, exercisable at $3.20 per share of common stock acquirable, expiring January 26, 2012. Mr. Hartmann received 250,000 options, exercisable at $3.20 per share of common stock acquirable, expiring January 26, 2012. Mr Leboe received 125,000 options, exercisable at $3.20 per share of common stock acquirable, expiring January 26, 2012 and Mr. Brown received 15,000 options, exercisable at $3.20 per share of common stock acquirable, expiring January 26, 2012 and 250,000 exercisable at $3.45 per share of common stock acquirable, expiring February 9 , 2012. For a discussion of the terms and conditions of the 2005 Nonqualified Stock Option Plan please see the disclosure under the section heading “Market for Common Equity - 2005 Stock Option Plan”

Outstanding Equity Awards to Executives at Fiscal Year-end

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisab le (c)	Equity Incentive Plan Awards: Number of Securities Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiry Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Dennis Higgs	350,000 250,000 125,000	Nil Nil Nil	Nil Nil Nil	0.75 3.20 2.64	Jan 6, 2011 Jan 26, 2012 Jan 7, 2013	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Glenn Catchpole	350,000 250,000 125,000	Nil Nil Nil	Nil Nil Nil	0.75 3.20 2.64	Jan 6, 2011 Jan 26, 2012 Jan 7, 2013	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
George Hartman	350,000 250,000 125,000	Nil Nil Nil	Nil Nil Nil	0.75 3.20 2.64	Jan 6, 2011 Jan 26, 2012 Jan 7, 2013	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Benjamin Leboe	100,000 125,000 125,000	Nil Nil Nil	Nil Nil Nil	1.96 3.20 2.64	May 23, 2011 Jan 26, 2012 Jan 7, 2013	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Kurtis Brown	15,000 187,500 Nil 25,000	Nil Nil 62,500 Nil	Nil Nil Nil Nil	3.20 3.45 3.45 2.64	Jan 26, 2012 Feb 9, 2012 Feb 9, 2012 Jan 7, 2013	Nil Nil 62,500 Nil	Nil Nil 31,875 Nil	Nil Nil Nil Nil	Nil Nil Nil Nil

Option Exercises and Stock Vested in 2008

	Option Grants		Stock Awards
	Number of		Number of	Value
	Shares	Value Realized	Shares	Realized on
	Acquired	on Exercise	Acquired on	Vesting
Name	on Exercise	($)	Vesting	($)
Dennis Higgs	Nil	Nil	Nil	Nil
Glenn Catchpole	Nil	Nil	Nil	Nil
George Hartman	36,300	50,917	Nil	Nil
Benjamin Leboe	Nil	Nil	Nil	Nil
Kurtis Brown	Nil	Nil	Nil	Nil

Option Exercises and Stock Vested in 2007

	Option Grants		Stock Awards
	Number of		Number of	Value
	Shares	Value Realized	Shares	Realized on
	Acquired	on Exercise	Acquired on	Vesting
Name	on Exercise	($)	Vesting	($)
Dennis Higgs	Nil	Nil	Nil	Nil
Glenn Catchpole	Nil	Nil	Nil	Nil
George Hartman	Nil	Nil	Nil	Nil
Benjamin Leboe	Nil	Nil	Nil	Nil
Kurtis Brown	Nil	Nil	Nil	Nil

Compensation Committee Interlocks and Insider Participation

No person who served as a member of the Compensation Committee during fiscal 2008 or 2007 was a current or former officer or employee of the Corporation or engaged in certain transactions with the Company required to be disclosed by regulations of the SEC. Additionally, there were no compensation committee “interlocks” during 2007 and 2008, which generally means that no executive officer of the Corporation served as a director or member of the compensation committee of another entity, which had an executive officer serving as a director or member of the Company’s Compensation Committee.

Compensation Committee Report

The Uranerz Energy Corporation Compensation Committee oversees the Company’s compensation reporting process on behalf of the Board of Directors. The Committee has three members, each of whom is “independent” as defined in the NYSE Alternext US LLC Company Guide. The Committee operates under a written charter, revised and adopted by the Board.

The Committee assists the Board of Directors by overseeing the (1) annual review of director and executive officer compensation policies and goals, (2) determining the compensation of directors and executive officers, (3) and providing accurate public disclosure of the Company’s compensation.

In the course of providing its oversight responsibilities regarding the Company’s compensation of directors and executive officers in 2008, the Committee reviewed and discussed with management the Compensation Discussion and Analysis included in this Annual Report.

Based on the Committee’s review of the Compensation Discussion and Analysis and discussions with the Board of Directors and the Company’s management, the Committee recommended that the Compensation Discussion and Analysis be included in this Annual Report.

Submitted by the following members of the Compensation Committee of the Board of Directors:

/s/ Peter Bell	/s/ Arnold J. Dyck	/s/ Paul Saxton

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

Director Compensation - 2008

	Fees
	Earned or			Non-Equity	Non- Qualified
Name	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
	($)	($)	($)	($)	($)	($)	($)
			Note (1)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Gerhard Kirchner	4,000		76,085				80,085
Paul Saxton	8,500		76,085				84,585
Arnold Dyck	20,500		76,085			6,000	102,585
Peter Bell	21,000		76,085				97,085
Richard Holmes	17,500		76,085				93,585

1.

Option award compensation is the fair value for stock options granted during the period, a notional amount estimated at the date of the grant using the Black-Scholes option-pricing model. All options were priced at the market price of common shares on the date of the grant. The actual value received by the directors may differ materially and adversely from that reported herein.

Director Compensation - 2007

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) Note (1)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Gerhard Kirchner	7,000		170,400				177,400
Paul Saxton	11,000		127,800				138,800
Arnold Dyck	22,000		127,800				149,800
Peter Bell	22,500		127,800				150,300
Richard Holmes	19,000		127,800				146,800

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
  Compensation Committee: Chair: $4,500/year. Members: $3,000/year.

Executives and officers who are also directors are not compensated under this plan

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information as of December 31, 2008 regarding the ownership of our common stock by:

each person who is known by us to own more than 5% of our shares of common stock; and each named executive officer, each director and all of our directors and executive officers as a group.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 55,452,387 shares of common stock outstanding as of December 31, 2008.

Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission. Shares subject to options that are exercisable within 60 days following December 31, 2008 are deemed to be outstanding and beneficially owned by the optionee for the purpose of computing share and percentage ownership of that optionee but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock	Percentage of Common Stock (1)
DIRECTORS AND EXECUTIVE OFFICERS
Common Stock	Dennis Higgs Director, Chairman Suite 1410 – 800 West Pender St. Vancouver, B.C., V6C 2V6	4,596,240(2)	7.73%
Common Stock	Glenn Catchpole Director, President and CEO/PEO 222 Carriage Circle Cheyenne, WY., 82009	2,177,600 (3)	3.66%

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock	Percentage of Common Stock (1)

Common Stock	George Hartman Director, Senior Vice President, 1220 Elkhorn Valley Drive Casper, WY., 82609	1,480,600 (4)	2.49%
Common Stock	Dr. Gerhard Kirchner P.O.Box 196, Mont Nebo, SK S0J 1X0	654,622 (5)	1.10%
Common Stock	Paul Saxton 188 Stonegate Drive Furry Creek, BC., V0N 3G4	185,000 (6)	**
Common Stock	Peter Bell #105 – 3389 Capilano Road North Vancouver, B.C., V7R 4W7	250,000 (7)	**
Common Stock	Arnold J. Dyck 504 – 230 Saskatchewan Crescent East Saskatoon, Saskatchewan S7N 0K6	233,000 (8)	**
Common Stock	Richard Holmes 2611 Tanbridge Road Charlotte, NC., 28226	210,000 (9)	**
Common Stock	Benjamin Leboe, CFO/PFO 16730 Carrs Landing Road Lake Country, BC V4V 1B2	362,000 (10)	**
Common Stock	Kurtis Brown 3707 Brisbane Avenue Bakersfield, CA 93313	294,000 (11)	**
Total		10,443,062	17.55%

** - indicates ownership less than 1%

(1)      The percent of class is based on 59,494,587 shares comprised of 55,452,387 shares of common stock issued and outstanding as of December 31, 2007 plus 43,500 warrants and 3,998,700 options vesting within 60 days of December 31, 2007.

(2)      Includes 3,830,240 shares, 41,000 exercisable Share Purchase Warrants and 725,000 exercisable Share Purchase Options.

(3)      Includes 1,480,100 shares, 2,500 exercisable Share Purchase Warrants and 725,000 exercisable Share Purchase Options.

(4)      Includes 791,900 shares and 688,700 exercisable Share Purchase Options

(5)      Includes 284,622 shares and 370,000 exercisable Share Purchase Options.

(6)      Includes 5,000 shares and 180,000 exercisable Share Purchase Options

(7)      Includes 20,000 shares and 230,000 exercisable Share Purchase Options

(8)      Includes 3,000 shares and 230,000 exercisable Share Purchase Options

(9)      Includes nil shares and 210,000 exercisable Share Purchase Options

(10)     Includes 12,000 shares and 350,000 exercisable Share Purchase Options

(11)     Includes 4,000 shares and 290,000 exercisable Share Purchase Options

It is believed by us that all persons named have full voting and investment power with respect to the shares indicated, unless otherwise noted in the table. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in our control.

We are not, to the best of our knowledge, directly or indirectly owned or controlled by another corporation or foreign government.

As of December 31, 2008 we had approximately 260 registered shareholders of record of our common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Reportable transactions with related parties since January 1, 2008, including named security holders, are as follows.

Mr. Dennis Higgs, Director and Chairman

During the year ended December 31, 2008, the Company incurred $375,200 (2007 - $318,997, 2006 - $242,826) for consulting services and office expenses (included in general and administrative expenses) to companies controlled by Mr. Higgs who is Chairman of the Company. Other general and administrative expenses were reimbursed in the normal course of business. At December 31, 2008, $Nil (2007 - $18,000) is owing to the director and these companies.

Mr. Glenn Catchpole, Director, President and Chief Executive Officer

During the year ended December 31, 2008, the Company incurred $180,000 (2007 - $120,000, 2006 - $102,000) for consulting services (included in general and administrative expenses) to a company controlled by Mr. Catchpole, President and Chief Executive Officer of the Company. Other general and administrative expenses were reimbursed in the normal course of business.

Mr. George Hartman, Director, Executive Vice-President and Chief Operating Officer

During the year ended December 31, 2008, the Company incurred $198,000 (2007 - $199,000, 2006 - $174,000) for consulting services (included in general and administrative expenses) to Mr. Hartman, a director who is also Executive Vice President and Chief Operating Officer. Other general and administrative expenses were reimbursed in the normal course of business. In 2007, the Company acquired property assets from this director, valued at $402,250 (see Note 7(a)). During the year ended December 31, 2006, the Company settled $121,148 of debt through the granting of 131,000 stock options. At December 31, 2008, consulting services and expenditures incurred on behalf of the Company of $50,000 (2007 - $50,865) is owed to this director, and the amounts are unsecured, non-interest bearing, and due on demand.

Mr. Benjamin Leboe, Director, Chief Financial Officer

During the year ended December 31, 2008, the Company incurred consulting fees of $126,400 (2007 - $82,017, 2006 - $31,414) to an entity controlled by Mr. Leboe, the Chief Financial Officer of the Company. The amounts have been recorded as general and administrative expense.

Other

As disclosed above under “Executive Compensation – Stock Option Grants”, we granted options to purchase shares of our common stock to our officers and directors under our 2005 Stock Option Plan during 2006, 2007 and 2008.

Director Independence

We had eight directors at December 31, 2008, including five independent directors, as follows:

Dennis Higgs
Glenn Catchpole
George Hartman
Dr. Gerhard Kirchner, independent
Paul Saxton, independent
Arnold Dyck, independent
Peter Bell, independent
Richard Holmes, independent

An “independent” director is a director whom the Board of Directors has determined satisfies the requirements for independence under the NYSE Alternext US LLC Company Guide.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth information regarding the amount billed to us by our independent auditor, Manning Elliott LLP for our three fiscal years ended December 31, 2008:

Years Ended December 31
	2008	2007	2006
Audit Fees	$102,000	$53,200	$34,250
Audit Related Fees	Nil	$1,350	Nil
Tax Fees	$8,600	$7,000	Nil
All Other Fees	Nil	Nil	Nil
Total	$110,600	$61,550	$34,250

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents Filed as Part of This Report.

(1) Financial Statements

•	Consolidated Balance Sheets as of December 31, 2008 and 2007
•	Statements of Consolidated Operations for the years ended December 31, 2008, 2007, and 2006
•	Statements of Consolidated Common Shareholders’ Equity for the years ended December 31, 2008, 2007 and 2006
•	Statements of Consolidated Cash Flows for the years ended December 31, 2008, 2007, and 2006
•	Notes to Consolidated Financial Statements
•	Reports of Independent Registered Public Accounting Firm

(2) Financial Statement Schedules

Schedules are omitted and are not applicable or not required, or the required information is shown in the financial statements or notes thereto.

(3) Exhibits

Where an exhibit is filed by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses.

Exhibit
Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws, as amended (1)
3.3	Articles of Amendment filed July 5, 2005 (3)
3.4	Articles of Amendment file August 8, 2008(16)
4.1	Share Certificate(1)
10.1	Office and Administration Services Agreement between the Company and Senate Capital Group Inc. dated September 1, 2005 (2)
10.2	Agreement for Services between the Company and Highlands Capital, Inc. dated November 1, 2005 (2)
10.3	Financial Public Relations Agreement between the Company and Accent Marketing Ltd. dated November 1, 2005 (2)
10.4	Mineral Property Purchase Agreement between the Company and Ubex Capital Inc. dated April 26, 2005 (2)
10.5	Joint Venture Agreement between the Company and Triex Minerals Corporation dated November 4, 2005 (2)
10.6	Consulting Agreement between the Company and Ubex Capital Inc. for management and consulting services (2)
10.7	Consulting Agreement between Catchpole Enterprises and the Company (3)
10.8	Joint Venture Agreement between the Company and Bluerock Resources Ltd. (3)
10.9	Option and Purchase Agreement for federal mining claims in Wyoming (3)
10.10	Agreement to Purchase ten mining claims in Wyoming (3)
10.11	2005 Stock Option Plan (4)
10.12	Mr. George Hartman letter agreement. (3)
10.13	Black Range Minerals Agreement dated June 7, 2006 (5)
10.14	Amendment to Joint Venture Agreement dated September 12, 2006 between the Company and Bluerock Resources Ltd. (6)
10.15	Agreement dated February 1, 2007 between the Company and Robert C. Shook to acquire three projects separate uranium projects located in northeast Wyoming, in central Powder River Basin (7) (8)
10.16	Consulting Agreement dated February 1, 2007 between the Company and O & M Partners, LLC (7) (8)
10.17	Christensen Ranch Agreement dated October 30, 2006 between the Company and George Hartman (9) (10)
10.18	Amendment Agreement dated January 1, 2007 between the Company and Ubex Capital Inc. (10)
10.19	Amendment Agreement dated January 1, 2007 between the Company and Catchpole Enterprises Inc. (10)
10.20	Amendment Agreement dated January 1, 2007 between the Company and Senate Capital Group Inc. (10)
10.21	Purchase and Sale Agreement with NAMMCO dated September 19, 2007, as amended (11) (12)
10.22	Venture Agreement with United Nuclear LLC dated January 15, 2008 (13)
10.23	Amendment Agreement dated January 1, 2008 between the Company and Independent Management Consultants of British Columbia

Number	Description
10.24	Amendment Agreement dated January 1, 2008 between the Company and Ubex Capital Inc.
10.25	Amendment Agreement dated January 1, 2008 between the Company and Catchpole Enterprises Inc.
10.26	Amendment Agreement # 2 dated January 1, 2008 between the Company and Senate Capital Inc.
10.27	Amendment Agreement # 3 dated September 30, 2008 between the Company and Senate Capital Inc.
10.28	Agency Agreement with Haywood Securities and Cormark Securities Inc. dated April 15, 2008(14)
10.29	Amendment to Joint Venture Agreement dated March 20, 2008 between the Company and Bluerock Resources Ltd. (15)
23.1	Consent of Manning Elliott LLP, independent registered accountants
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(f) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(f) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to Rule 13a or 15(d) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Rule 13a or 15(d) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form SB-2 filed March 15, 2002
(2)	Previously filed as an exhibit to the Quarterly Report on Form 10-QSB filed November 21, 2005
(3)	Previously filed as an exhibit to the Annual Report on Form 10-KSB filed April 14, 2006
(4)	Filed as an exhibit to our Registration Statement on Form S-8 filed with the SEC on November 21, 2005.
(5)	Previously filed as an exhibit to the Quarterly Report on Form 10-QSB filed August 15, 2006
(6)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed November 13, 2006.
(7)	As reported in two separate Current Reports on Form 8-K filed on February 8, 2007.
(8)	Previously filed as an exhibit to the Annual Report on Form 10-KSB filed April 2, 2006
(9)	As in Current Report on Form 8-K filed on November 2, 2006.
(10)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed August 14, 2007.
(11)	As reported and filed in Current Report on Form 8-K filed on September 24, 2007.
(12)	As reported and filed in Current Report on Form 8-K filed on January 16, 2008.
(13)	Filed as an exhibit to our Annual Report on Form 10-K filed on March 17, 2008.
(14)	As reported and filed in Current Report on Form 8-K filed on April 18, 2008.
(15)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed May 9, 2008.
(16)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed August 11, 2008.

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

FASB: Financial Accounting Standards Board

GAAP: Accounting principles generally accepted in the United States of America

In-situ recovery (ISR): the recovery, by chemical leaching, of the uranium component of an ore body without physically extracting the ore from the ground. ISR mining utilizes injection of appropriate oxidizing chemicals into an ore-bearing sandstone deposit with extraction by production wells; also referred to as solution mining.

SEC: Securities and Exchange Commission

SFAS: Statement of Financial Accounting Standards

Uranium: a heavy, naturally radioactive, metallic element of atomic number 92. Its two principal isotopes are 235U and 238U, of which the 235U is the necessary component for the nuclear fuel cycle.

Uranium concentrate (yellowcake): a yellowish to yellow-brownish powder obtained from the chemical processing of uranium ore. Yellowcake typically contains 70 to 90% U3O8 by weight.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URANERZ ENERGY CORPORATION

By:	/s/ Glenn Catchpole
Glenn Catchpole, President and Principal
Executive Officer
Director
Date: March 11, 2009

By:	/s/ Benjamin Leboe
Benjamin Leboe, Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer
Date: March 11, 2009

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Per:	/s/ Glenn Catchpole
Glenn Catchpole, President, Director
Date: March 11, 2009

Per:	/s/ Dennis Higgs
Dennis Higgs, Chairman, Director
Date: March 11, 2009

Per:	/s/ Gerhard Kirchner
Dr. Gerhard Kirchner, Director
Date: March 11, 2009

Per:	/s/ George Hartman
George Hartman, Vice President, Director
Date: March 11, 2009

Per:	/s/ Peter Bell
Peter Bell, Director,
Date: March 11, 2009

Per:	/s/ Paul Saxton
Paul Saxton, Director
Date: March 11, 2009

Per:	/s/ Arnold Dyck
Arnold Dyck, Director
Date: March 11, 2009

Per:	/s/ Richard Holmes
Richard Holmes, Director
Date: March 11, 2009