Form 10-Q
period 2009-03-31
URANERZ ENERGY CORP.
filed 2009-05-11
CIK 1162324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to__________

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

_________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes   [     ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ X ] Yes   [     ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ X ]
Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes X      No

Number of shares of issuer’s common stock outstanding at May 4, 2009: 55,452,387

INDEX

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008
Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008 and Accumulated from May 26, 1999 (Date of inception) to March 31, 2009
Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008 and Accumulated from May 26, 1999 (Date of inception) to March 31, 2009
Consolidated Statement of Stockholders’ Equity for three months period from January 1, 2009 to March 31, 2009
Notes to the Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits
SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Uranerz Energy Corporation
(An Exploration Stage Company)

March 31, 2009

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	March 31,	December 31,
	2009	2008
	$	$
	(Unaudited)
ASSETS
Current Assets
Cash	637,435	821,242
Marketable securities	19,490,780	20,432,035
Amounts receivable	15,450	10,269
Prepaid expenses and deposits	438,242	641,215
Total Current Assets	20,581,907	21,904,761
Mineral Property Reclamation Bonds (Note 6(i))	318,404	318,404
Property and Equipment (Note 5)	612,393	642,572
Total Assets	21,512,704	22,865,737

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	114,971	186,872
Accrued liabilities (Note 7)	252,800	228,800
Due to related parties (Note 9)	38,120	50,000
Current portion of loan payable (Note 8)	34,752	34,067
Total Current Liabilities	440,643	499,739
Loan Payable (Note 8)	9,130	18,079
Total Liabilities	449,773	517,818

Commitments and Contingencies (Notes 6 and 12)
Stockholders’ Equity
Preferred Stock, 10,000,000 shares authorized, $0.001 par value;
Nil shares issued and outstanding	–	–
Common Stock, 100,000,000 shares authorized, $0.001 par value;
55,452,387 shares issued and outstanding	55,452	55,452
Additional Paid-in Capital	83,144,720	82,366,879
Deficit Accumulated During the Exploration Stage	(62,131,266)	(60,143,997)
Total Uranerz Shareholder’s Equity	21,068,906	22,278,334
Non-controlling Interest	(5,975)	69,585
Total Equity	21,062,931	22,347,919
Total Liabilities and Stockholders’ Equity	21,512,704	22,865,737

The accompanying notes are an integral part of these consolidated financial statements.

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
(Unaudited)

	Accumulated From
	May 26, 1999
	(Date of Inception)	Three Months Ended
	to March 31,	March 31,
	2009	2009	2008
	$	$	$

Revenue	–	–	–

Expenses
Depreciation	244,162	42,620	24,734
Foreign exchange	18,190	(6,363)	2,034
General and administrative (Note 9)	26,142,390	1,669,285	3,252,557
Joint venture expenses	–	–	238,202
Mineral property expenditures	39,592,665	416,033	24,862,052
Total Operating Expenses	65,997,407	2,121,575	28,379,579
Operating Loss	(65,997,407)	(2,121,575)	(28,379,579)
Other Income (Expense)
Gain on sale of investment securities	79,129	–	–
Interest income	1,790,813	58,746	62,296
Loss on settlement of debt	(132,000)	–	–
Mineral property option payments received	152,477	–	–
Total Other Income (Expense)	1,890,419	58,746	62,296
Loss from continuing operations	(64,106,988)	(2,062,829)	(28,317,283)
Discontinued operations (Note 4)
Loss from discontinued operations	(28,732)	–	(1,920)
Gain on disposal of discontinued operations	979,709	–	–
Gain (Loss) on discontinued operations	950,977	–	(1,920)
Net Loss	(62,156,011)	(2,062,829)	(28,319,203)
Net loss attributable to non-controlling Interest	1,024,745	75,560	–
Net loss attributable to the Company	(62,131,266)	(1,987,269)	(28,319,203)

Amounts attributable to Company Shareholders:
Loss from continuing operations	(63,082,243)	(1,987,269)	(28,317,283)
Income (Loss) from discontinued operations	950,977	–	(1,920)
Net loss attributable to the Company	(62,131,266)	(1,987,269)	(28,319,203)

Net Loss Per Share Attributable to Company
Shareholders – Basic and Diluted
Continuing Operations		(0.04)	(0.64)
Discontinued Operations		–	–
Net Loss Per Share – Basic and Diluted		(0.04)	(0.64)

Weighted Average Shares Outstanding		55,452,000	44,318,000

The accompanying notes are an integral part of these consolidated financial statements.

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Accumulated From
	May 26, 1999
	(Date of Inception)	Three Months Ended
	to March 31,		March 31,
	2009	2009	2008
	$	$	$
Operating Activities

Net loss	(62,131,266)	(1,987,269)	(28,319,203)

Adjustments to reconcile net loss to cash used in operating
activities:

Depreciation	244,161	42,620	24,734
Equity loss on investment	74,617	–	–
Gain on disposition of discontinued operations	(979,709)	–	–
Gain on sale of investment securities	(79,129)	–	–
Loss on settlement of debt	132,000	–	–
Mineral property option payment received	(37,500)	–	–
Non-controlling interest	(5,975)	(75,560)	–
Shares issued to acquire mineral properties	19,090,000	–	19,090,000
Stock-based compensation	16,489,749	777,841	2,395,375

Changes in operating assets and liabilities:

Prepaid expenses and deposits	(432,005)	202,973	128,981
Amounts receivable	(15,425)	(5,181)	(4,970)
Accounts payable and accrued liabilities	498,443	(47,901)	99,741
Due to related parties	508,878	(11,880)	(29,830)

Net Cash Used in Operating Activities	(26,643,161)	(1,104,357)	(6,615,172)

Investing Activities

Reclamation bonds	(318,404)	–	–
Acquisition of subsidiary, net cash paid	(48)	–	–
Proceeds from sale of investment securities	1,057,884	941,255	–
Purchase of property and equipment	(758,140)	(12,441)	(29,748)
Purchase of investment securities	(20,432,035)	–	–
Advances to joint venture	–	–	(275,045)
Disposition of subsidiary	905,092	–	–

Net Cash Used In Investing Activities	(19,545,651)	928,814	(304,793)

Financing Activities

Repayment of loan payable	(54,532)	(8,264)	(7,631)
Advances to related party	10,700	–	–
Proceeds from issuance of common stock	48,540,551	–	454,975
Share issuance costs	(1,670,472)	–	(75,654)

Net Cash Provided By Financing Activities	46,826,247	(8,264)	371,690

Effect of Exchange Rate Changes on Cash	–	–	64

Increase (Decrease) In Cash	637,435	(183,807)	(6,548,211)

Cash - Beginning of Period	–	821,242	11,343,737

Cash - End of Period	637,435	637,435	4,795,526

Non-cash Investing and Financing Activities

Sale of 60% of subsidiary for interest in mineral property	774,216	–	–
Investment securities received as a mineral property option
payment	37,500	–	–
Purchase of equipment with loan payable	98,414	–	–
Common stock issued to settle debt	744,080	–	402,250
Common stock issued for mineral property costs	19,105,000	–	19,090,000

Supplemental Disclosures

Interest paid	10,231	988	1,621
Income taxes paid	–	–	–

The accompanying notes are an integral part of these consolidated financial statements.

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statement of Stockholders’ Equity
For the Three Month Period from January 1, 2009 to March 31, 2009
(Expressed in US dollars)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Exploration	Non-Controlling
	Shares	Amount	Capital	Stage	Interest	Total
	#	$	$	$	$	$

Balance, December 31, 2008	55,452,387	55,452	82,366,879	(60,143,997)	69,585	22,347,919
Change in non-controlling interest	–	–	–	–	(75,560)	(75,560)
Net loss for the period	–	–	–	(1,987,269)	–	(1,987,269)
Comprehensive loss for the period	–	–	–	(1,987,269)	(75,560)	(2,062,829)
Fair value of stock options granted	–	–	777,841	–	–	777,841
Balance, March 31, 2009	55,452,387	55,452	83,144,720	(62,131,266)	(5,975)	21,062,931

The accompanying notes are an integral part of these consolidated financial statements.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2009
(Expressed in US dollars)
(Unaudited)

1.	Nature of Operations

Uranerz Energy Corporation (the “Company”) was incorporated in the State of Nevada, U.S.A. on May 26, 1999. Effective July 5, 2005, the Company changed its name from Carleton Ventures Corp. to Uranerz Energy Corporation. The Company has mineral property interests in Canada and the United States.

The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business is the acquisition and exploitation of uranium and mineral resources.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2009, and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended March 31, 2009 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2009. The interim unaudited consolidated financial statements have been condensed pursuant to the Securities and Exchange Commission's rules and regulations and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K filed on March 12, 2009 with the SEC.

	b)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	c)	Marketable Securities

The Company defines marketable securities as income yielding securities that can be readily converted into cash. Examples of marketable securities include U.S. Treasury and agency obligations, commercial paper, corporate notes and bonds, time deposits, foreign notes and certificates of deposit. The Company accounts for its investment in debt and equity instruments under Statement of Financial Accounting Standards, or SFAS, No. 115, “Accounting for Certain Investments in Debt and Equity Securities and Financial Accounting Standards Board”, or FASB, Staff Position, or FSP, SFAS No. 115-1, “The Meaning of Other-Than- Temporary Impairment and Its Application to Certain Investments”. We follow the guidance provided by FSP 115-1, to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense). Management determines the appropriate classification of such securities at the time of purchase and re-evaluates such classification as of each balance sheet date. At March 31, 2009, the Company’s marketable securities consisted of term deposits for periods longer than three months and are classified as held-to-maturity.

	d)	Mineral Property Costs

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

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated financial statements
March 31, 2009
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	e)	Income Taxes

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

	f)	Fair Value of Financial Instruments

Our financial instruments consist principally of cash and cash equivalents and short-term marketable securities, and accounts payable. Marketable securities consist of time deposits longer than three months and are classified as held to maturity securities. Pursuant to SFAS No. 157, “Fair Value Measurements”, or SFAS 157, the fair value of our cash equivalents and marketable securities is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

	g)	Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2007 the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51”, or SFAS 160. SFAS 160 addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 did not have a material impact on our unaudited consolidated financial statements.

In December 2007 the FASB issued SFAS No. 141R, “Business Combinations”, or SFAS 141R. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets (including in-process research and development) acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. Prior to the adoption of SFAS 141R, in- process research and development was immediately expensed. In addition, under SFAS 141R all acquisition costs are expensed as incurred. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The effect of adopting SFAS 141R will depend upon the nature, terms and size of any acquisition we consummate after the effective date of January 1, 2009.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated financial statements
March 31, 2009
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	g)	Recent Accounting Pronouncements

In April 2009 the FASB issued FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, or FSP 141R-1. FSP 141R-1 amends the provisions in Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We expect FSP 141R-1 will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquired contingencies. The effect of adopting FSP 141R-1 will depend upon the nature, terms and size of any acquired contingencies consummated after the effective date of January 1, 2009.

On April 9, 2009, the FASB issued three FSPs intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and other-than-temporary impairments of securities.

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, “Fair Value Measurements.” FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2.

FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on debt securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4.

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, an entity may early adopt these interim fair value disclosure requirements only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2.

The Company is currently evaluating the impact, if any, that the adoption of these FSPs will have on its Consolidated Financial Statements.

On April 13, 2009, the Securities and Exchange Commission’s (“SEC”) Office of the Chief Accountant and Division of Corporation Finance issued SEC Staff Accounting Bulletin 111 (“SAB 111”). SAB 111 amends and replaces SAB Topic 5M, “Miscellaneous Accounting—Other Than Temporary Impairment of Certain Investments in Equity Securities” to reflect FSP FAS 115-2 and FAS 124-2. This FSP provides guidance for assessing whether an impairment of a debt security is other than temporary, as well as how such impairments are presented and disclosed in the financial statements. The amended SAB Topic 5M maintains the prior staff views related to equity securities but has been amended to exclude debt securities from its scope. SAB 111 is effective upon the adoption of FSP FAS 115-2 and FAS 124-2. The Company is currently evaluating the impact, if any, that the adoption of SAB 111 will have on the Consolidated Financial Statements of the Company.

	e)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation including the reclassification of noncontrolling interest upon the adoption of SFAS 160.

3.	Cash, Cash Equivalents and Marketable Securities

At March 31, 2009 the Company had $20,128,215 in cash, cash equivalents and marketable securities. The Company maintains an investment portfolio of $19,490,780 of term deposits with terms longer than three months. Pursuant to SFAS 157, the fair value of all of our cash equivalents and marketable securities is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company places cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated financial statements
March 31, 2009
(Expressed in US dollars)
(Unaudited)

4.	Investment in Rolling Hills

Rolling Hills was formerly a wholly owned subsidiary incorporated in Mongolia. On June 18, 2008, the Company disposed of 60% of its investment pursuant to the option and joint venture agreement referred to in Note 6(d). On August 25, 2008, the Company disposed of its remaining 40% investment. During the year ended December 31, 2008, the Company recognized a gain on the disposal of $979,709.

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

5.	Property and Equipment

			March 31,	December 31,
			2009	2008
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Computers and office equipment	169,289	68,403	100,886	108,757
Field equipment	687,266	175,759	511,507	533,815
	856,555	244,162	612,393	642,572

6.	Mineral Properties

a)

On April 26, 2005, the Company entered into an agreement to acquire a 100% interest in two mineral prospecting permits located in the Athabasca Basin area of Saskatchewan, Canada for consideration of Cdn$40,757 and a 2% royalty on the prospecting permits. This agreement was with a company controlled by a director of the Company. On October 20, 2005, the agreement was amended so that the Company has a one-time right, exercisable for ninety days, following the completion of a bankable feasibility study to buy one-half of the vendor’s royalty interest for Cdn$1,000,000. On November 4, 2005, the Company entered into an option and joint venture agreement with a company (the “Optionee”) on the Company’s two mineral prospecting permits. The Optionee can earn a 60% interest in the property by paying the Company Cdn$75,000 in three annual installments of Cdn$25,000 each and incurring Cdn$1,500,000 in exploration expenditures in various stages by May 1, 2008. The Optionee can elect to earn an additional 10% interest by incurring an additional Cdn$1,500,000 by November 1, 2009. On October 10 2007, the first option was extended five months from May 1, 2008 to October 1, 2008. On April 24, 2008 the Optionee forfeited its right to earn an interest in the property. The Company received Cdn$50,000 of instalment payments with respect to this agreement.

b)

On November 18, 2005, the Company entered into an agreement to acquire a 100% interest in 10 mining claims located in the Powder River Basin area, Wyoming, in consideration of $250,000. The amounts were paid in installments and completed by January 2007.

c)

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

d)

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

e)

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
March 31, 2009
(Expressed in US dollars)
(Unaudited)

6.	Mineral Properties (continued)

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

On completion of the second phase of expenditures, should either the Company or the Optionee elect not to contribute to all further expenditures on a pro-rata basis the electing party would be awarded a 6% royalty for its contribution up to that point and the contributing party shall have the right to earn a further 1% interest in the joint venture for every $25,000 spent on the project to a maximum interest in the joint venture of 100% (maximum expenditures of $750,000). As at March 31, 2009, the Optionee has met the minimum expenditure requirements and is continuing phase one.

f)

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

h)	In 2007, the Company acquired several mining leases in Briscoe County, Texas for a total purchase price of $60,817.

i)	Reclamation bonds totaling $318,404 (December 31, 2008 - $318,404) are pledged to the State of Wyoming, Department of Environmental Quality, for property reclamation.

j)

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

Prepaid expenses	$229,247
Mineral property expenditures	24,617,796

$24,847,043

k)	On August 20, 2008 the Company leased 891 acres of mineral properties near the Company’s Nichols Ranch project area in Wyoming for an advance royalty payment of $22,275.

l)	On August 20, 2008 the Company, on behalf of the Arkose Mining Venture, leased 6,073 acres of mineral properties within Arkose’s area of interest in Wyoming for an advance royalty payment of $151,828.

m)	On September 18, 2008 the Company leased 984 acres of mineral properties within the Company’s North Reno Creek project area in Wyoming (see Note 12(d)).

n)

On December 3, 2008 the Company, on behalf of the Arkose Mining Venture, leased 1,680 acres of mineral properties within Arkose’s area of interest in Wyoming for a five year advance royalty payment of $83,993.

7.	Accrued Liabilities

The components of accrued liabilities are as follows:

	March 31,	December 31,
	2009	2009
	$	$

Reclamation costs	228,800	228,800
General and administrative expenses	24,000	–

Total accrued liabilities	252,800	228,800

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated financial statements
March 31, 2009
(Expressed in US dollars)
(Unaudited)

8.	Loan Payable

`	March 31,	December 31,
	2009	2008
Loan payable to vendor, interest imputed at 8% per annum,
maturing June 2010, and secured by field equipment	$43,882	$52,146

Less current portion:	(34,752)	(34,067)

	$9,130	$18,079

Principal repayments for the next two fiscal years are as follows:

2009	$25,803
2010	18,079

$43,882

9.	Related Party Transactions / Balances

a)

During the three months ended March 31, 2009, the Company incurred $80,980 (2008 - $96,000) for consulting services and office expenses (included in general and administrative expenses) to companies controlled by a director who is Chairman of the Company. Other general and administrative expenses were reimbursed in the normal course of business.

b)

During the three months ended March 31, 2009, the Company incurred $48,000 (2008 - $46,000) for consulting services (included in general and administrative expenses) to a director who is also Executive Vice President and Chief Operating Officer. Other general and administrative expenses were reimbursed in the normal course of business. At March 31, 2009, consulting services and expenditures incurred on behalf of the Company of $23,455 (December 31, 2008 - $50,000) is owed to this director, and the amounts are unsecured, non-interest bearing, and due on demand.

c)

During the three months ended March 31, 2009, the Company incurred $45,000 (2008 - $45,000) for consulting services (included in general and administrative expenses) to a company controlled by the President and Chief Executive Officer of the Company. Other general and administrative expenses were reimbursed in the normal course of business.

d)

During the three months ended March 31, 2009, the Company incurred consulting fees of $31,840 (2007 - $31,500) to an entity controlled by the Chief Financial Officer of the Company. The amounts have been recorded as general and administrative expense.

e)

During the three months ended March 31, 2009, the Company incurred consulting fees of $38,254 (2008 - $35,997) to an officer of the Company. Other general and administrative expenses were reimbursed to the officer in the normal course of business. At March 31, 2009, consulting services and expenditures incurred on behalf of the Company of $14,665 is owed to this officer, and the amounts are unsecured, non-interest bearing, and due on demand.

f)

During the three months ended March 31, 2009, the Company incurred consulting fees of $27,000 (2008 - $33,000) to a company controlled by an officer of the Company. Other general and administrative expenses were reimbursed to the officer in the normal course of business.

g)

During the three months ended March 31, 2009, the Company incurred consulting fees of $15,000 (2008 - $Nil) for a non-executive Director. The amounts have been recorded as general and administrative expense.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated financial statements
March 31, 2009
(Expressed in US dollars)
(Unaudited)

10.	Stock Based Compensation

The Company adopted a Stock Option Plan dated November 7, 2005 under which the Company is authorized to grant stock options to acquire up to a total of 10,000,000 shares of common stock. No options shall be issued under the Stock Option Plan at a price per share less than the defined Market Price. On June 11, 2008, the Company modified the Stock Option Plan to define Market Price as the volume weighted average trading price of the Company’s common shares on the Toronto Stock Exchange or American Stock Exchange, whichever has the greater trading volume for the five trading days before the date of grant. At March 31, 2009, the Company had 3,164,860 shares of common stock available to be issued under the Plan.

During the three months ended March 31, 2009, the Company granted 1,327,500 stock options to directors, officers, employees and consultants to acquire 1,327,500 common shares at an exercise price of $0.65 per share exercisable for 2 - 7 years and recorded stock-based compensation for the vested options of $777,841, as general and administrative expense.

During the three months ended March 31, 2008, the Company granted 1,005,000 stock options with immediate vesting to directors, officers, employees and consultants to acquire 1,005,000 common shares at an exercise price of $2.64 per share exercisable for 5 years and recorded stock-based compensation for the vested options of $2,395,375, as general and administrative expense.

The fair value for stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the three months ended March 31, 2009 and 2008 were $0.53 and $2.21 per share, respectively.

The weighted average assumptions used are as follows:

	Three Months Ended
	March 31,	March 31,
	2009	2008

Expected dividend yield	0%	0%
Risk-free interest rate	1.33%	2.94%
Expected volatility	132%	135%
Expected option life (in years)	3.99	4.13

The total intrinsic value of stock options exercised during the three months ended March 31, 2009 and 2008, was $nil and $525,454.

The following table summarizes the continuity of the Company’s stock options:

			Weighted-
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
		$		$

Outstanding, December 31, 2008	4,839,700	2.18

Granted	1,327,500	0.65
Cancelled	-	-
Exercised	-	-

Outstanding, March 31, 2009	6,167,200	1.85	3.41	-

Exercisable, March 31, 2009	6,119,450	1.84	3.40	-

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated financial statements
March 31, 2009
(Expressed in US dollars)
(Unaudited)

10.	Stock Based Compensation (continued)

A summary of the status of the Company’s non-vested shares as of March 31, 2009, and changes during the three months ended March 31, 2009, is presented below:

		Weighted
		Average
	Number of	Grant Date
Non-vested shares	Shares	Fair Value
		$

Non-vested at December 31, 2008	158,500	2.86

Granted	1,327,500	0.53
Vested	(1,438,250)	0.71

Non-vested at March 31, 2009	47,750	2.66

As at March 31, 2009, there was $45,043 of total unrecognized compensation cost related to non-vested stock option agreements. That cost is expected to be recognized over a weighted average period of 0.74 years.

11.	Stock Purchase Warrants

As at the March 31, 2009, the following common share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
	$
120,000	2.60	April 15, 2009
4,932,498	3.50	April 15, 2010

5,052,498

12.	Commitments

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

	d)	On September 18, 2008 the Company signed two mining lease agreements which require ten annual payments of $75,000. The first payment was made on signing. (Refer to Note 6(m)).

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
March 31, 2009
(Expressed in US dollars)
(Unaudited)

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

Prior to the year ended December 31, 2008, the Company only had one operating segment.

		March 31, 2009
	Total	Uranerz	Arkose
	$	$	$

Total Assets	21,512,704	21,116,191	396,513

	For the
	Three Months Ended
	March 31, 2009
	Total	Uranerz	Arkose
	$	$	$

Net loss	(1,987,269)	(1,875,739)	(111,530)

	For the
	Three Months Ended
	March 31, 2008
Net loss	(28,319,203)	(28,081,001)	(238,202)
Loss from discontinued operations	(1,920)	(1,920)	–

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

General

We are an exploration stage company engaged in the acquisition, exploration and, if warranted, development of uranium properties. We are principally focused on the exploration of our properties in the Powder River Basin area of Wyoming. We are exploring these properties with the objective of assessing their viability for commercial in-situ recovery (“ISR”) uranium projects. We also own interests in properties in the Great Divide Basin area of Wyoming, in Texas and in Saskatchewan, Canada.

Our Powder River Basin properties include:

  our 100% owned properties that totaled 33,972 acres as of March 31, 2009,

  our 81% interest Arkose Mining Venture properties that totaled 90,210 acres as of March 31, 2009, and additional properties that we have recently acquired outside the Powder River Basin area.

Our 100% owned properties are comprised of unpatented mineral lode claims, state leases and fee (private) mineral leases, as summarized as follows:

Property Composition	Ownership Interest (1)	Number of Claims/ Leases	Acreage (Approximate)
Unpatented Lode Mining Claims	100%	1,264	25,049 acres
State Leases	100%	11	6,480 acres
Fee (private) Mineral Leases	100%	16	2,443 acres
Total			33,972 acres

(1) Subject to various royalties.

These 100% owned properties in the Powder River Basin include the following property units:

Property	No. Claims	Approximate Acreage
Doughstick	22	440
Collins Draw	58	1,160
State Lease	NA	640
North Rolling Pin	65	1,300
Hank	46	920
C-Line	40	800
Willow Creek	11	220
West North-Butte	145	2,900
East Nichols	116	2,320
North Nichols	143	2,860
TOTAL	646	13,560

The Arkose Mining Venture properties are comprised of unpatented lode mining claims, state leases and fee (private) mineral leases, as summarized as follows:

Property Composition	Ownership Interest (1)	Number of Claims/ Leases	Acreage (Approximate)
Unpatented Lode Mining Claims	81%	4,242	69,383 acres
State Leases	81%	3	2,080 acres
Fee (private) Mineral Leases	81%	67	18,747 acres
Total			90,210 acres

(1) Subject to various royalties.

Through a combination of claim staking, purchasing, and leasing we also have acquired interests in several projects that lie within the Powder River Basin but outside of the project areas discussed above. These properties include the Verna Ann, Niles Ranch, North Reno Creek, and South Reno Creek projects. In general, these projects are located in sandstone basins of Cretaceous or Tertiary age with known uranium mineralization. However, due to our focused approach on the potential of the Powder River ISR Complex, we have not yet initiated exploration work on these projects.

Our plan of operations is to carry out exploration of our Wyoming Powder River Basin properties while our joint venture partner will be responsible for carrying out exploration of our Wyoming Great Divide Basin properties. Our Saskatchewan properties are under strategic review. The information regarding the location and access for our Saskatchewan and Wyoming properties, together with the history of operations, present condition and geology of each of our properties, is presented in Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2008 under the heading “Description of Properties”, previously filed with the SEC on March 11, 2009.

Applications for a Permit to Mine and a Source Material License for the Nichols Ranch ISR Uranium Project were submitted to the Wyoming Department of Environmental Quality – Land Quality Division (“WDEQ”) and the United States Nuclear Regulatory Commission (“NRC”) in December of 2007. Both the NRC and WDEQ applications were deemed complete for further technical and environmental review in April 2008 and August 2008, respectively. In the fall of 2008, Uranerz received Requests for Additional Information (“RAI”) for the technical review from the NRC. Uranerz submitted the response to this RAI, consisting of answers with supporting data, to the NRC during March 2009. This return of information and data will allow the NRC to progress with the review, which should lead ultimately to the issuance of the required Source Materials License that allows Uranerz to receive, possess, use, transfer, or deliver radioactive materials. Uranerz also received RAIs from the NRC for the environmental portion of the application review on March 12, 2009. Again, as with the technical review request, Uranerz will respond as soon as practicable. The WDEQ is currently conducting their detailed review of the Permit to Mine application and additional questions are expected in the near future.

The mine plan for the Nichols Ranch ISR Uranium Project includes a central processing facility at the Company's Nichols Ranch property and a satellite ion exchange facility at its Hank property. The ultimate production level from these two properties is planned to be in the range of 600,000 to 750,000 pounds per year (as U3 08 ). The central processing facility is planned for a licensed capacity of 2 million pounds per year of uranium (as U3 08) and will process uranium-bearing well-field solutions from Nichols Ranch, as well as uranium-loaded resin transported from the Hank satellite facility, plus uranium-loaded resin from any additional satellite deposits that may be developed on the Company's other Powder River Basin properties. This centralized design enhances the economics of the Company's potential additional satellite projects by maximizing production capacity while minimizing further capital expenditures on processing facilities. The project is progressing through detailed engineering and design.

During the winter of 2008/09 leach amenability studies were performed on sample cores obtained from the Doughstick and South Doughstick properties. Standard ISR leach “bottle roll” tests were conducted on the samples by Energy Laboratories in Casper, Wyoming. The leach amenability studies intend to demonstrate that the uranium mineralization is capable of being leached using conventional ISR chemistry. The leach solution was prepared using sodium bicarbonate as the source of the carbonate complexing agent. Hydrogen peroxide was added as the uranium oxidizing agent. The study is an indication of the ore’s reaction rate and the potential uranium recovery. The test results showed the uranium recovery percentage for South Doughstick as 87.8%, and the uranium recovery percentage for Doughstick as 77.1% . The 88 and 77 percent results are greater than the 73 percent that Uranerz used in its Preliminary (Economic) Assessment of the Nichols Ranch ISR Project. Doughstick and South Doughstick properties are located approximately 2 miles south of Nichols Ranch.

Financial Position

The Company’s overall financial position is disclosed in the Company’s 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2009 and the unaudited Financial Statements at March 31, 2009 as provided herein under the section heading “Financial Statements” above.

Liquidity and Capital Resources

We are carrying out an exploration, environmental and mine design program amounting to approximately $5,900,000 in 2009. This plan, plus general and administrative expenses of approximately $3,600,000 amounts to cash requirements of approximately $9,500,000 as presented in Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2008 under the heading “Description of Properties”, previously filed with the SEC on March 11, 2009. Mineral property acquisitions, dependent upon opportunities that may arise, and equipment acquisitions of approximately $1,500,000 will be additional expenditures. During the three months ended March 31, 2009, mineral property expenditures incurred were $416,033, including minor acquisitions.

At March 31, 2009, we had cash and short term securities of $20,128,215 and working capital of $20,141,264, as compared to the ending near cash balance of $21,253,277 and working capital of $21,405,022 as at December 31, 2008. Our working capital at March 31, 2009 includes $19,490,780 of short term marketable securities which are equivalent to cash for operational purposes.

Net cash used in operating activities was $1,104,357 for the three months ended March 31, 2009, compared to $6,615,172 for the corresponding period in 2008. The decrease in net cash used in operations of $5,510,815 results primarily from a decrease in mineral property cash expenditures of $5,772,052 from 2008 when substantial properties were acquired. Net cash from investing activities was $928,814 for the three months ended March 31, 2009, compared to $304,793 used in the corresponding period in 2008, the variance derived primarily from the investment in securities.

Net cash used for financing activities amounted to $8,264 for the three months ended March 31, 2009, repayment of loan payable, compared to $371,690 provided in the corresponding period in 2008 when common shares were issued.

During the twelve-month period following the date of this quarterly report, we anticipate that we will not generate any revenue. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock and the exercise of share purchase warrants. Our exploration plans will be continually evaluated and modified as exploration and environmental results become available. General and administrative expenses, planning and environmental expenses are incurred throughout the year; most of our exploration expenditures are incurred during the nine-month period of March through November. Modifications to our plans will be based on many factors including results of exploration, assessment of data, weather conditions, exploration costs, the price of uranium and available capital. Further, the extent of exploration programs that we undertake will be dependent upon the amount of financing available to us. We have sufficient cash to continue our exploration and planning and to meet on-going operating expenses for the next twelve months, and beyond as we scale our operations to the resources we have available.

To date, our primary source of funds has been equity investments, and this trend is expected to continue together with production related financing when our mine development permitting is complete. Recently, the poor conditions in the U.S. housing market and the credit quality of mortgage backed securities have continued and worsened in 2009, causing a loss of confidence in the broader U.S. and global credit and financial markets and resulting in the collapse of, and government intervention in, major banks, financial institutions and insurers and creating a climate of greater volatility, less liquidity, widening of credit spreads, a lack of price transparency, increased credit losses and tighter credit conditions. These disruptions in the current credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. These disruptions could, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations. Our access to additional capital may not be available on terms acceptable to us. If, when additional funding is required, we are unable to obtain financing through equity investments on terms suitable to us, we will seek multiple solutions including, but not limited to, credit facilities or debenture issuances, or, if necessary, selling off property interests, either by selling production interests, royalty interests or properties.

Our current short term investments have not been effected by the current stock market disruptions as these investments are primarily in low risk bearer deposit notes issued and guaranteed by Canadian Chartered banks. At the end of the investment period of these securities, we plan on reinvesting the securities in similar short term instruments. Management and the board of directors periodically meet to review the status of these investments and determine investment strategies, taking into account current market conditions and the short and long term capital needs of the Company.

Results of Operations

Three-month period ended March 31, 2009 compared to three-month period ended March 31, 2008

Revenue and Operating Expenses

We have not earned any revenues to date and we anticipate that we will not generate any revenues during the twelve-month period following the date of this quarterly report.

We incurred total operating expenses of approximately $2,121,575 for the three-month period ended March 31, 2009, as compared to $28,379,579 for the corresponding period in 2008. The decrease of operating expenses in the amount of $26,258,004 was primarily contributed by a $24,446,019 decrease in mineral property expenditures (the Arkose properties were acquired for $24,617,796 in the three months ended March 31, 2008) and a $1,617,534 decrease in stock based compensation included in general and administrative expenses.

We had no significant financing expense for the three-month periods ended March 31, 2009 and 2008. We earned $58,746 of interest income for the three-month period ended March 31, 2009 as compared to $62,296 for the corresponding period in 2008. This income resulted from short term investments.

Net loss for the three-month period ended March 31, 2009 was approximately $1,987,269, as compared to approximately $28,319,203 for the corresponding period in 2008, primarily due to the reduction of operating expenses associated with mineral property expenditures.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders except as disclosed in the unaudited Financial Statements at March 31, 2009. The Company has had no material changes to its off-balance sheet arrangements as disclosed in the Company’s 2008 Annual Report on Form 10-K filed on Edgar on March 11, 2009 and the Financial Statements at March 31, 2009 provided herein.

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

When mineral properties are acquired under option agreements with future acquisition payments to be made at the sole discretion of the Company, those future payments, whether in cash or shares, are recorded only when the Company has made or is obliged to make the payment or issue the shares. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves and pre-feasibility, the costs incurred to develop such property are capitalized.

Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS 123(R), “Share-Based Payments,” which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards, made to employees and directors, including stock options. SFAS 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the consolidated statement of operations over the vesting period.

No tax benefits were attributed to stock-based compensation expense because a full valuation allowance was maintained for all net deferred tax assets.

Contractual Obligations

The Company has had no material changes to its contractual obligations as disclosed in the Company’s 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2009 and the Financial Statements at March 31, 2009 as provided herein under the section heading “Financial Statements” above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our operations are not yet exposed to risks associated with commodity prices, interest rates and credit. Commodity price risk is defined as the potential loss that we may incur as a result of changes in the fair value of uranium. Interest rate risk results from our debt and equity instruments that we issue to provide financing and liquidity for our business. Credit risk would arise from the extension of credit throughout all aspects of our business but is not yet significant. Industry-wide risks can, however, affect our general ability to finance exploration, and development of exploitable resources; such effects are not predictable or quantifiable.

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

Changes in Internal Controls over Financial Reporting

During our most recently completed fiscal quarter ended March 31, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except for the risk factor as provided below, there have been no material changes from the risk factors as previously disclosed in our Form 10-K, which was filed on with the SEC on March 11, 2009.

Recent market events and conditions, including disruptions in the U.S. and international credit markets and other financial systems and the deterioration of the U.S. and global economic conditions, could, among other things, impede access to capital or increase the cost of capital, which would have an adverse effect on our ability to fund our working capital and other capital requirements.

In 2007, 2008 and into 2009, the U.S. credit markets began to experience serious disruption due to a deterioration in residential property values, defaults and delinquencies in the residential mortgage market (particularly, sub-prime and non-prime mortgages) and a decline in the credit quality of mortgage backed securities. These problems led to a slow-down in residential housing market transactions, declining housing prices, delinquencies in non-mortgage consumer credit and a general decline in consumer confidence. These conditions continued and worsened in 2008, causing a loss of confidence in the broader U.S. and global credit and financial markets and resulting in the collapse of, and government intervention in, major banks, financial institutions and insurers and creating a climate of greater volatility, less liquidity, widening of credit spreads, a lack of price transparency, increased credit losses and tighter credit conditions. Notwithstanding various actions by the U.S. and foreign governments, concerns about the general condition of the capital markets, financial instruments, banks, investment banks, insurers and other financial institutions caused the broader credit markets to further deteriorate and stock markets to decline substantially. In addition, general economic indicators have deteriorated, including declining consumer sentiment, increased unemployment and declining economic growth and uncertainty about corporate earnings.

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

During the quarter ended March 31, 2009, no unregistered securities were sold.

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

URANERZ ENERGY CORPORATION

By: /s/ Benjamin Leboe	By: /s/ Glenn Catchpole
Benjamin Leboe, Chief Financial Officer	Glenn Catchpole, President and Principal Executive
Date: May 11, 2009	Officer, Director
Date: May 11, 2009