Form 10-Q
period 2009-06-30
URANERZ ENERGY CORP.
filed 2009-08-10
CIK 1162324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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

_____________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file
such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter)
during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X]     No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company”
in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [   ]    No [X]

Number of shares of issuer’s common stock outstanding at August 4, 2009: 55,502,387

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008

Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008 and Accumulated from May 26, 1999 (Date of inception) to June 30, 2009

Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008 and Accumulated from May 26, 1999 (Date of inception) to June 30, 2009

Consolidated Statement of Stockholders’ Equity for six month period from January 1, 2009 to June 30, 2009

Notes to the Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Uranerz Energy Corporation
(An Exploration Stage Company)

June 30, 2009

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	June 30,	December 31,
	2009	2008
	$	$
	(Unaudited)
ASSETS
Current Assets
Cash	9,301,625	821,242
Marketable securities	9,371,630	20,432,035
Prepaid expenses and deposits	316,128	641,215
Other current assets	13,344	10,269
Total Current Assets	19,002,727	21,904,761
Mineral Property Reclamation Bonds (Note 6(i))	318,783	318,404
Property and Equipment (Note 5)	588,009	642,572
Total Assets	19,909,519	22,865,737

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	207,480	186,872
Accrued liabilities (Note 7)	445,240	228,800
Due to related parties (Note 9)	51,688	50,000
Current portion of loan payable (Note 8)	35,452	34,067
Total Current Liabilities	739,860	499,739
Loan Payable (Note 8)	–	18,079
Total Liabilities	739,860	517,818

Commitments and Contingencies (Notes 6 and 12)
Stockholders’ Equity
Preferred Stock, 10,000,000 shares authorized, $0.001 par value;
Nil shares issued and outstanding	–	–
Common Stock, 200,000,000 shares authorized, $0.001 par value;
55,502,387 shares issued and outstanding (December 31, 2008 - 55,452,387)	55,502	55,452
Additional Paid-in Capital	83,201,812	82,366,879
Deficit Accumulated During the Exploration Stage	(64,018,246)	(60,143,997)
Total Uranerz Shareholder’s Equity	19,239,068	22,278,334
Non-controlling Interest	(69,409)	69,585
Total Equity	19,169,659	22,347,919
Total Liabilities and Stockholders’ Equity	19,909,519	22,865,737

The accompanying notes are an integral part of these consolidated financial statements.

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
(Unaudited)

					Accumulated From
					May 26, 1999
	Three Months Ended		Six Months Ended		(Date of Inception)
	June 30,		June 30,		to June 30,
	2009	2008	2009	2008	2009
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses
Depreciation	43,191	28,404	85,811	53,138	287,353
Foreign exchange	8,636	3,114	2,273	5,148	26,826
General and administrative (Note 9)	959,370	1,125,638	2,628,655	4,378,195	27,101,760
Joint venture expenses	–	651,928	–	890,130	–
Mineral property expenditures	1,124,651	541,082	1,540,684	25,403,134	40,717,316
Total Operating Expenses	2,135,848	2,350,166	4,257,423	30,729,745	68,133,255
Operating Loss	(2,135,848)	(2,350,166)	(4,257,423)	(30,729,745)	(68,133,255)
Other Income (Expense)
Gain on sale of investment securities	–	–	–	–	79,129
Interest income	55,248	144,819	113,994	207,115	1,846,061
Loss on settlement of debt	–	–	–	–	(132,000)
Mineral property option payments received	–	–	–	–	152,477
Total Other Income (Expense)	55,248	144,819	113,994	207,115	1,945,667
Loss from continuing operations	(2,080,600)	(2,205,347)	(4,143,429)	(30,522,630)	(66,187,588)
Discontinued operations (Note 4)
Gain (Loss) from discontinued operations	–	31	–	(1,889)	(28,732)
Gain on disposal of discontinued operations	–	753,557	–	753,557	979,709
Gain on discontinued operations	–	753,588	–	751,668	950,977
Net Loss	(2,080,600)	(1,451,759)	(4,143,429)	(29,770,962)	(65,236,611)
Net loss attributable to non-controlling Interest	193,620	–	269,180	–	1,218,365
Net loss attributable to the Company	(1,886,980)	(1,451,759)	(3,874,249)	(29,770,962)	(64,018,246)

Amounts attributable to Company
Shareholders:
Loss from continuing operations	(1,886,980)	(2,205,347)	(3,874,249)	(30,522,630)	(64,969,223)
Income from discontinued operations	–	753,588	–	751,668	950,977
Net loss attributable to the Company	(1,886,980)	(1,451,759)	(3,874,249)	(29,770,962)	(64,018,246)

Net Loss Per Share Attributable to Company
Shareholders – Basic and Diluted
Continuing Operations	(0.03)	(0.04)	(0.07)	(0.62)
Discontinued Operations	–	0.01	–	0.01
Net Loss Per Share – Basic and Diluted	(0.03)	(0.03)	(0.07)	(0.61)

Weighted Average Shares Outstanding	55,475,000	53,768,000	55,464,000	49,043,000

The accompanying notes are an integral part of these consolidated financial statements.

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

			Accumulated From
			May 26, 1999(Date of
	Six Months Ended		Inception)
	June 30,		to June 30,
	2009	2008	2009
	$	$	$
Operating Activities

Net loss	(3,874,249)	(29,770,962)	(64,018,246)

Adjustments to reconcile net loss to cash used in operating
activities:

Depreciation	85,811	53,138	287,353
Equity loss on investment	–	–	74,617
Gain on the disposal of discontinued operations	–	(689,988)	(979,709)
Gain on sale of investment securities	–	–	(79,129)
Expenses incurred by joint venture	–	890,130	–
Loss on settlement of debt	–	–	132,000
Mineral property option payment received	–	–	(37,500)
Non-controlling interest	(138,994)	–	(69,409)
Shares issued to acquire mineral properties	–	19,090,000	19,090,000
Stock-based compensation	797,483	2,548,225	16,509,391

Changes in operating assets and liabilities:

Prepaid expenses and deposits	325,087	136,031	(309,891)
Other current assets	(3,075)	42,926	(13,319)
Accounts payable and accrued liabilities	237,048	125,226	783,391
Due to related parties	1,688	(28,759)	522,446

Net Cash Used in Operating Activities	(2,569,201)	(7,604,033)	(28,108,005)

Investing Activities

Reclamation bonds	(379)	(230,904)	(318,783)
Acquisition of subsidiary, net cash paid	–	–	(48)
Purchase of investment securities	–	(14,074,050)	(20,432,035)
Proceeds from sale of investment securities	11,060,405	–	11,177,034
Advances to joint venture	–	(1,523,267)	–
Purchase of property and equipment	(31,248)	(152,064)	(776,947)
Disposition of subsidiary	–	–	905,092

Net Cash Provided by (Used In) Investing Activities	11,028,778	(15,980,285)	(9,445,687)

Financing Activities

Repayment of loan payable	(16,694)	(15,415)	(62,962)
Advances to related party	–	–	10,700
Proceeds from issuance of common stock	37,500	24,168,475	48,578,051
Share issuance costs	–	(1,387,219)	(1,670,472)

Net Cash Provided By Financing Activities	20,806	22,765,841	46,855,317

Effect of Exchange Rate Changes on Cash	–	(481)	–

Increase (Decrease) In Cash	8,480,383	(818,958)	9,301,625

Cash - Beginning of Period	821,242	11,343,737	–

Cash - End of Period	9,301,625	10,524,779	9,301,625

Non-cash Investing and Financing Activities

Sale of 60% of Rolling Hills investment for interest in mineral
projects	–	774,216	774,216
Investment securities received as a mineral property option
payment	–	–	37,500
Purchase of equipment with loan payable	–	–	98,414
Common stock issued to settle debt	–	402,250	744,080
Common stock issued for mineral property costs	–	19,090,000	19,105,000

Supplemental Disclosures

Interest paid	1,810	3,089	11,053
Income taxes paid	–	–	–

The accompanying notes are an integral part of these consolidated financial statements.

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statement of Stockholders’ Equity
For the Six Month Period from January 1, 2009 to June 30, 2009
(Expressed in US dollars)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Exploration	Non-Controlling
	Shares	Amount	Capital	Stage	Interest	Total
	#	$	$	$	$	$

Balance, December 31, 2008	55,452,387	55,452	82,366,879	(60,143,997)	69,585	22,347,919
Stock options exercised at $0.75 per share	50,000	50	37,450	–	–	37,500
Fair value of stock options granted	–	–	797,483	–	–	797,483
Net loss and comprehensive for the period	–	–	–	(3,874,249)	(269,180)	(4,143,429)
Change in non-controlling interest					130,186	130,186
Balance, June 30, 2009	55,502,387	55,502	83,201,812	(64,018,246)	(69,409)	19,169,659

The accompanying notes are an integral part of these consolidated financial statements.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2009
(Expressed in US dollars)
(Unaudited)

1.	Nature of Operations

Uranerz Energy Corporation (the “Company”) was incorporated in the State of Nevada, U.S.A. on May 26, 1999. Effective July 5, 2005, the Company changed its name from Carleton Ventures Corp. to Uranerz Energy Corporation. The Company has mineral property interests in Canada and the United States.

The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises” and Securities Act Industry Guide 7.  The Company’s principal business is the acquisition and exploitation of uranium and mineral resources.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2009, and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the six month period ended June 30, 2009 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2009. The interim unaudited consolidated financial statements have been condensed pursuant to the Securities and Exchange Commission's rules and regulations and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K filed on March 12, 2009 with the SEC.

	b)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	c)	Marketable Securities

The Company defines marketable securities as income yielding securities that can be readily converted into cash. Examples of marketable securities include U.S. Treasury and agency obligations, commercial paper, corporate notes and bonds, time deposits, foreign notes and certificates of deposit. The Company accounts for its investment in debt and equity instruments under Statement of Financial Accounting Standards, or SFAS, No. 115, “Accounting for Certain Investments in Debt and Equity Securities and Financial Accounting Standards Board”, or FASB, Staff Position, or FSP, SFAS No. 115-1, “The Meaning of Other-Than- Temporary Impairment and Its Application to Certain Investments”. We follow the guidance provided by FSP 115-1, to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense). Management determines the appropriate classification of such securities at the time of purchase and re-evaluates such classification as of each balance sheet date. At June 30, 2009, the Company’s marketable securities consisted of term deposits for periods longer than three months and are classified as held-to-maturity.

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
June 30, 2009
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

Our financial instruments consist principally of cash and cash equivalents and short-term marketable securities, and accounts payable. Marketable securities consist of time deposits longer than three months and are classified as held to maturity securities. Pursuant to SFAS No. 157 (SFAS 157), “Fair Value Measurements”, the fair value of our cash equivalents and marketable securities is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

	g)	Recent Accounting Pronouncements

In May 2009, FASB issued SFAS No. 165 (SFAS 165), “Subsequent Events”. SFAS 165 establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162 (SFAS 162), “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161 (SFAS 161), “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133” (SFAS 133). This statement is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective November 15, 2008. The adoption of SFAS 161 did not have a material effect on the Company’s consolidated financial statements.

In December 2007 the FASB issued SFAS No. 160 (SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51”. SFAS 160 addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 did not have a material effect on the Company’s consolidated financial statements.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2009
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	g)	Recent Accounting Pronouncements (continued)

In December 2007 the FASB issued SFAS No. 141R (SFAS 141R), “Business Combinations”. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets (including in-process research and development) acquired, the liabilities assumed, and any non-controlling interest in the acquiree. Prior to the adoption of SFAS 141R, in- process research and development was immediately expensed. In addition, under SFAS 141R all acquisition costs are expensed as incurred. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The effect of adopting SFAS 141R will depend upon the nature, terms and size of any acquisition we consummate after the effective date of January 1, 2009.

In April 2009 the FASB issued FSP No. 141R-1 (FSP No. 141 R-1) “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”. FSP 141R-1 amends the provisions in Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We expect FSP 141R-1 will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquired contingencies. The effect of adopting FSP 141R-1 will depend upon the nature, terms and size of any acquired contingencies consummated after the effective date of January 1, 2009.

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

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, an entity may early adopt these interim fair value disclosure requirements only if it also elects to early adopt FSP FAS 157-4, FSP FAS 115-2 and FAS 124-2.

The adoption of these FSPs did not have a material effect consolidated financial statements.

On April 13, 2009, the Securities and Exchange Commission’s (“SEC”) Office of the Chief Accountant and Division of Corporation Finance issued SEC Staff Accounting Bulletin 111 (“SAB 111”). SAB 111 amends and replaces SAB Topic 5M, “Miscellaneous Accounting—Other Than Temporary Impairment of Certain Investments in Equity Securities” to reflect FSP FAS 115-2 and FAS 124-2. This FSP provides guidance for assessing whether an impairment of a debt security is other than temporary, as well as how such impairments are presented and disclosed in the financial statements. The amended SAB Topic 5M maintains the prior staff views related to equity securities but has been amended to exclude debt securities from its scope. SAB 111 is effective upon the adoption of FSP FAS 115-2 and FAS 124-2. The adoption of SAB 111 did not have a material effect on the Company’s consolidated financial statements.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2009
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	h)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation including the reclassification of non-controlling interest upon the adoption of SFAS 160.

3.	Cash, Cash Equivalents and Marketable Securities

At June 30, 2009 the Company had $18,673,255 in cash, cash equivalents and marketable securities. We maintain an investment portfolio of $9,371,630 of term deposits with terms longer than three months. Pursuant to SFAS 157, the fair value of all of our cash equivalents and marketable securities is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company places cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument.

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

5.	Property and Equipment

			June 30,	December 31,
			2009	2008
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Computers and office equipment	172,263	76,967	95,296	108,757
Field equipment	703,099	210,386	492,713	533,815
	875,362	287,353	588,009	642,572

6.	Mineral Properties

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
June 30, 2009
(Expressed in US dollars)
(Unaudited)

6.	Mineral Properties (continued)

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

On completion of the second phase of expenditures, should either the Company or the Optionee elect not to contribute to all further expenditures on a pro-rata basis the electing party would be awarded a 6% royalty for its contribution up to that point and the contributing party shall have the right to earn a further 1% interest in the joint venture for every $25,000 spent on the project to a maximum interest in the joint venture of 100% (maximum expenditures of $750,000). As at June 30, 2009, the Optionee has met the minimum expenditure requirements and is continuing phase one.

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

	h)	In 2007, the Company acquired several mining leases in Briscoe County, Texas for a total purchase price of $60,817.

	i)	Reclamation bonds totaling $318,783 (December 31, 2008 - $318,404) are pledged to the State of Wyoming, Department of Environmental Quality, for property reclamation.

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

Prepaid expenses	$229,247
Mineral property expenditures	24,617,796

$24,847,043

k)	On August 20, 2008, the Company leased 891 acres of mineral properties near the Company’s Nichols Ranch project area in Wyoming for an advance royalty payment of $22,275.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2009
(Expressed in US dollars)
(Unaudited)

6.	Mineral Properties (continued)

l)

On August 20, 2008, the Company, on behalf of the Arkose Mining Venture, leased 6,073 acres of mineral properties within Arkose’s area of interest in Wyoming for an advance royalty payment of $151,828.

	m)	On September 18, 2008, the Company leased 984 acres of mineral properties within the Company’s North Reno Creek project area in Wyoming (see Note 12(e)).

n)

On December 3, 2008, the Company, on behalf of the Arkose Mining Venture, leased 1,680 acres of mineral properties within Arkose’s area of interest in Wyoming for a five year advance royalty payment of $83,993.

7.	Accrued Liabilities

The components of accrued liabilities are as follows:

	June 30,	December 31,
	2009	2008
	$	$

Reclamation costs	281,810	228,800
Mineral exploration expenses	124,340	–
General and administrative expenses	39,090	–

Total accrued liabilities	445,240	228,800

8.	Loan Payable

`	June 30,	December 31,
	2009	2008
Loan payable to vendor, interest imputed at 8% per annum,
maturing June 2010, and secured by field equipment	$35,452	52,146

Less current portion:	(35,452)	(34,067)

	$–	18,079

9.	Related Party Transactions / Balances

a)

During the six months ended June 30, 2009, the Company incurred $161,788 (2008 - $192,000) for consulting services and office expenses (included in general and administrative expenses) to companies controlled by a director who is Chairman of the Company. Other general and administrative expenses were reimbursed in the normal course of business. As at June 30, 2009, $15,000 (December 31, 2008 – nil) is owing to the director and these companies, which is unsecured, non-interest bearing, and due on demand.

b)

During the six months ended June 30, 2009, the Company incurred $96,000 (2008 - $96,000) for consulting services (included in general and administrative expenses) to a director who is also Executive Vice President and Chief Operating Officer. Other general and administrative expenses were reimbursed in the normal course of business. At June 30, 2009, consulting services and expenditures incurred on behalf of the Company of $21,703 (December 31, 2008 - $50,000) is owed to this director, and the amounts are unsecured, non-interest bearing, and due on demand.

c)

During the six months ended June 30, 2009, the Company incurred $90,000 (2008 - $90,000) for consulting services (included in general and administrative expenses) to a company controlled by the President and Chief Executive Officer of the Company. Other general and administrative expenses were reimbursed in the normal course of business.

d)

During the six months ended June 30, 2009, the Company incurred consulting fees of $62,940 (2008 - $65,000) to an entity controlled by the Chief Financial Officer of the Company. The amounts have been recorded as general and administrative expense.

e)

During the six months ended June 30, 2009, the Company incurred consulting fees of $68,487 (2008 - $62,617) to an officer of the Company. Other general and administrative expenses were reimbursed to the officer in the normal course of business. At June 30, 2009, consulting services and expenditures incurred on behalf of the Company of $14,985 (December 31, 2008 – nil) is owed to this officer, and the amounts are unsecured, non-interest bearing, and due on demand.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2009
(Expressed in US dollars)
(Unaudited)

9.	Related Party Transactions / Balances (continued)

f)

During the six months ended June 30, 2009, the Company incurred consulting fees of $27,000 (2008 - $66,000) to a company controlled by an officer of the Company. Other general and administrative expenses were reimbursed to the officer in the normal course of business.

g)

During the six months ended June 30, 2009, the Company incurred and paid fees of $84,500 (2008 - $58,000) to five non-executive directors of the Company for their service as directors. Other general and administrative expenses were reimbursed to the directors in the normal course of business.

10.	Stock Based Compensation

The Company adopted a Stock Option Plan dated November 7, 2005 under which the Company is authorized to grant stock options to acquire up to a total of 10,000,000 shares of common stock. No options shall be issued under the Stock Option Plan at a price per share less than the defined Market Price. On June 11, 2008, the Company modified the Stock Option Plan to define Market Price as the volume weighted average trading price of the Company’s common shares on the Toronto Stock Exchange or American Stock Exchange, whichever has the greater trading volume for the five trading days before the date of grant. At June 30, 2009, the Company had 3,314,860 shares of common stock available to be issued under the Plan.

During the six months ended June 30, 2009, the Company granted 1,327,500 stock options with immediate vesting to directors, officers, employees and consultants to acquire 1,327,500 common shares at an exercise price of $0.65 per share exercisable for 2 - 7 years and recorded stock-based compensation for the vested options of $797,483, as general and administrative expense.

During the six months ended June 30, 2008, the Company granted 1,033,000 stock options with immediate vesting to directors, officers, employees and consultants to acquire 1,033,000 common shares at a weighted average exercise price of $2.64 per share exercisable for 5 years and recorded stock-based compensation for the vested options of $2,548,225, as general and administrative expense.

The fair value for stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the six months ended June 30, 2009 and 2008 were $0.53 and $2.20 per share, respectively.

The weighted average assumptions used are as follows:

	Six Months Ended
	June 30,	June 30,
	2009	2008

Expected dividend yield	0%	0%
Risk-free interest rate	1.33%	2.94%
Expected volatility	132%	134%
Expected option life (in years)	3.99	4.13

The total intrinsic value of stock options exercised during the six months ended June 30, 2009 and 2008, was $30,000 and $641,954.

The following table summarizes the continuity of the Company’s stock options:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
		$		$

Outstanding, December 31, 2008	4,839,700	2.18

Granted	1,327,500	0.65
Forfeited	(150,000)	2.61
Exercised	(50,000)	0.75

Outstanding, June 30, 2009	5,967,200	1.84	3.16	3,314,056

Exercisable, June 30, 2009	5,929,450	1.83	3.16	3,314,056

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2009
(Expressed in US dollars)
(Unaudited)

10.	Stock Based Compensation (continued)

A summary of the status of the Company’s non-vested shares as of June 30, 2009, and changes during the six months ended June 30, 2009 is presented below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
		$

Non-vested at December 31, 2008	158,500	2.86

Granted	1,327,500	0.53
Vested	(1,443,250)	0.72
Forfeited	(5,000)	2.89

Non-vested at June 30, 2009	37,750	2.60

As at June 30, 2009, there was $31,953 of total unrecognized compensation cost related to non-vested stock option agreements. That cost is expected to be recognized over a weighted average period of 0.62 years.

11.	Stock Purchase Warrants

As at the June 30, 2009, the following common share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
4,932,498	$3.50	April 15, 2010

12.	Commitments

a)

Effective January 1, 2008 the Company amended its July 1, 2005 agreement with a company controlled by a director of the Company for consulting services to be provided to the Company at a revised amount of $12,897 (Cdn$15,000) per month plus termination provisions of five times annual compensation.

b)

Effective January 1, 2008 the Company amended its March 1, 2005 agreement with a company controlled by the President of the Company for consulting services to be provided to the Company at a revised amount of $15,000 per month plus termination provisions of five times annual compensation.

c)

Effective January 1, 2008 the Company amended its May 6, 2005 agreement with the Executive Vice- President of the Company for consulting services to be provided to the Company at a revised amount of $1,000 per day plus termination provisions of five times annual compensation.

d)

Effective January 1, 2008 the Company amended its May 23, 2006 agreement with an entity owned by the Chief Financial Officer of the Company for consulting services to be provided to the Company at a revised rate of $10,318 (Cdn$12,000) per month plus termination provisions of three times annual compensation.

	e)	On September 18, 2008 the Company signed two mining lease agreements which require ten annual payments of $75,000. The first payment was made on signing. (Refer to Note 6(m)).

f)

Effective September 1, 2008 the Company amended its office and administration services agreement with a company controlled by a director, for an amount of $14,617 (Cdn$17,000) per month, extending its term to August 31, 2010.

g)

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

	h)	On May 1, 2009 the Company has agreed to pay an estimated cost of $202,987 for the Nichols Ranch Line Extension Project. As at June 30, 2009, $40,597 has been paid and recorded as a prepaid expense.

i)

On June 23, 2009 the Company has signed a letter of understanding in which the Company has agreed to pay an estimated customer advance of $674,200 subject to the completion and development of a definitive term sheet. As at June 30, 2009, no amount has been paid.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2009
(Expressed in US dollars)
(Unaudited)

13.	Segment Disclosures

The Company has two operating segments both involving the acquisition and exploitation of uranium and mineral resources. These operating segments consist of the Arkose Mining Venture (“Arkose”) and the Company’s remaining operations

Factors used to identify the Company’s reportable segments include the organizational structure of the Company and the financial information available for evaluation by the chief operating decision-maker in making decisions about how to allocate resources and assess performance. The Company’s operating segments have been broken out based on similar economic and other qualitative criteria. The Company operates both reporting segments in one geographical area, the United States.

The Chief Executive Officer is the Company’s Chief Operating Decision Maker (CODM) as defined by SFAS 131, “Disclosure about Segments of an Enterprise and Related Information.” The CODM allocates resources and assesses the performance of the Company based on the results of operations.

Prior to the year ended December 31, 2008, the Company only had one operating segment.

	June 30, 2009
	Total	Uranerz	Arkose
	$	$	$

Total Assets	19,909,519	19,509,741	399,778

	For the
	Three Months Ended
	June 30, 2009
	Total	Uranerz	Arkose
	$	$	$

Net loss	(1,886,980)	(1,395,345)	(491,635)

	For the
	Three Months Ended
	June 30, 2008
Net loss	(1,451,759)	(799,831)	(651,928
Gain from discontinued operations	753,588	753,588	–

	For the
	Six Months Ended
	June 30, 2009
	Total	Uranerz	Arkose
	$	$	$

Net loss	(3,874,249)	(3,271,084)	(603,165)

	For the
	Six Months Ended
	June 30, 2008
Net loss	(29,770,962)	(28,880,832)	(890,130)
Gain from discontinued operations	751,688	751,688	–

14.	Subsequent Events

In accordance with SFAS 165, we have evaluated subsequent events through August 6, 2009, the date of issuance of the unaudited consolidated financial statements. During this period we did not have any material recognizable subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Statements

This quarterly report contains “forward-looking-statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and, if warranted, development of its properties, plans related to its business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

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

  risks related to our need for qualified personnel for exploring for, starting and operating a mine;

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

  risk related to the capital markets and our ability to raise capital for project development and working capital requirements, as required; and

  risks related to our securities.

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Risk Factors and Uncertainties” contained in our annual report on Form 10-K for the year ended December 31, 2008 and filed with the Securities and Exchange Commission on March 12, 2009. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

General

Uranerz Energy Corporation is incorporated under the laws of the State of Nevada. Our executive offices are located at 1701 East “E” Street, PO Box 50850, Casper, Wyoming 82605-0850, USA and our phone number there is 307-265-8900. Our principal business office and our operations office is located at 1701 East “E” Street, PO Box 50850, Casper, Wyoming 82605-0850, USA and our phone number there is 307-265-8900. We also maintain an administrative office located at Suite 1410 - 800 West Pender Street, Vancouver, British Columbia, Canada V6C 2V6, and our telephone number there is 604-689-1659.

Our common stock is traded on the NYSE Amex and on the Toronto Stock Exchange under the symbol “URZ” and on the Frankfurt Exchange under the symbol “U9E”.

We are an exploration stage company engaged in the acquisition, exploration and, if warranted, development of uranium properties. We are principally focused on the exploration of our properties in the Powder River Basin area of Wyoming. We are exploring these properties with the objective of assessing their viability for commercial in-situ recovery (“ISR”) uranium mining projects. We also own interests in properties in the Great Divide Basin area of Wyoming, in Texas and in Saskatchewan, Canada.

Our Powder River Basin properties include:

  our 100% owned properties that totaled 34,076 acres as of June 30, 2009,

  our 81% interest Arkose Mining Venture properties that totaled 90,210 acres as of June 30, 2009, and additional properties that we have acquired outside the Powder River Basin area.

Our 100% owned properties in the Powder River Basin are comprised of unpatented mining lode claims, state leases and fee (private) mineral leases, summarized below:

		Number of Claims/	Acreage
Property Composition	Ownership Interest (1)	Leases	(Approximate)

Unpatented Lode Mining Claims	100%	1,264	25,049 acres

State Leases	100%	9	6,480 acres

Fee (private) Mineral Leases	100%	16	2,447 acres

Total		1,291	33,976 acres

(1)	Subject to various royalties.

These 100% owned properties in the Powder River Basin include the following property units:

Property	No. Claims	Approximate Acreage
Doughstick	22	440
Collins Draw	58	1,160
State Lease	NA	640
North Rolling Pin	65	1,300
Hank	63	1,260
Nichols Ranch	35	700
C-Line	40	800
Willow Creek	11	220
West North-Butte	145	2,900
East Nichols	116	2,320
North Nichols	143	2,860
TOTAL	698	13,960

The Arkose Mining Venture properties are comprised of unpatented lode mining claims, state leases and fee (private) mineral leases, summarized below:

		Number of Claims/	Acreage
Property Composition	Ownership Interest (1)	Leases	(Approximate)

Unpatented Lode Mining Claims	81%	4,242	69,383 acres

State Leases	81%	3	2,080 acres

Fee (private) Mineral Leases	81%	67	18,747 acres

Total		4,312	90,210 acres

(1)	Subject to various royalties.

Through a combination of claim staking, purchasing, and leasing we have also acquired interests in several projects that lie within the Powder River Basin but outside of the project areas discussed above. These properties include the Verna Ann, Niles Ranch, North Reno Creek, and South Reno Creek projects. These projects are located in sandstone basins of Tertiary age with known uranium mineralization. However, due to our focused approach we have not yet initiated exploration work on these projects.

Our plan of operations is to carry out exploration of our Wyoming Powder River Basin properties while our joint venture partner will be responsible for carrying out exploration of our Wyoming Great Divide Basin properties. Our Texas and Saskatchewan properties are under strategic review. The information regarding the location and access for our Saskatchewan and Wyoming properties, together with the history of operations, present condition and geology of each of our properties, is presented in Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2008 under the heading “Description of Properties”, previously filed with the SEC on March 12, 2009.

During the winter of 2008/09 leach amenability studies were performed on sample cores obtained from the Doughstick and South Doughstick properties. Standard ISR leach “bottle roll” tests were conducted on the samples by Energy Laboratories in Casper, Wyoming. The leach amenability studies intend to demonstrate that the uranium mineralization is capable of being leached using conventional ISR chemistry. The leach solution was prepared using sodium bicarbonate as the source of the carbonate complexing agent. Hydrogen peroxide was added as the uranium oxidizing agent. The study is an indication of the ore’s reaction rate and the potential uranium recovery. The test results showed the uranium recovery percentage for South Doughstick as 87.8%, and the uranium recovery percentage for Doughstick as 77.1% . The 88 and 77 percent results are greater than the 73 percent that Uranerz used in its Preliminary (Economic) Assessment of the Nichols Ranch Uranium ISR Project. Doughstick and South Doughstick properties are located approximately 2 miles south of Nichols Ranch.

Drilling in 2009 began April 21 on the Arkose Mining Venture properties. Through July 3, 2009, a total of 199 uranium trend and delineation holes were drilled utilizing up to three drill rigs and two electric log probing units. Drilling was conducted at South Doughstick, Cedar Canyon, and a new adjacent area, North Jane.

A total of 93 holes were drilled at the South Doughstick property and extended the known 100 Sand uranium-mineralized trend an additional 2,600 feet farther south in the middle of the property. Drilling also began one mile south of the primary South Doughstick trend on an extension where uranium mineralization has been found in the 100 Sand with 43 exploration holes drilled at this location. Preparation of a National Instrument 43-101 technical report on the South Doughstick property is in progress and is expected to be released in the near future.

At Cedar Canyon, 32 exploration holes were drilled but only minor mineralization was found. In an adjacent area between the Uranerz Doughstick property and Cedar Canyon, new uranium mineralization was found in the 100 Sand. This area of the Arkose property, designated the North Jane project, is believed to be an extension of the trend located at the Company’s 100%-owned Doughstick property. To date, 31 holes have been drilled at North Jane with good results. A separate National Instrument 43-101 technical report has been started for the Uranerz Doughstick property, but will now wait for the North Jane drilling to be completed, as these two properties are adjacent and believed to be part of the same trend. The combined effort for drilling on the Arkose properties through July 3, 2009 represents approximately 126,117 feet of drilling with an average depth of 634 feet per hole.

In addition to the Arkose exploration program, 51 delineation holes were drilled on Uranerz’ 100%-owned Nichols Ranch and other near-by properties. The purpose of this drilling was primarily to prepare for the installation of baseline monitor wells for the planned Nichols Ranch ISR uranium mining facility Well Field Unit #1.

The objective of the 2009 Arkose drilling project is to find previously unknown or little known uranium mineralization trends and to delineate known trends, thus providing data for permitting and eventual production operations in favorably identified areas. During the first half of 2009, uranium mineralization found ranged from <0.01% eU3O8 to 0.51% eU3O8. A cut-off grade of 0.03% eU3O8 was established for Arkose projects. Approximately 45.2 % of the 199 holes drilled to date in 2009 met or exceeded the minimum cut-off grade. Some of the delineation drilling was conducted in rows or fences of drill holes, with each end of the fence being drilled until barren sand was found. This drilling technique typically results in two or more barren holes per fence.

The drilling results Uranerz has achieved at the Arkose South Doughstick, North Jane, and South Doughstick Extension properties is encouraging. The full extent of the uranium resources on the South Doughstick project area was virtually unknown prior to the Uranerz drilling program last season. Considering that the proposed Nichols Ranch ISR uranium facility site is only 2 to 3 miles away, additional mineralization should further enhance Uranerz’ position in this area of the Powder River Basin. Looking to the remainder of our summer drilling activities, after North Jane has been delineated, we plan to move to the Little Butte area where mineralization was found in 2008. Drilling at Little Butte will concentrate on the 90 Sand and a trend nose structure we believe is contained there.

We have applied for mine operating permits on two of our properties in the Powder River Basin area of Wyoming that we feel have the potential, based on data in our possession, of being developed into commercial in-situ recovery uranium mines. We plan to use the low cost mining process of in-situ recovery mining (which we refer to as “ISR”), a process that uses a ‘leaching’ solution to extract uranium from underground ore bodies. The ‘leaching’ agent, which contains an oxidant such as oxygen with sodium bicarbonate (commonly known as baking soda), is added to the native groundwater and injected through wells into the ore body in a sandstone aquifer to dissolve the uranium. This solution is then pumped via other wells to the surface for processing — resulting in a cost-efficient and environmentally friendly mining process.

The ISR mining process differs dramatically from conventional mining techniques in that ISR mining leaves the rock matrix in place. The ISR technique avoids the movement and milling of rock and ore does not produce mill tailing waste associated with more traditional mining methods.

Applications for a Permit to Mine and a Source Material License for the Nichols Ranch ISR Uranium Project were submitted to the Wyoming Department of Environmental Quality — Land Quality Division (“WDEQ”) and the United States Nuclear Regulatory Commission (“NRC”) in December of 2007. Both the NRC and WDEQ applications were deemed complete for further technical and environmental review in April 2008 and August 2008, respectively. In the fall of 2008, Uranerz received Requests for Additional Information (“RAI”) for the technical review from the NRC. Uranerz submitted responses to the RAI, consisting of answers with supporting data, to the NRC during March 2009. This return of information and data will allow the NRC to progress with the review, which should ultimately lead to the issuance of the required Source Materials License that allows Uranerz to receive, possess, use, transfer, and deliver radioactive materials. Uranerz also received an RAI from the NRC for the environmental portion of the application review on March 12, 2009. Uranerz submitted responses to the environmental RAI in May 2009. The WDEQ is currently conducting their detailed review of the Permit to Mine application and both the NRC and WDEQ applications are progressing through the regulatory review process. Approval of the permit applications is expected to allow us to proceed with commercial advancement of the two properties leading to production of yellowcake using the ISR method of uranium mining.

The mine plan for the Nichols Ranch ISR Uranium Project includes a central processing facility at our Nichols Ranch property and a satellite ion exchange facility at our Hank property. The ultimate production level from these two properties is planned to be in the range of 600,000 to 800,000 pounds per year (as U3O8). The central processing facility is planned for a licensed capacity of 2 million pounds per year of uranium (as U3O8) and it is intended that it will process uranium-bearing well-field solutions from Nichols Ranch, as well as uranium-loaded resin transported from the Hank satellite facility, plus uranium-loaded resin from any additional satellite deposits that may be developed on our other Powder River Basin properties. This centralized design enhances the economics of our potential additional satellite projects by maximizing production capacity while minimizing further capital expenditures on processing facilities. The project is progressing through detailed engineering and design. On June 6, 2009, we announced and released a technical report on the Nichols Ranch property. See Form 8-K filed with the Securities and Exchange Commission on June 6, 2009.

In anticipation of receiving all the approvals necessary to mine in 2010, we have commenced a marketing program for conditional sales of uranium from our Nichols Ranch ISR Uranium Project. On July 23, 2009, we announced that we entered into a sales agreement with Exelon Generation Company, LLC for the sale of uranium over a five year period for defined pricing.

Financial Position

The Company’s overall financial position is disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 12, 2009 and the unaudited Financial Statements at June 30, 2009 as provided herein under the section heading “Financial Statements” above.

Liquidity and Capital Resources

We are carrying out an exploration, environmental and mine design program with a budget of approximately $5,900,000 in 2009. This plan, plus general and administrative expenses of approximately $3,600,000 amounts to cash requirements of approximately $9,500,000 for the year ending December 31, 2009 as reported in Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2008 under the heading “Description of Properties”, previously filed with the SEC on March 12, 2009. Mineral property acquisitions, dependent upon opportunities that may arise, and equipment acquisitions of approximately $1,500,000 are expected be additional expenditures. During the six months ended June 30, 2009, mineral property expenditures incurred were $1,540,684, including minor acquisitions.

At June 30, 2009, we had cash and short term securities of $18,673,255 and working capital of $18,262,867, as compared to the ending near cash balance of $21,253,277 and working capital of $21,405,022 as at December 31, 2008. Our working capital at June 30, 2009 includes $9,371,630 of short term marketable securities compared to $20,432,035 as at December 31, 2008, which are equivalent to cash for operational purposes.

Net cash used in operating activities was $2,569,201 for the six months ended June 30, 2009, compared to $7,604,033 for the corresponding period in 2008. The decrease in net cash used in operations of $5,034,832 resulted primarily from a decrease in mineral property cash expenditures of $4,772,450 from 2008 when substantial properties were acquired. Net cash from investing activities was $11,028,778 for the six months ended June 30, 2009, compared to $15,980,285 used in the corresponding period in 2008; the variance derived primarily from the investment in short term marketable securities.

Net cash provided by financing activities amounted to $20,806 for the six months ended June 30, 2009, compared to $22,765,841 provided in the corresponding period in 2008 when common shares were issued for proceeds of $24,168,475..

During the twelve-month period following the date of this quarterly report, we anticipate that we will not generate any revenue. We anticipate that any additional funding may be in the form of equity financing from the sale of our common stock and the exercise of share purchase warrants. Our exploration plans will be continually evaluated and modified as exploration and environmental results become available. General and administrative expenses, planning and environmental expenses are incurred throughout the year; most of our exploration expenditures are incurred during the nine-month period of March through November. Modifications to our plans will be based on many factors including results of exploration, assessment of data, weather conditions, exploration costs, the price of uranium and available capital. Further, the extent of exploration programs that we undertake will be dependent upon the amount of financing available to us. We believe we have sufficient cash to continue our exploration and planning and to meet on-going operating expenses for the next twelve months, and beyond as we scale our operations to the resources we have available.

To date, our primary source of funds has been equity investments, and this trend is expected to continue together with production related financing when our mine development permitting is complete. Recently, the poor conditions in the U.S. housing market and the subsequent credit restrictions which caused a loss of confidence in the broader U.S. and global credit are working their way through the financial system. These disruptions in the credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. Our access to additional capital may not be available on terms acceptable to us. If, when additional funding is required, we are unable to obtain financing through equity investments on terms suitable to us, we will seek multiple solutions including, but not limited to, credit facilities or debenture issuances, or, if necessary, selling off property interests, either by selling production interests, royalty interests or properties.

On July 10, 2009, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission and a preliminary prospectus in Canada under which, when effective, we may issue up to $50 million in common stock, debt securities, warrants, subscription receipts or other such securities.

Our current short term investments have not been affected by the current stock market disruptions as these investments are primarily in low risk bearer deposit notes issued and guaranteed by Canadian Chartered banks. At the end of the investment period of these securities, we plan on reinvesting the securities in similar short term instruments. Management and the board of directors periodically meet to review the status of these investments and determine investment strategies, taking into account current market conditions and the short and long term capital needs of the Company.

Results of Operations

Three-month period ended June 30, 2009 compared to three-month period ended June 30, 2008

Revenue and Operating Expenses

We have not earned any revenues to date and we anticipate that we will not generate any revenues during the twelve-month period following the date of this quarterly report.

We incurred total operating expenses of approximately $2,135,848 for the three-month period ended June 30, 2009, as compared to $2,350,166 for the corresponding period in 2008. The decrease of operating expenses in the amount of $214,318 was primarily attributable to a $166,268 decrease in general and administrative expenses.

We had no significant financing expense for the three-month periods ended June 30, 2009 and 2008. We earned $55,248 of interest income for the three-month period ended June 30, 2009 as compared to $144,819 for the corresponding period in 2008. This income resulted from short term investments.

Net loss for the three-month period ended June 30, 2009 was approximately $1,886,980, as compared to approximately $1,451,759 for the corresponding period in 2008, primarily due to the reduction of interest income and an increase in mineral property expenditures.

Six-month period ended June 30, 2009 compared to six-month period ended June 30, 2008

We incurred total operating expenses of approximately $4,257,423 for the six-month period ended June 30, 2009, as compared to $30,729,745 for the corresponding period in 2008. The decrease of operating expenses in the amount of $26,472,322 was primarily attributable to a $23,862,450 decrease in mineral property expenditures and a $1,749,540 decrease in general and administrative expenses. Our $24,617,796 acquisition of NAMMCO properties is included in the mineral property expenditures for six-month period ended June 30, 2008.

We had no significant financing expense for the six-month periods ended June 30, 2009 and 2008. We earned $113,994 of interest income for the six month period ended June 30, 2009 as compared to $207,115 for the corresponding period in 2008. This income resulted from short term investments. A gain on sale of approximately $753,557 for 60% of former subsidiary, Rolling Hills LLP, was realized during the six month period ended June 30, 2008.

Net loss for the six-month period ended June 30, 2009 was approximately $3,874,249, as compared to approximately $29,770,962 for the corresponding period in 2008, a decrease of $25,896,713. The net loss was abnormally affected by the acquisition of properties in the 2008 period and results of operations can be more expected to reflect historical levels for the remainder of 2009, unless other significant acquisitions are identified and concluded.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders except as disclosed in the unaudited Financial Statements at June 30, 2009. The Company has had no material changes to its off-balance sheet arrangements as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 12, 2009 and the unaudited Financial Statements at June 30, 2009 as provided herein under the section heading “Financial Statements” above.

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

Contractual Obligations

The Company has had no material changes to its contractual obligations as disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2009 and the unaudited Financial Statements at June 30, 2009 as provided herein under the section heading “Financial Statements” above.

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

Changes in Internal Control over Financial Reporting

During our most recently completed fiscal quarter ended June 30, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except for the risk factor as provided below, there have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 12, 2009

Recent market events and conditions, including disruptions in the U.S. and international credit markets and other financial systems and the deterioration of the U.S. and global economic conditions, could, among other things, impede access to capital or increase the cost of capital, which would have an adverse effect on our ability to fund our working capital and other capital requirements.

In 2007, 2008 and into 2009, the U.S. credit markets began to experience serious disruption due to a deterioration in residential property values, defaults and delinquencies in the residential mortgage market (particularly, sub-prime and non-prime mortgages) and a decline in the credit quality of mortgage backed securities. These problems led to a slow-down in residential housing market transactions, declining housing prices, delinquencies in non-mortgage consumer credit and a general decline in consumer confidence. These conditions continued and worsened in 2008 and into 2009, causing a loss of confidence in the broader U.S. and global credit and financial markets and resulting in the collapse of, and government intervention in, major banks, financial institutions and insurers and creating a climate of greater volatility, less liquidity, widening of credit spreads, a lack of price transparency, increased credit losses and tighter credit conditions. Notwithstanding various actions by the U.S. and foreign governments, concerns about the general condition of the capital markets, financial instruments, banks, investment banks, insurers and other financial institutions caused the broader credit markets to further deteriorate and stock markets to decline substantially. In addition, general economic indicators deteriorated, including declining consumer sentiment, increased unemployment and declining economic growth and uncertainty about corporate earnings.

Although there are indications that the worst disruptions are over, these disruptions in the credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. These disruptions could, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations. Our access to additional capital may not be available on terms acceptable to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2009, no unregistered securities were sold.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On June 10, 2009, Uranerz Energy Corporation held its annual general meeting of shareholders at the Hilton Garden Inn, 1150 N. Poplar Street, Casper, Wyoming 82601 at 9:30 a.m. local time. Shareholders representing 36,503,865 shares or 65.8% of the shares authorized to vote (55,452,387) were present in person or by proxy, representing a quorum for the purposes of the annual meeting. The shareholders approved the following:

Proposal #1 – Election of Directors

The election of the Nominees to the Company’s Board to serve until the Company’s 2010 Annual Meeting of Shareholders or until successors are duly elected and qualified:

                         Glenn Catchpole
                         Dennis Higgs
                         Gerhard Kirchner
                         George Hartman
                         Peter Bell
                         Paul Saxton
                         Arnold J. Dyck
Richard Holmes	Voted For 36,169,575 36,204,015 36,208,414 36,226,459 35,980,701 35,975,402 35,902,809 36,264,708		Withheld 334,290 299,850 295,451 277,406 523,164 528,463 601,056 239,157
Proposal #2 To ratify the Company’s Amended Articles of Incorporation to increase the Company’s authorized shares of common stock from 100,000,000 to 200,000,000	For	Against	Abstain
	33,865,280	2,528,761	109,824
Proposal #3 To ratify the Company’s Amended 2005 Nonqualified Stock Option Plan	For	Against	Abstain
	25,515,967	1,237,977	138,832
Proposal #4 To ratify the appointment of the Company’s Independent Registered Public Accounting Firm for the 2009 fiscal year	For	Against	Abstain
	36,348,923	78,636	76,306

Proxies were solicited under the proxy statement filed with the Securities and Exchange Commission on April 30, 2009. Each nominee for director was elected, and the Shareholders approved each proposal.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are attached to this Quarterly Report on Form 10-Q:

Exhibit
Number	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws, as amended (1)

3.3	Articles of Amendment filed July 5, 2005 (2)

3.4	Articles of Amendment filed August 8, 2008(3)

3.5	Articles of Amendment filed July 8, 2009(4)

4.1	Share Certificate (1)

10.1	2005 Stock Option Plan as amended on June 10, 2009(5)

10.2	Amended Hartman Letter Agreement effective January 1, 2008

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Registrant’s Form SB-2 filed March 15, 2002
(2)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB filed April 14, 2006
(3)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed August 11, 2008
(4)	Previously filed as an exhibit to the Registrants Form S-3 filed July 9, 2009
(5)	Previously filed as an exhibit to the Registrants Form S-3 filed July 9, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URANERZ ENERGY CORPORATION

By: /s/ Benjamin Leboe	By: /s/ Glenn Catchpole
Benjamin Leboe, Chief Financial Officer	Glenn Catchpole, President and Principal Executive
Date: August 10, 2009	Officer, Director
Date: August 10, 2009