Form 10-Q
period 2009-09-30
URANERZ ENERGY CORP.
filed 2009-11-09
CIK 1162324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ x ]No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes[ x ] No[    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ x ]
Non-accelerated filer [ ]	Smaller reporting company[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [    ]  No[ x ]

Number of shares of issuer’s common stock outstanding at November 4, 2009: 64,194,887

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008

Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and and Accumulated from May 26, 1999 (Date of inception) to September 30, 2009

Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 and Accumulated from May 26, 1999 (Date of inception) to September 30, 2009

Consolidated Statement of Stockholders’ Equity for nine month period from January 1, 2009 to September 30, 2009

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

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Uranerz Energy Corporation
(An Exploration Stage Company)

September 30, 2009

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	September 30,	December 31,
	2009	2008
	$	$
	(Unaudited)
ASSETS
Current Assets
Cash	1,744,011	821,242
Marketable securities	13,978,466	20,432,035
Prepaid expenses and deposits (Note 7)	1,096,257	641,215
Other current assets	16,046	10,269
Total Current Assets	16,834,780	21,904,761
Mineral Property Reclamation Bonds (Note 6(i))	318,783	318,404
Property and Equipment (Note 5)	585,729	642,572
Total Assets	17,739,292	22,865,737

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	257,708	186,872
Accrued liabilities (Note 7)	517,839	228,800
Due to related parties (Note 9)	48,670	50,000
Current portion of loan payable (Note 8)	26,852	34,067
Total Current Liabilities	851,069	499,739
Loan Payable (Note 8)	–	18,079
Total Liabilities	851,069	517,818

Commitments and Contingencies (Notes 6 and 12)
Stockholders’ Equity
Preferred Stock, 10,000,000 shares authorized, $0.001 par value;
Nil shares issued and outstanding	–	–
Common Stock, 200,000,000 shares authorized, $0.001 par value;
55,694,887 shares issued and outstanding (December 31, 2008 - 55,452,387)	55,695	55,452
Additional Paid-in Capital	83,394,012	82,366,879
Deficit Accumulated During the Exploration Stage	(66,567,501)	(60,143,997)
Total Uranerz Shareholder’s Equity	16,882,206	22,278,334
Non-controlling Interest	6,017	69,585
Total Equity	16,888,223	22,347,919
Total Liabilities and Stockholders’ Equity	17,739,292	22,865,737

The accompanying notes are an integral part of these consolidated financial statements.

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
(Unaudited)

					Accumulated From
					May 26, 1999
	Three Months Ended		Nine Months Ended		(Date of Inception)
	September 30,		September 30,		to September 30,
	2009	2008	2009	2008	2009
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses
Depreciation	44,165	35,542	129,976	88,680	331,518
Foreign exchange	(1,337)	(6,516)	936	(1,368)	25,489
General and administrative (Note 9)	878,005	935,837	3,506,660	5,314,032	27,979,765
Joint venture expenses	–	1,083,069	–	1,973,199	–
Mineral property expenditures	1,958,194	673,389	3,498,878	26,076,523	42,675,510
Total Operating Expenses	2,879,027	2,721,321	7,136,450	33,451,066	71,012,282
Operating Loss	(2,879,027)	(2,721,321)	(7,136,450)	(33,451,066)	(71,012,282)
Other Income (Expense)
Gain on sale of investment securities	–	–	–	–	79,129
Interest income	17,985	133,054	131,979	340,169	1,864,046
Loss on settlement of debt	–	–	–	–	(132,000)
Mineral property option payments received	–	–	–	–	152,477
Total Other Income (Expense)	17,985	133,054	131,979	340,169	1,963,652
Loss from continuing operations	(2,861,042)	(2,588,267)	(7,004,471)	(33,110,897)	(69,048,630)
Discontinued operations (Note 4)
Loss from discontinued operations	–	(743)	–	(2,632)	(28,732)
Gain on disposal of discontinued operations	–	226,152	–	979,709	979,709
Gain on discontinued operations	–	225,409	–	977,077	950,977
Net Loss	(2,861,042)	(2,362,858)	(7,004,471)	(32,133,820)	(68,097,653)
Net loss attributable to non-controlling Interest	311,787	–	580,967	–	1,530,152
Net loss attributable to the Company	(2,549,255)	(2,362,858)	(6,423,504)	(32,133,820)	(66,567,501)

Amounts attributable to Company
Shareholders:
Loss from continuing operations	(2,549,255)	(2,588,267)	(6,423,504)	(33,110,897)	(67,518,478)
Income from discontinued operations	–	225,409	–	977,077	950,977
Net loss attributable to the Company	(2,549,255)	(2,362,858)	(6,423,504)	(32,133,820)	(66,567,501)

Net Loss Per Share Attributable to Company
Shareholders – Basic and Diluted
Continuing Operations	(0.05)	(0.05)	(0.12)	(0.65)
Discontinued Operations	–	0.01	–	0.02
Net Loss Per Share – Basic and Diluted	(0.05)	(0.04)	(0.12)	(0.63)

Weighted Average Shares Outstanding	55,561,000	55,444,000	55,497,000	51,192,000

The accompanying notes are an integral part of these consolidated financial statements.

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

			Accumulated From
			May 26, 1999 (Date of
	Nine Months Ended		Inception)
	September 30,		to September 30,
	2009	2008	2009
	$	$	$
Operating Activities

Net loss	(6,423,504)	(32,133,820)	(66,567,501)

Adjustments to reconcile net loss to cash used in operating
activities:

Depreciation	129,976	88,680	331,518
Equity loss on investment	–	74,617	74,617
Gain on the disposal of discontinued operations	–	(979,709)	(979,709)
Gain on sale of investment securities	–	–	(79,129)
Expenses incurred by joint venture	–	1,973,199	–
Loss on settlement of debt	–	–	132,000
Mineral property option payment received	–	–	(37,500)
Non-controlling interest	(63,568)	–	6,017
Shares issued to acquire mineral properties	–	19,090,000	19,090,000
Stock-based compensation	861,251	2,718,676	16,573,159

Changes in operating assets and liabilities:

Prepaid expenses and deposits	(455,042)	(29,380)	(1,090,020)
Other current assets	(5,777)	35,118	(16,022)
Accounts payable and accrued liabilities	359,875	95,297	906,219
Due to related parties	(1,330)	(29,944)	519,428

Net Cash Used in Operating Activities	(5,598,119)	(9,097,266)	(31,136,923)

Investing Activities

Reclamation bonds	(379)	(230,904)	(318,783)
Acquisition of subsidiary, net cash paid	–	–	(48)
Purchase of investment securities	–	(22,264,680)	(20,432,035)
Proceeds from sale of investment securities	6,453,569	–	6,570,198
Advances to joint venture	–	(2,433,552)	–
Purchase of property and equipment	(73,133)	(277,080)	(818,832)
Disposition of subsidiary	–	905,092	905,092

Net Cash Provided by (Used In) Investing Activities	6,380,057	(24,301,124)	(14,094,408)

Financing Activities

Repayment of loan payable	(25,294)	(23,355)	(71,562)
Advances to related party	–	–	10,700
Proceeds from issuance of common stock	166,125	24,221,275	48,706,676
Share issuance costs	–	(1,387,219)	(1,670,472)

Net Cash Provided By Financing Activities	140,831	22,810,701	46,975,342

Effect of Exchange Rate Changes on Cash	–	(481)	–

Increase (Decrease) In Cash	922,769	(10,588,170)	1,744,011

Cash - Beginning of Period	821,242	11,343,737	–

Cash - End of Period	1,744,011	755,567	1,744,011

Non-cash Investing and Financing Activities

Sale of 60% of Rolling Hills investment for interest in mineral
projects	–	774,216	774,216
Investment securities received as a mineral property option
payment	–	–	37,500
Purchase of equipment with loan payable	–	–	98,414
Common stock issued to settle debt	–	402,250	744,080
Common stock issued for mineral property costs	–	19,090,000	19,105,000

Supplemental Disclosures

Interest paid	2,462	4,400	11,705
Income taxes paid	–	–	–

The accompanying notes are an integral part of these consolidated financial statements.

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statement of Stockholders’ Equity
For the Nine Month Period from January 1, 2009 to September 30, 2009
(Expressed in US dollars)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Exploration	Non-Controlling
	Shares	Amount	Capital	Stage	Interest	Total
	#	$	$	$	$	$

Balance, December 31, 2008	55,452,387	55,452	82,366,879	(60,143,997)	69,585	22,347,919
Stock options exercised at $0.75 per share	85,000	85	63,665	–	–	63,750
Stock options exercised at $0.65 per share	157,500	158	102,217	–	–	102,375
Fair value of stock options granted	–	–	861,251	–	–	861,251
Net loss and comprehensive loss for the period	–	–	–	(6,423,504)	(580,967)	(7,004,471)
Change in non-controlling interest	–	–	–	–	517,399	517,399
Balance, September 30, 2009	55,694,887	55,695	83,394,012	(66,567,501)	6,017	16,888,223

The accompanying notes are an integral part of these consolidated financial statements.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2009
(Expressed in US dollars)
(Unaudited)

1.	Nature of Operations

Uranerz Energy Corporation (the “Company”) was incorporated in the State of Nevada, U.S.A. on May 26, 1999. Effective July 5, 2005, the Company changed its name from Carleton Ventures Corp. to Uranerz Energy Corporation. The Company has mineral property interests in Canada and the United States.

The Company is an Exploration Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company’s principal business is the acquisition and exploitation of uranium and mineral resources.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2009, and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the nine month period ended September 30, 2009 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2009. The interim unaudited consolidated financial statements have been condensed pursuant to the Securities and Exchange Commission's rules and regulations and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K filed on March 12, 2009 with the SEC.

	b)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	c)	Marketable Securities

The Company defines marketable securities as income yielding securities that can be readily converted into cash. Examples of marketable securities include U.S. Treasury and agency obligations, commercial paper, corporate notes and bonds, time deposits, foreign notes and certificates of deposit. The Company accounts for its investment in debt and equity instruments under FASB ASC 320, Investments – Debt and Equity Securities. We follow the guidance provided by ASC 320 to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense). Management determines the appropriate classification of such securities at the time of purchase and re-evaluates such classification as of each balance sheet date. At September 30, 2009, the Company’s marketable securities consisted of term deposits for periods longer than three months and are classified as held-to-maturity.

	d)	Mineral Property Costs

The Company is primarily engaged in the acquisition, exploration and development of mineral properties. Mineral property acquisition costs are capitalized when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met. In the event that a mineral property is acquired through the issuance of the Company’s shares, the mineral property will be recorded at the fair value of the respective property or the fair value of common shares, whichever is more readily determinable.

When mineral properties are acquired under option agreements with future acquisition payments to be made at the sole discretion of the Company, those future payments, whether in cash or shares, are recorded only when the Company has made or is obliged to make the payment or issue the shares. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves and bankable feasibility, the costs incurred to develop such property are capitalized.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2009
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	e)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Income Taxes as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these consolidated financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

	f)	Fair Value of Financial Instruments

Our financial instruments consist principally of cash and cash equivalents and short-term marketable securities, accounts payable and loans payable. Marketable securities consist of time deposits longer than three months and are classified as held to maturity securities. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments the fair value of our cash equivalents and marketable securities is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

	g)	Recent Accounting Pronouncements

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s consolidated financial statements, but did eliminate all references to pre-codification standards

In May 2009, FASB issued ASC 855-10, Subsequent Events – Overall, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855-10 did not have a material effect on the Company’s consolidated financial statements. Refer to Note 5.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

	h)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation including the reclassification of non-controlling interest upon the adoption of ASC 810, Consolidation.

3.	Cash, Cash Equivalents and Marketable Securities

At September 30, 2009 the Company had $15,722,477 in cash, cash equivalents and marketable securities. Our marketable securities consist of $13,978,466 of bank guaranteed deposits with terms longer than three months. Pursuant to ASC 820 the fair value of all of our cash equivalents and marketable securities is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company places cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2009
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

5.	Property and Equipment

			September 30,	December 31,
			2009	2008
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Computers and office equipment	184,160	85,976	98,184	108,757
Field equipment	733,087	245,542	487,545	533,815
	917,247	331,518	585,729	642,572

6.	Mineral Properties

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

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2009
(Expressed in US dollars)
(Unaudited)

6.	Mineral Properties (continued)

e)

On June 7, 2006, the Company entered into an Agreement with a company (the “Optionee”) on two of the Company’s exploration projects located within the Red Desert area of southwest Wyoming. Under the Agreement the Company and the Optionee are to form a joint venture to conduct further exploration and to develop the properties. The Optionee shall have the right to earn a 50% equity interest in the joint venture during the first phase of the exploration program by managing the property, incurring a minimum $100,000 per year of exploration costs on the projects, and incurring $750,000 of exploration costs, within three years of inception of the agreement. On August 18, 2009 the Optionee terminated the Agreement and relinquished all right, title and interest in the lode mining claims and state leases that are part of the Agreement.

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

o)	On July 7, 2009, the Company, on behalf of the Arkose Mining Venture, leased 320 acres of mineral properties within Arkose’s area of interest in Wyoming.

p)

On August 21, 2009, the Company decided not to pay annual maintenance fees totaling $58,380 for 285 100% owned mining claims and 132 81% owned mining claims that are no longer of strategic interest to the Company.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2009
(Expressed in US dollars)
(Unaudited)

7.	Balance Sheet Details

	a)	The components of prepaid expenses are as follows:

	September 30,	December 31,
	2009	2008
	$	$

Deferred financing expense	150,397	–
Deposits	47,375	37,000
Insurance	39,351	92,092
Lease costs	772,157	505,564
Other	22,529	6,559
Surface use and damage costs	64,448	–
Total accrued liabilities	1,096,257	641,215

b)	The components of accrued liabilities are as follows:

	September 30,	December 31,
	2009	2008
	$	$

Reclamation costs	146,785	228,800
Mineral exploration expenses	326,000	–
Professional fees	23,000	–
General and administrative expenses	22,054	–
Total accrued liabilities	517,839	228,800

8.	Loan Payable

`	September 30,	December 31,
	2009	2008
Loan payable to vendor, interest imputed at 8% per annum,
maturing September 2010, and secured by field equipment	$26,852	$52,146

Less current portion:	(26,852)	(34,067)
	$–	$18,079

9.	Related Party Transactions / Balances

a)

During the nine months ended September 30, 2009, the Company incurred $251,068 (2008 - $288,000) for consulting services and office expenses (included in general and administrative expenses) to companies controlled by a director who is Executive Chairman of the Company. Other general and administrative expenses were reimbursed in the normal course of business.

b)

During the nine months ended September 30, 2009, the Company incurred $143,000 (2008 - $148,000) for consulting services (included in general and administrative expenses) to a director who is also Executive Vice President and Chief Operating Officer. Other general and administrative expenses were reimbursed in the normal course of business. At September 30, 2009, consulting services and expenditures incurred on behalf of the Company of $17,407 (December 31, 2008 - $50,000) is owed to this director, and the amounts are unsecured, non-interest bearing, and due on demand.

c)

During the nine months ended September 30, 2009, the Company incurred $135,000 (2008 - $135,000) for consulting services (included in general and administrative expenses) to a company controlled by the President and Chief Executive Officer of the Company. Other general and administrative expenses were reimbursed in the normal course of business. At September 30, 2009, consulting services and expenditures incurred on behalf of the Company of $10,236 (December 31, 2008 - nil) is owed to this director, and the amounts are unsecured, non-interest bearing, and due on demand.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2009
(Expressed in US dollars)
(Unaudited)

9.	Related Party Transactions / Balances (continued)

d)

During the nine months ended September 30, 2009, the Company incurred consulting fees of $95,530 (2008 - $96,500) to an entity controlled by the Chief Financial Officer of the Company. The amounts have been recorded as general and administrative expense.

e)

During the nine months ended September 30, 2009, the Company incurred consulting fees of $101,497 (2008 - $92,262) to an officer of the Company. Other general and administrative expenses were reimbursed to the officer in the normal course of business. At September 30, 2009, consulting services and expenditures incurred on behalf of the Company of $15,026 (December 31, 2008 – nil) is owed to this officer, and the amounts are unsecured, non-interest bearing, and due on demand.

f)

During the nine months ended September 30, 2009, the Company incurred consulting fees of $27,000 (2008 - $99,000) to a company controlled by an officer of the Company. Other general and administrative expenses were reimbursed to the officer in the normal course of business.

g)

During the nine months ended September 30, 2009, the Company incurred and paid fees of $90,500 (2008 - $58,000) to five non-executive directors of the Company for their service as directors. Other general and administrative expenses were reimbursed to the directors in the normal course of business. At September 30, 2009, services and expenditures incurred on behalf of the Company of $6,000 (December 31, 2008 – nil) is owed to an independent director, and the amounts were paid October1, 2009.

10.	Stock Based Compensation

The Company adopted a Stock Option Plan dated November 7, 2005 under which the Company is authorized to grant stock options to acquire up to a total of 10,000,000 shares of common stock. No options shall be issued under the Stock Option Plan at a price per share less than the defined Market Price. On June 11, 2008, the Company modified the Stock Option Plan to define Market Price as the volume weighted average trading price of the Company’s common shares on the Toronto Stock Exchange or American Stock Exchange, whichever has the greater trading volume for the five trading days before the date of grant. At September 30, 2009, the Company had 4,125,300 shares of common stock available to be issued under the Plan.

During the nine months ended September 30, 2009, the Company granted 1,427,500 stock options with immediate vesting to directors, officers, employees and consultants to acquire 1,327,500 common shares at an exercise price of $0.65 per share for 2 - 7 years and 100,000 common shares at an exercise price of $2.07 per share for 10 years. During the nine months ended September 30, 2009, the Company recorded stock-based compensation for the vested options of $861,251, as general and administrative expense.

During the nine months ended September 30, 2008, the Company granted 1,063,000 stock options with immediate vesting to directors, officers, employees and consultants to acquire 1,063,000 common shares at a weighted average exercise price of $2.64 per share exercisable for 5 years and recorded stock-based compensation for the vested options of $2,718,676, as general and administrative expense.

The fair value for stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the nine months ended September 30, 2009 and 2008 were $0.63 and $2.20 per share, respectively.

The weighted average assumptions used are as follows:

	Nine Months Ended
	September 30,	September 30,
	2009	2008

Expected dividend yield	0%	0%
Risk-free interest rate	1.38%	2.94%
Expected volatility	130%	134%
Expected option life (in years)	3.99	4.14

The total intrinsic value of stock options exercised during the nine months ended September 30, 2009 and 2008, was $276,400 and $641,954.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2009
(Expressed in US dollars)
(Unaudited)

10.	Stock Based Compensation (continued)

The following table summarizes the continuity of the Company’s stock options:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
		$		$

Outstanding, December 31, 2008	4,839,700	2.18

Granted	1,427,500	0.75
Forfeited	(150,000)	2.61
Exercised	(242,500)	0.69
Outstanding, September 30, 2009	5,874,700	1.88	2.97	4,355,798
Exercisable, September 30, 2009	5,785,200	1.88	3.01	4,338,098

A summary of the status of the Company’s non-vested shares as of September 30, 2009, and changes during the nine months ended September 30, 2009 is presented below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
		$

Non-vested at December 31, 2008	158,500	2.86

Granted	1,427,500	0.63
Vested	(1,491,500)	0.77
Forfeited	(5,000)	2.89
Non-vested at September 30, 2009	89,500	1.58

As at September 30, 2009, there was $117,618 of total unrecognized compensation cost related to non-vested stock option agreements. That cost is expected to be recognized over a weighted average period of 1.17 years.

11.	Stock Purchase Warrants

As at the September 30, 2009, the following common share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
4,932,498	$3.50	April 15, 2010

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2009
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

	e)	On September 18, 2008 the Company signed two mining lease agreements which require ten annual payments of $75,000. The second payment was made in 2009. (Refer to Note 6(m)).

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

h)

On May 1, 2009 the Company has agreed to pay an estimated cost of $202,987, subsequently revised to $163,107, for the Nichols Ranch Power Line Extension Project. As at September 30, 2009, a $40,957 payment for engineering and design has been paid and recorded as an expense. The balance owing of $122,150 will be payable upon obtaining construction approval.

i)

On June 23, 2009 the Company signed a letter of understanding in which the Company has agreed to pay an estimated customer advance of $674,200 for the provision of electricity, subject to the completion and development of a definitive term sheet. As at September 30, 2009, no amount has been paid.

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

The Chief Executive Officer is the Company’s Chief Operating Decision Maker (CODM) as defined by ASC 280 Segment Reporting. The CODM allocates resources and assesses the performance of the Company based on the results of operations.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2009
(Expressed in US dollars)
(Unaudited)

13.	Segment Disclosures (continued)

Prior to the year ended December 31, 2008, the Company only had one operating segment.

	September 30, 2009
	Total	Uranerz	Arkose
	$	$	$

Total Assets	17,739,292	17,046,560	692,732

	For the
	Three Months Ended
	September 30, 2009
	Total	Uranerz	Arkose
	$	$	$

Net loss	(2,549,255)	(1,632,562)	(916,693)

	For the
	Three Months Ended
	September 30, 2008
	Total	Uranerz	Arkose
	$	$	$

Net loss	(2,362,858)	(1,279,789)	(1,083,069)
Gain from discontinued operations	225,409	225,409	–

	For the
	Nine Months Ended
	September 30, 2009
	Total	Uranerz	Arkose
	$	$	$

Net loss	(6,423,504)	(4,903,646)	(1,519,858)

	For the
	Nine Months Ended
	September 30, 2008
	Total	Uranerz	Arkose
	$	$	$

Net loss	(32,133,820)	(30,160,621)	(1,973,199)
Gain from discontinued operations	977,077	977,077	–

14.	Subsequent Events

In accordance with ASC Topic 855-10, Subsequent Events – Overall, the Company evaluated subsequent events through November 5, 2009, the date of issuance of the financial statements. During this period we did not have any material recognizable subsequent events, except as disclosed below.

On October 27, 2009, the Company completed a public offering of 8,500,000 units of the Company at a price of $2.00 per unit for gross proceeds of $17,000,000. Each unit comprises one share of the Company's common stock and one half of one share purchase warrant, with each whole warrant exercisable to purchase one additional share of the Company's common stock for a period of 30 months at an exercise price of $3.00.

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

  risks related to environmental laws and regulations and environmental risks;

  risks related to using our in-situ recovery mining process;

  risks related to exploration and, if warranted, development of our properties;

  risks related to our ability to acquire necessary mining licenses or permits;

  risks related to our ability to make property payment obligations;

  risks related to the competitive nature of the mining industry;

  risks related to our dependence on key personnel;

  risks related to requirements for new personnel;

  risks related to securities regulations;

  risks related to stock price and volume volatility;

  risks related to dilution;

  risks related to our lack of dividends;

  risks related to our ability to access capital markets;

  risks related to recent market events;

  risks related to our issuance of additional shares of common stock;

  risks related to acquisition and integration issues; and

  risks related to defects in title to our mineral properties.

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

     Our principal business office and our operations office is located at 1701 East “E” Street, PO Box 50850, Casper, Wyoming 82605-0850 and our phone number there is 307-265-8900. We also maintain an administrative office located at Suite 1410 — 800 West Pender Street, Vancouver, British Columbia, Canada V6C 2V6, and our telephone number there is 604-689-1659.

     We are an exploration stage company engaged in the acquisition and exploration of uranium properties. “Uranium” used in this context refers to U3O8. “U3O8”, also called yellowcake, is triuranium octoxide produced from uranium ore and is the most actively traded uranium-related commodity.

     We are principally focused on the exploration of our properties in the Powder River Basin area of Wyoming. We are exploring these properties with the objective of assessing their viability for commercial in-situ recovery (which we refer to as “ISR”) uranium mining projects. ISR is a low cost mining process that uses a “leaching solution” to extract uranium from underground ore bodies. We also own interests in properties in the Great Divide Basin area of Wyoming, in Texas and in Saskatchewan, Canada.

     We have applied for mine operating permits on two of our properties in the Powder River Basin area of Wyoming that we feel have the potential, based on data in our possession, of being developed into commercial in-situ recovery uranium mines. These permits, if received, should allow us to produce uranium yellowcake concentrate, which can be sold directly to utilities for fuel used in nuclear electrical generating facilities.

Our Powder River Basin properties include:

  our 100% owned properties that totaled 30,945 acres as of September 30, 2009; and
  our 81% interest Arkose Mining Venture properties that totaled 88,128 acres as of September 30, 2009.

     Our 100% owned properties are comprised of unpatented mineral lode claims, state leases and fee (private) mineral leases, summarized as follows:

		Number of Claims/	Acreage
Property Composition	Ownership Interest (1)	Leases	(Approximate)
Unpatented Lode	100%	1,096	21,920 acres
Mining Claims
State Leases	100%	7	6,480 acres
Fee (private) Mineral	100%	23	2,545 acres
Leases
Total			30,945 acres

(1) Subject to various royalties.

     These 100% owned properties in the Powder River Basin include the following property units:

Property	No. Claims	Acreage
		(Approximate)
Doughstick	22	440
Collins Draw	38	760
North Rolling Pin	65	1,300
Hank	66	1,320
Nichols Ranch	36	720
C-Line	40	800
Willow Creek	11	220

West North-Butte	145	2,900
East Nichols	44	880
North Nichols	107	2,140
TOTAL	574	11,480

     The Arkose Mining Venture properties are comprised of unpatented lode mining claims, state leases and fee (private) mineral leases, summarized as follows:

		Number of Claims/	Acreage
Property Composition	Ownership Interest (1)	Leases	(Approximate)
Unpatented Lode	81%	4,104	67,141 acres
Mining Claims
State Leases	81%	3	2,080 acres
Fee (private) Mineral	81%	68	18,907 acres
Leases
Total			88,128 acres

     Through a combination of claim staking, purchasing, and leasing we have also acquired interests in several projects that lie within the Powder River Basin but outside of the project areas discussed above. These properties include the Verna Ann, Niles Ranch, North Reno Creek, and South Reno Creek projects. These projects are located in sandstone basins of Tertiary age with known uranium mineralization. However, due to our focus on other projects, we have not yet initiated exploration work on these projects.

     Our plan of operations is to continue exploration of our Wyoming Powder River Basin properties. Our Saskatchewan, Wyoming Great Divide Basin and Texas properties are under strategic review. The information regarding the location and access for our Saskatchewan and Wyoming properties, together with the history of operations, present condition and geology of each of our properties, is presented in Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2008 under the heading “Description of Properties”, previously filed with the SEC on March 12, 2009.

     We have applied for mine operating permits on two of our properties in the Powder River Basin area of Wyoming that we feel have the potential, based on data in our possession, of being developed into commercial in-situ recovery uranium mines. We plan to use the low cost mining process of ISR. The ‘leaching’ agent, which contains an oxidant such as oxygen with sodium bicarbonate (commonly known as baking soda), is added to the native groundwater and injected through wells into the ore body in a sandstone aquifer to dissolve the uranium. This solution is then pumped via other wells to the surface for processing into finished yellowcake product ready for sale to utilities requiring nuclear fuel for operations — resulting in a cost-efficient and, relative to other common mining methods, a more environmentally-friendly mining process.

     The ISR mining process differs dramatically from conventional mining techniques in that ISR mining leaves the rock matrix in place. The ISR technique avoids the movement and milling of rock and ore as well as mill tailing waste associated with more traditional mining methods.

     Applications for a Permit to Mine and a Source Material License for the Nichols Ranch ISR Uranium Project were submitted to the Wyoming Department of Environmental Quality — Land Quality Division (which we refer to as “WDEQ”) and the United States Nuclear Regulatory Commission (which we refer to as “NRC”) in December of 2007. Both the NRC and WDEQ applications were deemed complete for further technical and environmental review in April 2008 and August 2008, respectively. In the fall of 2008, we received Requests for Additional Information (which we refer to as “RAI”) for the technical review from the NRC. We submitted the response to this RAI, consisting of answers with supporting data, to the NRC during March 2009. This return of information and data will allow the NRC to progress with the review, which should ultimately lead to the issuance of the required Source Materials License that allows us to receive, possess, use, transfer, and deliver radioactive materials. We also received RAIs from the NRC for the environmental portion of the application review on March 12, 2009. We submitted responses to the environmental RAIs in May 2009. The WDEQ is currently conducting their detailed review of the Permit to Mine application, and both the NRC and WDEQ applications are progressing through the regulatory review process. Approval of the permit applications should allow us to proceed with development of the commercial mining facilities and related infrastructure.

     The mine plan for the Nichols Ranch ISR Uranium Project includes a central processing facility at our Nichols Ranch property and a satellite ion exchange uranium concentrating facility at our Hank property. The ultimate production level from these two properties is planned to be in the range of 600,000 to 800,000 pounds per year (as U3 08 ). The central processing facility is planned for a licensed capacity of two million pounds per year of uranium (as U3 08) and it is intended that it will process uranium-bearing well-field solutions from Nichols Ranch, as well as uranium-loaded resin transported from the Hank satellite facility, plus uranium-loaded resin from any additional satellite deposits that may be developed on our other Powder River Basin properties. We believe this centralized design enhances the economics of our potential additional satellite projects by maximizing production capacity while minimizing further capital expenditures on processing facilities. The project is progressing through detailed engineering and design.

     In anticipation of receiving all the approvals necessary to begin construction in 2010, we have commenced a marketing program for conditional sales of uranium from our Nichols Ranch ISR Uranium Project. On July 23, 2009, we announced that we entered into a sales agreement with Exelon Generation Company, LLC for the sale of uranium over a five year period for defined pricing. On August 17, 2009 we announced the second contract for the sale of uranium to a U.S. utility over five years, with a pricing structure that contains references to both spot and long-term prices and includes a floor and ceiling price.

     During the winter of 2008/09, leach amenability studies were performed on sample cores obtained from the Doughstick and South Doughstick properties. Standard ISR leach “bottle roll” tests were conducted on the samples by Energy Laboratories in Casper, Wyoming. The leach amenability studies intend to demonstrate that the uranium mineralization is capable of being leached using conventional ISR chemistry. The leach solution was prepared using sodium bicarbonate as the source of the carbonate complexing agent. Hydrogen peroxide was added as the uranium oxidizing agent. The study is an indication of the ore’s reaction rate and the potential uranium recovery. The test results showed the uranium recovery percentage for South Doughstick as 87.8%, and the uranium recovery percentage for Doughstick as 77.1% . The 88% and 77% results are greater than the 73% that Uranerz used in its Preliminary (Economic) Assessment of the Nichols Ranch Uranium ISR Project. Doughstick and South Doughstick properties are located approximately two miles south of Nichols Ranch.

Between July 4, 2009 and September 30, 2009, on the Arkose Mining Venture property ("Arkose"), a joint venture between the Company (81%) and United Nuclear, LLC (19%), a total of 289 uranium trend and delineation holes were drilled utilizing up to three drill rigs and two electric log probing units. Drilling on the Arkose property was conducted at North Jane, Little Butte, Beecher Draw, Lone Bull and the South Doughstick extension.

At the North Jane property, located southeast of the Uranerz Doughstick area, 20 additional holes were drilled with excellent results in the 100 Sand. The North Jane area is part of Arkose and is adjacent to the trend located at the Company's 100%-owned Doughstick property. A combined National Instrument 43-101 technical report is currently in progress for both the Uranerz Doughstick and North Jane properties.

At Little Butte and Beecher Draw (northwest targets), 185 exploration holes were drilled but only minor mineralization was found in the 90 sand at these locations. Drilling was also conducted in an area identified as Lone Bull which is located 5 miles southwest of South Doughstick. Wide space drilling at this location has found a trend in the 100 sand with uranium mineralization present. Additional drilling at Lone Bull is planned in this area before the end of the 2009 drilling season.

Drilling was also conducted along the South Doughstick extension located one mile south of the primary South Doughstick trend. A total of 61 holes were drilled with good results along 5,000 feet of mineralized trend. A National Instrument 43-101 technical report was prepared for the South Doughstick property dated August 11, 2009 which was amended and restated on October 13, 2009 (please see below under “Recent Developments”).

The combined effort for drilling on the Arkose properties from July 4 through September 30 represents approximately 206,655 feet of drilling with an average depth of 715 feet per hole.

The objective of the 2009 Arkose drilling project is to find previously unknown or little known uranium mineralization trends and to delineate known trends, thus providing data for permitting and eventual production operations in favorably identified areas. During this update period, uranium mineralization found ranged from <0.01% eU3O8 to 1.18% eU3O8. A cut-off grade of 0.03% eU3O8 was established for Arkose projects. Approximately 29.4 % of the 289 holes drilled during this period met or exceeded the minimum cutoff grade. Some of the delineation drilling was conducted in rows or fences of drill holes, with each end of the fence being drilled until barren sand was found. This drilling technique typically results in two or more barren holes per fence.

Recent Developments

     During August 2009, we decided to forfeit our interests in certain mining claims which we determined, based on the review, analysis and recommendations of our geological staff, did not merit further exploration and accordingly were no longer of strategic interest or value to the Company. The claims, which were forfeited, effective September 1, 2009, when the annual renewal fee would have become due, were comprised of: 285 claims in which we had held a 100% interest in the Streeter, Collins Draw, East Nichols, North Nichols, Eagle and Cyclone Rim project areas and 132 claims in the Little Butte and South Collins project areas, in which we held an 81% interest through the Arkose Mining Venture.

     On October 13, 2009, we filed an amended and restated technical report entitled “Technical Report, South Doughstick Property, Campbell and Johnson Counties, Wyoming, U.S.A.” prepared by Douglass H. Graves, PE of TREC, Inc. and dated October 12, 2009. The technical report was amended after we discovered that the Arkose Mining Venture does not control 100 percent of the fee mineral interests on the west one half of Section 29 in the South Doughstick project area. We recently discovered that the Arkose Mining Venture’s interest is subject to a 50 percent interest for the minerals on the west one half of Section 29. This has resulted in 50% decrease in the mineralized material for that section (a decrease of approximately 18% of the mineralized material for the total South Doughstick project) as reported in the previous technical report, dated August 11, 2009.

     On October 23, 2009, we received notification that the Wyoming Department of Environmental Quality (which we refer to as the “WDEQ”) – Air Quality Division has approved and issued the air quality permit for our Nichols Ranch ISR Uranium Project. The

WDEQ – Air Quality Division has issued Permit No. CT-8644 in the form of a Permit to Construct the Nichols Ranch Uranium ISR Project which includes the Nichols Ranch Central Processing facility and the Hank Satellite plant. This is the first operational permit for the construction of the Nichols Ranch Uranium ISR Project to be issued to us by the State of Wyoming. Receipt of the air quality permit demonstrates progress in the environmental permitting process required for uranium production in Wyoming. The WDEQ Permit to Mine and the U.S. Nuclear Regulatory Commission Source Material License must also be obtained prior to initiating construction activities on site.

Financial Position

The Company’s overall financial position is disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 12, 2009 and the unaudited Financial Statements at September 30, 2009 as provided herein under the section heading “Financial Statements” above.

Liquidity and Capital Resources

We are carrying out an exploration, environmental and mine design program with a budget of approximately $5,900,000 in 2009. This plan, plus general and administrative expenses of approximately $3,600,000 amounts to cash requirements of approximately $9,500,000 for the year ending December 31, 2009 as reported in Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2008 under the heading “Description of Properties”, previously filed with the SEC on March 12, 2009. Mineral property acquisitions, dependent upon opportunities that may arise, and equipment acquisitions of approximately $1,500,000 are expected to be additional expenditures. During the nine months ended September 30, 2009, mineral property expenditures incurred were $3,498,878, including minor acquisitions.

At September 30, 2009, we had cash and short term securities of $15,722,477 and working capital of $15,983,711, as compared to the ending near cash balance of $21,253,277 and working capital of $21,405,022 as at December 31, 2008. Our working capital at September 30, 2009 includes $13,978,466 of short term marketable securities compared to $20,432,035 as at December 31, 2008, which are equivalent to cash for operational purposes.

Net cash used in operating activities was $5,598,119 for the nine months ended September 30, 2009, compared to $9,097,266 for the corresponding period in 2008. The decrease in net cash used in operations of $3,499,147 resulted primarily from a decrease in mineral property cash expenditures of $3,487,645 from 2008 when substantial properties were acquired. Net cash from investing activities was $6,380,057 for the nine months ended September 30, 2009, compared to $24,301,124 used in the corresponding period in 2008; the variance derived primarily from the investment in short term marketable securities.

Net cash provided by financing activities amounted to $140,831 for the nine months ended September 30, 2009, compared to $22,810,701 provided in the corresponding period in 2008 when common shares were issued for proceeds of $24,221,275.

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

To date, our primary source of funds has been equity investments, and this trend is expected to continue together with production related financing when our mine development permitting is complete. On July 10, 2009, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission and a preliminary prospectus in Canada under which, when effective, we may issue up to $50 million in common stock, debt securities, warrants, subscription receipts or other such securities. On October 27, 2009 we issued 8,500,000 Units, comprised of one share of common stock and one-half of one share purchase warrant, for gross proceeds of $17,000,000.

Our current short term investments have not been devalued by the current stock market disruptions as these investments are primarily in low risk bearer deposit notes issued and guaranteed by Canadian Chartered banks. Rates of return, however, are at historic lows. At the end of the investment period of these securities we plan on reinvesting the securities in similar short term instruments. Management and the board of directors periodically meet to review the status of these investments and determine investment strategies, taking into account current market conditions and the short and long term capital needs of the Company.

Results of Operations

Three-month period ended September 30, 2009 compared to three-month period ended September 30, 2008

Revenue and Operating Expenses

We have not earned any revenues to date and we anticipate that we will not generate any revenues during the twelve-month period following the date of this quarterly report.

We incurred total operating expenses of approximately $2,879,027 for the three-month period ended September 30, 2009, as compared to $2,721,321 for the corresponding period in 2008. The increase of operating expenses in the amount of $157,706 was primarily attributable to a $201,736 increase in mineral property expenses.

We had no significant financing expense for the three-month periods ended September 30, 2009 and 2008. We earned $17,985 of interest income for the three-month period ended September 30, 2009 as compared to $133,054 for the corresponding period in 2008. This income resulted from short term investments which are realizing low returns.

Net loss for the three-month period ended September 30, 2009 was approximately $2,861,042, as compared to approximately $2,588,267 for the corresponding period in 2008, primarily due to the reduction of interest income and an increase in mineral property expenditures.

Nine-month period ended September 30, 2009 compared to nine-month period ended September 30, 2008

We incurred total operating expenses of approximately $7,136,450 for the nine-month period ended September 30, 2009, as compared to $33,451,066 for the corresponding period in 2008. The decrease of operating expenses in the amount of $26,314,616 was primarily attributable to a $22,577,645 decrease in mineral property expenditures and a $1,807,372 decrease in general and administrative expenses. Our $24,617,796 acquisition of NAMMCO properties is included in the mineral property expenditures for nine-month period ended September 30, 2008.

We had no significant financing expense for the nine-month periods ended September 30, 2009 and 2008. We earned $131,979 of interest income for the nine month period ended September 30, 2009 as compared to $340,169 for the corresponding period in 2008. This income resulted from short term investments. A gain on disposal of discontinued operations in Mongolia of approximately $977,077 was realized during the nine month period ended September 30, 2008.

Net loss for the nine-month period ended September 30, 2009 was approximately $6,423,504, as compared to approximately $32,133,820 for the corresponding period in 2008, a decrease of $25,710,316. The net loss was abnormally affected by the acquisition of properties in the 2008 period and results of operations can be more expected to reflect historical levels for the remainder of 2009, unless other significant acquisitions are identified and concluded.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders except as disclosed in the unaudited Financial Statements at September 30, 2009. The Company has had no material changes to its off-balance sheet arrangements as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 12, 2009 and the unaudited Financial Statements at September 30, 2009 as provided herein under the section heading “Financial Statements” above.

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

Contractual Obligations

The Company has had no material changes to its contractual obligations as disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2009 and the unaudited Financial Statements at September 30, 2009 as provided herein under the section heading “Financial Statements” above.

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

Changes in Internal Control over Financial Reporting

During our most recently completed fiscal quarter ended September 30, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Acquisitions and integration issues may expose us to additional risks which could have a material adverse effect on our business.

Our business strategy includes making targeted acquisitions. Any acquisition that we make may be of a significant size, may change the scale of our business and operations, and may expose us to new geographic, political, operating, financial and geological risks. The success of our acquisition activities depends on our ability to identify suitable acquisition candidates, negotiate acceptable terms for any such acquisition and integrate the acquired operations successfully with our own. Any acquisitions would be accompanied by risks which could have a material adverse effect on our business. For example, there may be significant decreases in commodity prices after we have committed to complete the transaction and have established the purchase price or exchange ratio; a material ore body may prove to be below expectations; we may have difficulty integrating and assimilating the operations and personnel of any acquired companies, realizing anticipated synergies and maximizing the financial and strategic position of the combined enterprise and maintaining uniform standards, policies and controls across the organization; the integration of the acquired business or assets may disrupt our ongoing business and our relationships with employees, customers, suppliers and contractors; and the acquired business or assets may have unknown liabilities which may be significant. If we choose to use equity securities as consideration for such an acquisition, existing stockholders may suffer dilution. Alternatively, we may choose to finance any such acquisition with our existing resources. There can be no assurance that we would be successful in overcoming these risks or any other problems encountered in connection with such acquisitions.

Our mineral properties may be subject to defects in title.

We own, lease, or have under option, unpatented and patented mining claims, mineral claims or concessions and fee mineral leases which constitute our property holdings. The ownership and validity or title of unpatented mining claims and concessions are often uncertain and may be contested. We also may not have, or may not be able to obtain, all necessary surface rights to develop a property. We have not conducted title research in relation to many of our mining claims and concessions to ensure clean title. We cannot guarantee that title to our properties will not be challenged. Title insurance is generally not available for mineral properties and our ability to ensure that we have obtained secure claim to individual mineral properties or mining concessions may be severely constrained. Our mineral properties may be subject to prior unregistered agreements, transfers or claims, and title may be affected by, among other things, undetected defects. We may incur significant costs related to defending the title to our properties. A successful claim contesting our title to a property may cause us to compensate other persons or perhaps reduce our interest in the affected property or lose our rights to explore and, if warranted, develop that property. This could result in us not being compensated for our prior expenditures relating to the property. Also, in any such case, the investigation and resolution of title issues would divert our management’s time from ongoing exploration and development programs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2009, no unregistered securities were sold.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are attached to this Quarterly Report on Form 10-Q:

Exhibit
Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws, as amended (1)
3.3	Articles of Amendment filed July 5, 2005 (2)
3.4	Articles of Amendment filed August 8, 2008(3)
3.5	Articles of Amendment filed July 8, 2009(4)
4.1	Share Certificate (1)
4.2	Form of Lock-up Agreement(6)
4.3	Warrant Indenture, dated October 27, 2009(7)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Registrant’s Form SB-2 filed March 15, 2002
(2)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB filed April 14, 2006
(3)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed August 11, 2008
(4)	Previously filed as an exhibit to the Registrant’s Form S-3 filed July 9, 2009
(5)	Previously filed as an exhibit to the Registrant’s Form S-3 filed July 9, 2009
(6)	Previously filed as an exhibit to the Registrant’s Form 8-K, filed October 22, 2009
(7)	Previously filed as an exhibit to the Registrant’s Form 8-K, filed October 27, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URANERZ ENERGY CORPORATION

By: /s/ Benjamin Leboe	By: /s/ Glenn Catchpole
Benjamin Leboe, Chief Financial Officer	Glenn Catchpole, President and Principal Executive
Date: November 9, 2009	Officer, Director
Date: November 9, 2009