Form 10-K
period 2009-12-31
URANERZ ENERGY CORP.
filed 2010-03-15
CIK 1162324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission file number: 001-32974

URANERZ ENERGY CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Nevada	98-0365605
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1701 East “E” Street
PO Box 50850, Casper, Wyoming	82605-0850
(Address of Principal Executive Offices)	(Zip Code)

(307) 265-8900
(Registrant’s Telephone Number, including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock: $0.001 par value	NYSE Amex Equities
Preferred Stock: $0.001 par value	Toronto Stock Exchange

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

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post
such files). Yes [X]    No [   ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by
reference in Part III of this Form 10-K or any amendment to the Form 10-K. [   ]

1

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
day of the registrant’s most recently completed second fiscal quarter:         $86,000,000

The number of shares of the Registrant’s Common Stock outstanding as of March 1, 2010 was 64,194,887.

Documents Incorporated by Reference: To the extent herein specifically reference in Part III, portions of the Registrant’s Definitive
Proxy Statement of Schedule 14A for the 2010 Annual General Meeting of Shareholders. See Part III.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the exhibits attached hereto contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern the Company’s anticipated results and developments in the Company’s operations in future periods, planned exploration and, if warranted, development of its properties, plans related to its business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions, future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

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

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the section headings “Item 1. Description of the Business”, “Item 1A. Risk Factors” and “Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, we disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

We qualify all the forward-looking statements contained in this Annual Report by the foregoing cautionary statements.

PART 1

ITEM 1. DESCRIPTION OF BUSINESS

Corporate Background

Uranerz Energy Corporation (“Uranerz” or the “Company”) was incorporated under the laws of the State of Nevada on May 26, 1999. On July 5, 2005, we changed our name from Carleton Ventures Corp. to Uranerz Energy Corporation. Our executive and operations office is located at 1701 East “E” Street, P.O. Box 50850, Casper, Wyoming USA 82605-0850. Our administrative office is located at Suite 1410 - 800 West Pender Street, Vancouver, British Columbia, Canada V6C 2V6. The telephone number for our executive office is (307) 265-8900. The telephone number for our administrative office is (604) 689-1659.

Our common stock is traded on the NYSE Amex Equities and the Toronto Stock Exchange under the symbol “URZ” and on the Frankfurt Exchange under the symbol U9E.

History

Uranerz was relatively inactive from 1999 until 2005 when it acquired mineral prospecting permits in Saskatchewan, mineral licenses in Mongolia and mining claims and leases in Wyoming. Exploration commenced in 2005 and has continued through 2009. In 2007 we filed uranium mining applications for a project in Wyoming. In 2008 and 2009 we acquired additional mineral properties and conducted exploration drilling while pursuing mining permits in Wyoming. We have increased our personnel and operational consultants to move some of our Wyoming properties into the mine planning and permitting stage; activities which continue.

Our Business

We are an exploration stage company engaged in the acquisition, exploration and, if warranted, development of uranium properties. We have an interest in the properties described below.

We are principally focused on the exploration of our properties in the Powder River Basin area of Wyoming. We are exploring these properties with the objective of assessing their viability for commercial in-situ recovery (which we refer to as ISR) uranium mining projects. ISR is a mining process that uses a “leaching solution” to extract uranium from underground ore bodies. We also own interests in properties in the Great Divide Basin area of Wyoming, in Texas and in Saskatchewan, Canada.

We have applied for mine operating permits on two of our properties in the Powder River Basin area of Wyoming that we feel have the potential, based on data in our possession, of being developed into commercial in-situ recovery uranium mines. We are also assembling baseline data to permit additional properties in the Powder River Basin area of Wyoming which appear to have potential for development.

Recent Corporate Developments

The following significant corporate developments occurred during our fiscal year ended December 31, 2009:

1.           We issued 242,500 common shares upon the exercise of stock options for gross cash proceeds of $166,125;

2.           We completed a public offering of 8,500,000 units, comprised of 8,500,000 common shares and 4,250,000 common share purchase warrants, at $2.00 per unit, for gross cash proceeds of $17,000,000;

3.           We continued our exploration program in Wyoming – see details under the section heading “Item 2 – Description of Properties”

4.           We completed the design of our proposed Nichols Ranch and Hank mining and processing facilities;

5.           Our applications to the U.S. Nuclear Regulatory Commission and the Land Quality Division of the Wyoming Department of Environmental Quality for licenses and permits to construct and operate in-situ recovery uranium facilities on our Nichols Ranch and Hank projects located in the central Powder River Basin of Wyoming continue to be evaluated as scheduled. For more details of our permitting plans see the discussion below under the section heading “Item 2 – Description of Properties – Wyoming Properties – Environmental Permitting”; and

6.           We leased an additional 320 acres of mineral properties in the Powder River Basin of Wyoming, USA.

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

ISR Mining Process

We plan to use the process of in-situ recovery mining (which we refer to as ISR), a process that uses a 'leaching' solution to extract uranium from underground ore bodies. The 'leaching' agent, which contains an oxidant such as oxygen with sodium bicarbonate (commonly known as baking soda), is added to the native groundwater and injected through wells into the ore body in a sandstone aquifer to dissolve the uranium. This solution is then pumped via other wells to the surface for processing -- resulting in a cost-efficient and environmentally friendly mining process.

The ISR mining process differs dramatically from conventional mining techniques in that ISR mining leaves the rock matrix in place. The ISR technique avoids the movement and milling of rock and ore as well as mill tailing waste associated with more traditional mining methods.

Minerals Exploration Regulation

Our uranium mineral exploration and development activities are, and our production activities (if and when they occur) will be subject to extensive laws and regulations governing exploration, development, production, exports, taxes, labor standards, occupational health, waste disposal, protection and remediation of the environment, protection of endangered and protected species, mine safety, toxic substances and other matters. Uranium minerals exploration is also subject to risks and liabilities associated with pollution of the environment and disposal of waste products occurring as a result of mineral exploration and production.

Compliance with these laws and regulations may impose substantial costs on us and will subject us to significant potential liabilities. Changes in these regulations could require us to expend significant resources to comply with new laws or regulations or changes to current requirements and could have a material adverse effect on our business operations.

Minerals exploration operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated, causing an adverse effect on our business operations. Minerals exploration operations are subject to federal and state, laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Minerals exploration operations are also subject to federal and state laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal and state authorities may be changed and any such changes may have material adverse effects on our activities. As of the date of this annual report, other than with respect to the posting of a performance bond, we have not been required to spend material amounts on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations. Environmental regulation is discussed in further detail in the following section.

Environmental Regulation

Exploration, development and production activities are subject to certain environmental regulations which may prevent or delay the commencement or continuance of our operations. In general, our exploration and production activities are subject to certain federal and state laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, water discharges, and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state and federal authorities.

Waste Disposal

The Resource Conservation and Recovery Act ("RCRA"), and comparable state statutes, affect minerals exploration and production activities by imposing regulations on the generation, transportation, treatment, storage, disposal and cleanup of hazardous wastes and on the disposal of non-hazardous wastes. Under the auspices of the EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements.

CERCLA

The federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") imposes joint and several liability for costs of investigation and remediation and for natural resource damages, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release into the environment of substances designated under CERCLA as hazardous substances ("Hazardous Substances"). These classes of persons or potentially responsible parties include the current and certain past owners and operators of a facility or property where there is or has been a release or threat of release of a Hazardous Substance and persons who disposed of or arranged for the disposal of the Hazardous Substances found at such a facility. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover the costs of such action. We may also in the future become an owner of facilities on which Hazardous Substances have been released by previous owners or operators. We may in the future be responsible under CERCLA for all or part of the costs to clean up facilities or property at which such substances have been released, and for natural resource damages.

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

Clean Water Act

The Clean Water Act ("CWA") imposes restrictions and strict controls regarding the discharge of wastes, including mineral processing wastes, into waters of the United States, a term broadly defined. Permits must be obtained to discharge pollutants into federal waters. The CWA provides for civil, criminal and administrative penalties for unauthorized discharges of hazardous substances and other pollutants. It imposes substantial potential liability for the costs of removal or remediation associated with discharges of oil or hazardous substances. State laws governing discharges to water also provide varying civil, criminal and administrative penalties, and impose liabilities in the case of a discharge of petroleum or its derivatives, or other hazardous substances, into state waters. In addition, the EPA has promulgated regulations that require us to obtain permits to discharge storm water runoff. In the event of an unauthorized discharge of wastes, we may be liable for penalties and costs.

Underground Injection Control ("UIC") Permits

The federal Safe Drinking Water Act creates a nationwide regulatory program protecting groundwater. This act is administered by the United States Environmental Protection Agency (the "EPA"). However, to avoid the burden of dual federal and state (or Indian tribal) regulation, the Safe Drinking Water Act allows for the UIC permits issued by states (and Indian tribes determined eligible for treatment as states) to satisfy the UIC permit required under the Safe Drinking Water Act under two conditions. First, the state's program must have been granted primacy. Second, the EPA must have granted, upon request by the state, an aquifer exemption. The EPA may delay or decline to process the state's application if the EPA questions the state's jurisdiction over the mine site.

Segment Information

Segment information relating to the Company is provided in Note 15 to our financial statements under the section heading “Item 7. Financial Statements and Supplementary Data” below.

Employees

Currently we have eleven full-time employees, seven full time operational consultants and one part-time operational consultant. We operate in established mining areas, which we believe have sufficient available personnel for our business plans.

Available Information

Detailed information about us is contained in our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other reports, and amendments to those reports, that we file with or furnish to the SEC. These reports are available free of charge on our website, www.uranerz.com, as soon as reasonably practicable after we electronically file such reports with or furnish such reports to the SEC. However, our website and any contents thereof should not be considered to be incorporated by reference into this document. We will furnish copies of such reports free of charge upon written request to our Investor Relations department. You can contact our Investor Relations department at:

Uranerz Energy Corporation
Investor Relations
Suite 1410 – 800 West Pender Street
Vancouver, BC, Canada V6C 2V6

Additionally, our corporate governance guidelines, code of ethics and the charters of each of our Board of Directors standing committees are available on our website. We will furnish copies of such information free of charge upon written request to our Investor Relations department.

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

The exploration and development of mineral deposits involves significant financial and other risks over an extended period of time, which even a combination of careful evaluation, experience and knowledge may not eliminate. While discovery of a uranium, precious or base metal deposit may result in substantial rewards, few properties which are explored are ultimately developed into producing mines. Major expenditures are required to establish reserves by drilling and to construct mining and processing facilities at a site. Our uranium properties are all at the exploration stage and do not contain any reserves at this time. It is impossible to ensure that the current or proposed exploration programs on properties in which the Company has an interest will result in the delineation of mineral deposits or in profitable commercial operations. Our operations are subject to the hazards and risks normally incident to exploration, development and production of uranium, precious and base metals, any of which could result in damage to life or property, environmental damage and possible legal liability for such damage. While we may obtain insurance against certain risks, the nature of these risks is such that liabilities could exceed policy limits or could be excluded from coverage. There are also risks against which we cannot insure or against which we may elect not to insure. The potential costs which could be associated with any liabilities not covered by insurance, or in excess of insurance coverage, or compliance with applicable laws and regulations may cause substantial delays and require significant capital outlays, adversely affecting our future earnings and competitive position and, potentially our financial viability.

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

We were incorporated in 1999 and are engaged in the business of mineral exploration. We have not realized any revenue from our operations. We have a relatively limited exploration history upon which an evaluation of our future success or failure can be made. We have incurred losses since inception. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

*	our ability to locate a profitable mineral property;
*	our ability to generate revenues;
*	our ability to control costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties plus development costs to produce saleable product. We cannot guarantee we will be successful in generating revenues in the future. Failure to generate revenues may cause us to go out of business.

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

Our future profitability will be dependent on uranium prices.

Because a significant portion of our anticipated revenues are expected to be derived from the sale of  uranium, our net earnings, if any, can be affected by the long- and short-term market price of U3O8. Uranium prices are subject to fluctuation. The price of uranium has been and will continue to be affected by numerous factors beyond our control. With respect to uranium, such factors include the demand for nuclear power, political and economic conditions in uranium producing and consuming countries, uranium supply from secondary sources, uranium production levels and costs of production. Spot prices for U3O8 were at $20.00 per pound U3O8 in December 2004, and then, to $35.25 per pound in December 2005 and $72.00 per pound in December 2006. During 2007 the spot price reached a high of $138.00 per pound. The U.S. monthly spot price of U3O8 was approximately $90.00 per pound in December 2007. The spot price declined during 2008, reaching a low of $44.00 per pound in October. In 2009, the U.S. monthly spot price of U3O8 had a high of $51.50 (June) and a low of $42.00 (March). The U.S. monthly spot price of U3O8 was approximately $44.50 per pound and the long term price was approximately $61.00 per pound in December 2009.

Our operations are subject to environmental regulation and environmental risks.

We are required to comply with applicable environmental protection laws and regulations and permitting requirements, and we anticipate that we will be required to continue to do so in the future. The material laws and regulations within the U.S. that the Company must comply with are the National Environmental Protection Act (NEPA), Atomic Energy Act, Uranium Mill Tailings Radiation Control Act of 1978 (UMTRCA), Clean Air Act, Clean Water Act, Safe Drinking Water Act, Federal Land Policy Management Act, National Park System Mining Regulations Act, and the State Mined Land Reclamation Acts or State Department of Environmental Quality regulations, as applicable. We also are required to comply with environmental protection laws in Canada. We are required to comply with the Atomic Energy Act, as amended by UMTRCA, by applying for and maintaining a Source Material license from the US Nuclear Regulatory Commission. Uranium operations must conform to the terms of such license, which include provisions for protection of human health and the environment from endangerment due to radioactive materials. The license encompasses protective measures consistent with the Clean Air Act and the Clean Water Act. We intend to utilize specific employees and consultants in order to comply with and maintain our compliance with the above laws and regulations.

The uranium industry is subject not only to the worker health and safety and environmental risks associated with all mining businesses, but also to additional risks uniquely associated with uranium mining and processing. The possibility of more stringent regulations exists in the areas of worker health and safety, the disposition of wastes, the decommissioning and reclamation of exploration and in-situ recovery mining sites, and other environmental matters, each of which could have a material adverse effect on the costs or the viability of a particular project. We cannot predict what environmental legislation, regulation or policy will be enacted or adopted in the future or how future laws and regulations will be administered or interpreted. The recent trend in environmental legislation and regulation, generally, is toward stricter standards and this trend is likely to continue in the future. This recent trend includes, without limitation, laws and regulations relating to air and water quality, mine reclamation, waste handling and disposal, the protection of certain species and the preservation of certain lands. These regulations may require the acquisition of permits or other authorizations for certain activities. These laws and regulations may also limit or prohibit activities on certain lands. Compliance with more stringent laws and regulations, as well as potentially more vigorous enforcement policies or stricter interpretation of existing laws, may necessitate significant capital outlays, may materially affect our results of operations and business, or may cause material changes or delays in our intended activities.

Our operations may require additional analysis in the future including environmental and social impact and other related studies. Certain activities require the submission and approval of environmental impact assessments. Environmental assessments of proposed projects carry a heightened degree of responsibility for companies and directors, officers, and employees. There can be no assurance that we will be able to obtain or maintain all necessary permits that may be required to continue operations or exploration of properties or, if feasible, to commence development, construction or operation of mining facilities at such properties at economically justifiable costs.

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

Our level of profitability, if any, in future years will depend to a great degree on uranium prices and whether any of our exploration stage properties can be brought into production. The exploration for and development of mineral deposits involves significant risks. It is impossible to ensure that the current and future exploration programs and/or feasibility studies on our existing properties will establish reserves. Whether a uranium ore body will be commercially viable depends on a number of factors, including, but not limited to: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; uranium prices, which cannot be predicted and which have been highly volatile in the past; mining, processing and transportation costs; perceived levels of political risk and the willingness of lenders and investors to provide project financing; labor costs and possible labor strikes; and governmental regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting materials, foreign exchange, environmental protection, employment, worker safety, transportation, and reclamation and closure obligations.

We are subject to the risks normally encountered in the mining industry, such as:

  the discovery of unusual or unexpected geological formations;
  accidental fires, floods, earthquakes, volcanic eruptions, and other natural disasters;
  unplanned power outages and water shortages;
  controlling water and other similar mining hazards;
  operating labor disruptions and labor disputes;
  the ability to obtain suitable or adequate machinery, equipment, or labor;
  our liability for pollution or other hazards; and
  other known and unknown risks involved in the conduct of exploration, the operation of mines and the market for uranium.

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

Because we may be unable to meet property payment obligations or be able to acquire or maintain necessary mining licenses, we may lose interests in our exploration properties.

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

We own, lease, or have under option, unpatented and patented mining claims, mineral claims or concessions and fee mineral leases which constitute our property holdings. The ownership and validity or title of unpatented mining claims and concessions are often uncertain and may be contested. We also may not have, or may not be able to obtain, all necessary surface rights to develop a property. We have not conducted title research in relation to many of our mining claims and concessions to ensure clean title. We cannot guarantee that title to our properties will not be challenged. Title insurance is generally not available for mineral properties and our ability to ensure that we have obtained secure claim to individual mineral properties or mining concessions may be severely constrained. Our mineral properties may be subject to prior unregistered agreements, transfers or claims, and title may be affected by, among other things, undetected defects. We may incur significant costs related to defending the title to our properties. A successful claim contesting our title to a property may cause us to compensate other persons or perhaps reduce our interest in the affected property or lose our rights to explore and, if warranted, develop that property. This could result in us not being compensated for our prior expenditures relating to the property. Also, in any such case, the investigation and resolution of title issues would divert our management's time from ongoing exploration and development programs.

Because we may be unable to secure access rights, we may be unable to explore and/or develop our properties.

Our mineral rights do not always include rights of access or use of the surface of lands. We require agreements with land owners for these rights which may be difficult to obtain and which may require cash payments.

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

The business of the acquisition, exploration, and development of uranium properties is intensely competitive. We will be required to compete, in the future, directly with other corporations that may have better access to potential uranium resources, more developed infrastructure, more available capital, and better access to necessary financing, and more knowledgeable and available employees than us. We may encounter competition in acquiring uranium properties, hiring mining professionals, obtaining mining resources, such as manpower, drill rigs, and other mining equipment. Such competitors could outbid us for potential projects or produce minerals at lower costs. Increased competition could also affect our ability to attract necessary capital funding or acquire suitable producing properties or prospects for uranium exploration in the future.

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

Our growth will require new personnel, which we will be required to recruit, hire, train and retain.

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

We may be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of the recent and currently proposed changes in the rules and regulations which govern publicly-held companies. Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the Securities and Exchange Commission that increased responsibilities and liabilities of directors and executive officers. The increased personal risk associated with these changes may deter qualified individuals from accepting these roles.

Stock market price and volume volatility.

The market for our common shares may be highly volatile for reasons both related to the performance of the Company or events pertaining to the industry (i.e. mineral price fluctuation/high production costs/accidents) as well as factors unrelated to the Company or its industry. In particular, market demand for uranium fluctuates from one business cycle to the next, resulting in change of demand for the mineral and an attendant change in the price for the mineral. Our common shares can be expected to be subject to volatility in both price and volume arising from market expectations, announcements and press releases regarding our business, and changes in estimates and evaluations by securities analysts or other events or factors. In recent years, the securities markets in the United States have experienced a high level of price and volume volatility, and the market price of securities of many companies, particularly small-capitalization companies, have experienced wide fluctuations that have not necessarily been related to the operations, performances, underlying asset values, or prospects of such companies. For these reasons, the price of our common shares can also be expected to be subject to volatility resulting from purely market forces over which we will have no control.

Dilution through the granting of options.

Because the success of the Company is highly dependent upon its respective employees, we may in the future grant to some or all of our key employees, directors and consultants, options to purchase our common shares as non-cash incentives. Those options may be granted at exercise prices equal to market prices at times when the public market is depressed. To the extent that significant numbers of such options may be granted and exercised, the interests of the other stockholders of the Company may be diluted.

The issuance of additional shares of common stock may negatively impact the trading price of our shares of common stock.

We have issued equity securities in the past and may continue to issue equity securities to finance our activities in the future, including to finance future acquisitions, or as consideration for acquisitions of businesses or assets. In addition, outstanding options and warrants to purchase shares of common stock may be exercised, resulting in the issuance of additional shares of common stock. The issuance by us of additional shares of common stock would result in dilution to our stockholders, and even the perception that such an issuance may occur could have a negative impact on the trading price of our shares of common stock.

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

In 2007 and 2008, the U.S. credit markets experienced serious disruption due to a deterioration in residential property values, defaults and delinquencies in the residential mortgage market (particularly, subprime and non-prime mortgages) and a decline in the credit quality of mortgage backed securities. These problems led to a slow-down in residential housing market transactions, declining housing prices, delinquencies in non-mortgage consumer credit and a general decline in consumer confidence. These negative conditions peaked in 2008, causing a loss of confidence in the broader U.S. and global credit and financial markets and resulting in the collapse of, and government intervention in, major banks, financial institutions and insurers and creating a climate of greater volatility, less liquidity, widening of credit spreads, a lack of price transparency, increased credit losses and tighter credit conditions. Various actions by the U.S. and foreign governments are targeting general conditions of the capital markets, financial instruments, banks, investment banks, insurers and other financial institutions to stabilize and improve the broader credit and stock markets. The general economic indicators, including low consumer sentiment, high unemployment and low economic growth indicate continued economic uncertainty.

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

ITEM 2. DESCRIPTION OF PROPERTIES

Overview

We are an exploration stage company engaged in the acquisition, exploration and, if warranted, development of uranium properties. “Uranium” used in this context refers to U3O8. U3O8, also called yellowcake, is triuranium octoxide produced from uranium ore and is the most actively traded uranium-related commodity.

We are principally focused on the exploration of our properties in the Powder River Basin area of Wyoming. We are exploring these properties with the objective of assessing their viability for commercial ISR uranium mining. ISR is a low cost mining process that uses a “leaching solution” to extract uranium from underground ore bodies.

Concurrent with our exploration activities, we continue to progress permitting activities associated with our plan to construct a commercial ISR project, which we refer to as our Nichols Ranch ISR Project. We have applied for mine operating permits on two of our properties in the Powder River Basin area of Wyoming, known as the Nichols Ranch and Hank properties, that we feel have the potential, based on data in our possession, of being developed into commercial ISR uranium mines. These permits, if received, should allow us to produce uranium yellowcake concentrate, which can be sold directly to utilities for fuel used in nuclear electrical generating facilities. Because of the long lead times for environmental permitting of mining operations in North America, we filed applications to the State of Wyoming (WDEQ) and the US Nuclear Regulatory Commission (NRC) for permits for the Nichols Ranch Uranium ISR Project in December 2007. The status of our permitting activities is described more fully below under the heading “Nichols Ranch ISR Project”.

Our Powder River Basin properties include:

  our 100% owned properties, which totaled 29,251 acres as of December 31, 2009;

  properties of Arkose Mining Venture, in which we hold an 81% interest, which totaled 88,367 acres as of December 31, 2009; and

  additional properties that we have acquired in the Powder River Basin area totaling 1,694 acres as of December 31, 2009.

We completed a substantial exploration program on our Powder River Basin properties in 2009. A total of 565 drill holes and 15 wells were completed in 2009, representing approximately 377,642 feet of drilling at an average depth of 668 feet per hole. Uranium trend and delineation holes were drilled utilizing three drill rigs and two electric log probing units.

The objective of the 2009 drilling program was to find previously unknown or little-known uranium mineralization trends and to delineate known trends, which would provide data for permitting and eventual production operations in favorably identified areas. During the 2009 drilling program, approximately 11.5 miles of uranium roll front trends were investigated. Approximately 3 miles of the 11.5 miles of trends had favorable uranium mineralization. Uranium mineralization ranged from less than 0.01% eU3O8 to 1.18% eU3O8. Approximately 36% of the 565 holes drilled during 2009 met or exceeded our minimum cut-off grade of 0.03% eU3O8 (eU3O8 is equivalent natural uranium, U3O8, as determined from down-hole radiometric probing rather than by chemical analysis).

Our 2009 drilling program lead to the preparation and filing of three National Instrument 43-101 Technical Reports, which are described in more detail below under “2009 Drilling Program”.

In anticipation of receiving all the approvals necessary to mine in 2010, we have commenced a marketing program for conditional sales of uranium from our Nichols Ranch ISR Project. In July of 2009, we entered into a sales agreement with Exelon Generation Company, LLC for the sale of uranium over a five-year period. In August of 2009 we entered into a second contract for the sale of uranium to another U.S. utility, also over a five-year period.

Our plan of operations during 2010 is to:

  continue with our exploration of our Powder River Basin Properties as detailed below under “2010 Exploration Program”;
  continue with our permitting, mine planning and design efforts in connection with the Nichols Ranch ISR Project, as detailed below under “Nichols Ranch ISR Project”; and

  once permitting has been achieved, to commence construction of our Nichols Ranch ISR Project.

We have sufficient financing to continue our exploration and permitting activities and design and early stage construction activities over the next twelve months. However, we will require additional financing in order to complete construction of our Nichols Ranch ISR Project. There is no assurance that we will be able to obtain the necessary financing to complete construction or carry out mining activities, if mining is warranted.

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

Operations

Our exploration program in the Wyoming Powder River Basin is directed by Mr. Kurtis Brown, Senior Vice-President Exploration and is supervised by Mr. George Hartman, our Executive Vice-President and Chief Operating Officer. We engage contractors to carry out our exploration programs under Mr. Brown’s supervision. Contractors that we plan to engage include project geologists, drilling companies and geophysical logging companies, each according to the specific exploration program on each property.

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

Wyoming Properties

We have several properties in two distinct geographical areas known as the Great Divide and Powder River Basins of Wyoming as shown in the map below:

Uranerz Energy Corporation – Wyoming Property Locations – March 2010

Source: Uranerz Energy Corporation 2010

Legend:
A – Powder River Basin Properties
B – Great Divide Basin Properties

We plan to maintain, explore and, if warranted, develop our properties in the Powder River Basin area of Wyoming.

At this time we do not have immediate plans for further exploration or development activities on our Great Divide Basin properties, which are not considered material at present.

Powder River Basin Properties

As of December 31, 2009, our Powder River Basin properties include both our 100% owned properties and those properties included within the Arkose Mining Venture. These principal properties comprise in total approximately 117,618 acres and consist of a combination of federal mining claims, state mineral leases and private fee mineral leases. We have also acquired additional properties in the Powder River Basin area which total approximately 1,694 acres and are discussed below under “Other Powder River Basin Projects”. A map showing the location of our 100% owned Powder River Basin and Arkose Mining Venture properties is provided below:

Uranerz Energy Corporation – Powder River Basin – March 2010

Source: Uranerz Energy Corporation 2010

An additional map showing the location of our properties within the general Powder Basin property area and our key property units is presented below:

Uranerz Energy Corporation – Powder River Basin – Property Units – March 2010

PROJECT AREAS
1 NICHOLS RANCH
2 HANK
3 NORTH RENO CREEK
4 WEST NORTH-BUTTE
5 NORTH ROLLING PIN
6 DOUGHSTICK
7 SOUTH DOUGHSTICK
IRIGARAY ISR MINE
JOHNSON COUNTY
CAMPBELL COUNTY
45N-77W
45N-76W
45N-75W
CAMECO NORTH-BUTTE
CHRISTENSEN RANCH ISR MINE
44N-77W
44N-76W
44N-75W
44N-74W
East Nichols
Willow Creek
North Nichols
C - Line
43N-77W
43N-76W
43N-75W
43N-74W
Collins Draw
MOORE RANCH
42N-77W
42N-76W
42N-75W
42N-74W
RUTH ISR TEST MINE
41N-77W
41N-76W
41N-75W
NOTE: ALL PROPERTY BOUNDARIES ARE APPROXIMATED
PROPERTY LEGEND
URANERZ ENERGY CORP.
ARKOSE MINING VENTURE
(URANERZ ENERGY 81% UNITED NUCLEAR LLC 19%)
CAMECO RESOURCES
URANIUM ONE
0 10,000 ft.
Uranerz
ENERGY CORPORATION
1701 EAST "E" STREET P.O. BOX 50850
CASPER, WYOMING, USA 82605-0850
PHONE 307.265.8900 FAX 307.265.8904
POWDER RIVER BASIN
PROJECTS
By: S.M.F.
Date: 3-9-2010
Datum: NAD27 UTM13
Revision Date:
Scale: 1"=18,000'
Dwg: PROPERTY OWNERSHIP

Source: Uranerz Energy Corporation 2010

Ownership Interests

Our ownership interests in the properties within the Powder River Basin are summarized as follows:

100% Owned Properties

Our 100% owned properties are comprised of unpatented lode mining claims, state leases and fee (private) mineral leases, as summarized as follows:

	Ownership Interest	Number of Claims/	Acreage
Property Composition	(1)	Leases	(Approximate)

Unpatented Lode Mining Claims	100%	1,076	21,520 acres

State Leases	100%	7	6,480 acres

Fee (private) Mineral Leases	100%	5	1,251 acres

Total			29,251 acres

          (1)      Subject to royalties, as discussed further below.

These 100% owned properties in the Powder River Basin include the following core property units:

Property	No. Claims	Approximate Acreage
Doughstick	22	440
Collins Draw	38	760
North Rolling Pin	65	1300
Hank	66	1320
Nichols Ranch	36	720
C-Line	40	800
Willow Creek	11	220
West North-Butte	145	2900
East Nichols	44	880
North Nichols	107	2140
TOTAL	574	11,480

We continue to look for more prospective lands in the Powder River Basin and as a result may locate, purchase or lease additional unpatented lode mining claims; and/or purchase or lease additional fee mineral (private) lands during the next twelve months, however there is no assurance any additional properties will be acquired.

Arkose Mining Venture

The Arkose Mining Venture properties are comprised of unpatented mineral lode claims, state leases and fee (private) mineral leases, as summarized as follows:

Property	Ownership Interest	Number of Claims/	Acreage
Composition	(1)	Leases	(Approximate)

Unpatented Mineral Lode Claims	81%	4,109	67,221 acres

State Leases	81%	3	2,080 acres

Fee (private) Mineral Leases	81%	69	19,066 acres

Total			88,367 acres

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

In connection with our acquisition of an 81% interest in the Arkose Mining Venture, we entered into a venture agreement dated as of January 15, 2008 (the “Venture Agreement”) with United Nuclear, LLC (“United Nuclear”), a limited liability company wholly owned by the NAMMCO Sellers and their designee under the purchase and sale agreement. Under the Venture Agreement, we agreed that United Nuclear will hold (and contribute to) its nineteen percent (19%) working interest in the Arkose Mining Venture, and we will operate and be the manager of the Arkose Mining Venture under the name “Arkose Mining Venture”. We and United Nuclear agreed to contribute funds to programs and budgets approved under the Arkose Mining Venture in accordance with our respective interests in the Venture.

The Venture Agreement provides that we, as manager, will have management and control over operations carried out by the Venture. We are obligated to present proposed programs and budgets to the management committee of the Venture on an annual basis. The proposed programs and budgets may include exploration programs, pre-feasibility studies, feasibility studies, development, mining, and expansion or modification of operation plans. Proposed programs and budgets are reviewed by the management committee appointed under the Venture which includes at least two members from each company appointed by Uranerz and United Nuclear respectively. Unless otherwise provided in the Venture Agreement, the vote of the participant with a participating interest greater than 50% will determine decisions of the management committee. A participant may elect to participate in an approved program and budget either (i) in proportion to the participant’s respective interest in the Venture, or (ii) not at all. In the event that a participant elects not to participate in a program and budget, then its participating interest in the Venture Agreement is subject to recalculation in accordance with the Venture Agreement to reflect the decision not to participate.

This overview of the Venture Agreement does not provide a full discussion of all terms and conditions of the Venture Agreement. Investors are encouraged to read the entire copy of the Venture Agreement that was filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 22, 2008.

The Arkose Mining Venture includes the following property units on which we have conducted exploration:

  South Doughstick
  Cedar Canyon
  East Buck
  South Collins Draw
  Sand Rock
  Little Butte
  House Creek
  Beecher Draw
  Lone Bull

Other Powder River Basin Projects

Through a combination of claim staking, purchasing, and leasing, we also have acquired interests in several projects that lie within the Powder River Basin but outside of the project areas discussed above. These properties include the Verna Ann, Niles Ranch, North Reno Creek, and South Reno Creek projects which cover approximately 1,694 acres. In general, these projects are located in sandstone basins of Tertiary age with known uranium mineralization. However, due to our focused approach we have not yet initiated exploration work on these projects. Additional leasing in the North Reno Creek Project has prompted us to look into acquiring past exploration and development data for this area in an attempt to support a future National Instrument 43-101 report. If warranted, environmental base line work may begin thereafter with the goal of submitting an environmental permit application for ISR facilities as soon as possible.

Forfeiture of certain Powder River Basin and Great Divide Basin interests

During August 2009, we decided to forfeit our interests in certain mining claims in the Powder River Basin and the Great Divide which we determined, based on the review, analysis and recommendations of our geological staff, did not merit further exploration and accordingly were no longer of strategic interest or value to the Company. The claims, which were forfeited, effective September 1, 2009, when the annual renewal fee would have become due, were comprised of: 285 claims in which we had held a 100% interest in the Streeter, Collins Draw, East Nichols, North Nichols, Eagle and Cyclone Rim project areas and 132 claims in the Little Butte and South Collins project areas, in which we held an 81% interest through the Arkose Mining Venture. We will continue to review our property portfolio and may decide to forfeit other interests in the future if we determine that they are no longer of strategic interest.

NI 43-101 Technical Reports

We have obtained technical reports on the following material properties:

Name of Report	Authors of Technical Report	Date of Report

Technical Report, Doughstick Project, Campbell County, Wyoming, U.S.A.	TREC, Inc., 341 East “E” Street, Suite 200, Casper Wyoming 82601	January 26, 2010

Technical Report, South Doughstick Property, Campbell and Johnson Counties, Wyoming, U.S.A.	TREC, Inc., 341 East “E” Street, Suite 200, Casper Wyoming 82601	February 25, 2010 (Amended) October 12, 2009

Technical Report, Nichols Ranch Property, Johnson and Campbell Counties, Wyoming, U.S.A.	Kurtis J. Brown, P.G., Senior Vice President, Uranerz Energy Corporation, 1701 East “E” Street, Casper Wyoming 82605	June 5, 2009

Technical Report - West North- Butte Satellite Properties, Campbell County, Wyoming,	TREC, Inc., 341 East “E” Street, Suite 200, Casper Wyoming 82601	December 9, 2008
U.S.A.
Don R. Woody, P.G, Woody Enterprises, 9005 Sypes Canyon Road, Bozeman, Montana 58715

Preliminary Assessment – Nichols Ranch Uranium In-Situ Recovery Project, Powder River Basin, Wyoming, U.S.A	TREC, Inc., 341 East “E” Street, Suite 200, Casper Wyoming 82601	July 25, 2008

Technical Report – The Hank Unit Property, Campbell Country, Wyoming, U.S.A.	TREC, Inc., 341 East “E” Street, Suite 200, Casper Wyoming 82601	May 1, 2008

Don R. Woody, P.G, Woody Enterprises, 9005 Sypes Canyon Road, Bozeman, Montana 58715

Technical Report on the Arkose Mining Venture Project, Campbell and Johnson Counties, Wyoming,	TREC, Inc., 341 East “E” Street, Suite 200, Casper Wyoming 82601	February 27, 2008
U.S.A.
Don R. Woody, P.G, Woody Enterprises, 9005 Sypes Canyon Road, Bozeman, Montana 58715

Nichols Ranch Uranium Project, Campbell and Johnson Counties, Wyoming, U.S.A.	Douglas Beahm, PE, PG Andrew Anderson, PE, PG BRS Inc.	October 26, 2007

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

Hank Unit and Nichols Ranch Unit

Within the Nichols Ranch Unit we have 36 unpatented lode mining claims, two fee surface and mineral leases, and one surface use agreement. There is an overriding royalty interest in favor of Excalibur Industries on all federal unpatented lode mining claims that were acquired by us from Excalibur Industries. Many of the unpatented lode mining claims located at the Hank Unit and at the Nichols Ranch Unit have an associated gross royalty payable to Excalibur Industries of 6 percent when the spot price of uranium is less than $45.00 per pound and of 8 percent if the uranium spot price is $45.00 per pound or higher. In addition, there is a portion of the Nichols Ranch Unit that includes private (fee) mineral that is subject to the above Excalibur Industries royalty, plus an additional royalty payable to the fee mineral owner under the fee leases (equaling a 12 percent or 16 percent royalty depending upon the spot price of uranium).

Within the Hank Unit, we have 66 unpatented lode mining claims, two fee surface and mineral leases, and one surface use agreement. The Hank Unit permit boundary encompasses approximately 2,250 acres. Within the permit boundary, we have the right to mine approximately 1,393 acres of mineral rights. Of the 66 unpatented lode mining claims comprising the Hank Unit, 56 of the claims have a royalty interest burden, payable to Excalibur Industries, of six or eight percent depending on the selling price of uranium. This royalty interest is based on uranium produced from these claims.

West North-Butte Satellite Properties

The West North-Butte property covers approximately 2,360 acres of land and is comprised of 145 unpatented lode mining claims and one surface use agreement, of which 6 unpatented lode mining claims are subject to a royalty interest burden, payable to Excalibur Industries, of six or eight percent depending on the price of uranium.

The east portion of the West North-Butte property covers approximately 325 acres of land and is comprised of 17 unpatented lode mining claims and one surface use agreement. None of the claims in this property are subject to a royalty.

The Willow Creek property covers approximately 220 acres of land and is comprised of 11 unpatented lode mining claims and one surface use agreement, all of which unpatented lode mining claims are subject to a royalty interest burden, payable to Excalibur Industries, of six or eight percent depending on the price of uranium.

Arkose Mining Venture

The Arkose Mining Venture properties consist of unpatented lode mining claims, fee mineral leases, and state mineral leases. The land surface consists of private, federal and state lands. There are 4,109 unpatented lode mining claims included in the Arkose Property which comprise 67,221 acres and 69 fee mineral leases and 3 state leases included in the Arkose Property which comprise 21,146 acres. All of the unpatented lode mining claims are owned by us subject to the beneficial interests of the participants in the Arkose Mining Venture.

Of the 4,109 unpatented lode mining claims, 1,218 unpatented lode mining claims have an overriding royalty interest burden of 0.25%. This overriding royalty interest is based on production of uranium on these claims.

The title of the Arkose Mining Venture to the leased property included in the Arkose Property is a leasehold interest subject to the various terms as set forth in the applicable leases (the “Arkose Leases”). The Arkose Leases are mineral leases only and the Arkose Mining Venture obtained surface use agreements with the various surface owners of said lands prior to commencing any activities. The majority of the Arkose Leases (other than the three state leases, which are paid annually) are paid up for either five or ten years. The five-year paid-up leases have an option to extend for a second five-year term, and for so long thereafter as the property under the lease is in production. The Arkose Leases only cover uranium and other fissionable minerals. Commingling of ores from adjacent lands is allowable under the fee mineral leases.

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

The unpatented lode claims do not have an expiration date. However, affidavits must be filed annually with the BLM and respective county recorder’s offices in order to maintain the claims’ validity. All of the unpatented lode claims have annual filing requirements ($140 per claim) with the BLM, to be paid on or before September 1 of each year.

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

The area in which the Powder River Basin properties is located is a low lying plain, and elevations range from approximately 4,390 feet (1,440 meters) in the northwest to approximately 5,450 feet (1,790 meters) in the southeast. Historically and currently the land is used for livestock and wildlife grazing. Vegetation is characteristically sagebrush grassland with some pines on elevated terrain and some deciduous trees within drainages.

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

Geology

Our Powder River Basin properties encompass approximately 119,312 acres, and potential target mineralized zones are expected to occur throughout the properties. The potential target mineralization within the Powder River Basin properties is believed to be alteration-reduction trends hosted in the Eocene age channel sands that lie at depths of approximately 300 to 1,100 feet from the surface. Roll front deposits of uranium mineralized material are anticipated to occur within these properties. An alteration reduction trend is a natural chemical boundary trend line in a sandstone aquifer where reduced (non-oxidized) sand is in contact with altered (oxidized) sand. Uranium mineralization may be found along the trend line.

Our Powder River Basin properties contain alteration-reduction trends hosted in Eocene age channel sands. Alteration-reduction trends in the Pumpkin Buttes Mining District are typically composed of multiple, stacked roll front deposits that often contain associated uranium mineralization. A stacked role front is a type of uranium occurrence found in thick sandstone where a number of mineralization trends are stacked on top of each other. Uranium mineralization within and adjacent to the Powder River Basin properties are found in the Eocene Wasatch Formation (Wasatch). The Wasatch is a fluvial deposit composed of arkosic sandstones that are typically 25% or more feldspar grains and indicates a source rock where chemical weathering was not extreme and the sediments have not been transported far. A fluvial deposit is a deposit of uranium mineralization found in sandstones that originated from sediments laid down by streams and rivers. The arkosic sandstone is a type of sandstone that contains a high percentage of feldspar grains. The medium grain size and relatively good sorting of this sediment implies water transportation, probably in a meandering river/stream system. The Wasatch formation is interlaid with sandstones, claystones, siltstones, carbonaceous shale, and thin coal seams that overlie the Paleocene Fort Union Formation, another fluvial sedimentary unit.

Exploration History

Our Powder River Basin properties are located within the Pumpkin Buttes Mining District which was the first commercial uranium production district in Wyoming. Uranium was first discovered in the Pumpkin Buttes in 1951. Intermittent production from some 55 small mines through 1967 produced 36,737 tons of ore containing 208,143 pounds of uranium. This early mining focused on shallow oxidized ores exploited by small open pit mines. The ore was generally transported to the Atomic Energy Commission buying station in Edgemont, South Dakota. Modern mining in the district has focused on deeper reduced ores. Uranium One’s Christensen Ranch and Irigaray ISR uranium mining areas and processing facilities are located within the Pumpkin Buttes Mining District, approximately 10 and 16 air miles, respectively, from the Arkose Property. These mines have completed successful ISR mining and aquifer restoration in the Wasatch formation.

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

In addition to CCI, other uranium exploration companies during the last forty years have controlled property either within or near our Powder River Basin properties. These included Kerr McGee, Conoco, Texaco, American Nuclear, Tennessee Valley Authority and Uranerz U.S.A., Inc. Uranium One NC (via subsidiary Cogema Resources Inc. (“Cogema”) and Power Resources Inc. (a subsidiary of Cameco Corporation) have retained portions of their original land positions in the area. The mining claims and leases originally controlled by most of these companies were let go over the years due to market conditions. These property abandonments continued into 2004.

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

Nichols Ranch ISR Project

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

We drilled 61 exploratory holes and seven wells within the Hank Unit during 2006 and 2007 and eight additional wells in 2009. We drilled 257 exploration holes, including three core holes, and three water wells at Nichols Ranch during 2006 and 2007 and 25 exploration holes and seven wells in 2009.

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

Arkose Mining Venture

It is estimated that over 4,000 historic uranium exploration holes may have been drilled within the Arkose Property. This exploration was conducted by numerous exploration companies from the 1960s through the 1990s. Although this historic exploration data are known to exist, obtaining information on all but a handful (less than 50) of specific drill hole data, such as gamma, resistivity, and lithology logs, was not possible. Coal bed methane (“CBM”) exploration/production wells were drilled by numerous companies for development of CBM resources in the area. A total of approximately 1,250 CBM exploration/production wells have been drilled on or immediately adjacent to the Arkose Property. Most of this drilling was completed from 1,200 to 2,000 feet deep and is on-going. CBM exploration/production wells and their associated gamma logs are all drilled and logged through the uranium mineralization-bearing sand horizons. Utilizing the available uranium drill data and the CBM drill data base, we had a technical report prepared in February 2008 to independently address the geology and potential uranium mineralization within our mineral holdings on the Arkose Mining Venture. This technical report was prepared in accordance with Canadian National Instrument 43-101 requirements, as discussed above under “NI 43-101 Technical Reports”.

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

Exploration Completed by Uranerz

2009 Drilling Program

During 2009 we were engaged in drilling exploration efforts on both our 100% owned Powder River Basin properties and on the Arkose Mining Venture Powder River Basin properties. The purpose of the 2009 drilling program was to find previously unknown or little-known uranium mineralization trends and to delineate known trends, which would provide data for permitting and eventual production operations in favorably identified areas. During the 2009 drilling program, approximately 11.5 miles of uranium roll front trends were investigated. Approximately 3 miles of the 11.5 miles of trends had favorable uranium mineralization. Uranium mineralization ranged from less than 0.01% eU3O8 to 1.18% eU3O8. Approximately 36% of the 565 holes drilled during 2009 met or exceeded our minimum cut-off grade of 0.03% eU3O8.

On our 100% owned properties, 51 delineation holes were drilled on our Nichols Ranch, Doughstick and North Nichols Ranch properties. The purpose of this drilling was primarily to prepare for the installation of baseline monitor wells for our planned Nichols Ranch ISR production facility. A National Instrument 43-101 report was completed on the Nichols Ranch property in June of 2009. It estimated “indicated” mineral resources of approximately 2,949,546 pounds of eU3O8 at an average grade of 0.114%.

Additional drilling was carried out on the Company’s 100% owned Doughstick properties, which lead to the preparation of a combined National Instrument Report, as described above, in respect of this property as well as Arkose’s North Jane and Doughstick properties.

During 2009, on Arkose Mining Venture properties, a total of 514 holes were drilled. At Arkose’s North Jane Property a total of 51 holes were drilled with mineralization found in two horizons of the 100 sand. A combined National Instrument 43-101 independent report in respect of the Company’s 100% owned Doughstick property and Arkose’s North Jane and Doughstick properties was prepared in respect of the 2009 drilling results from those properties and filed in January of 2010. The report estimated, for all such properties, “measured and indicated” mineral resources of approximately 967,883 pounds of eU3O8 and “inferred” mineral resources of approximately 87,981 pounds.

At Arkose’s South Doughstick property 104 delineation drill holes were completed. Favorable mineralization led to the completion of an independent National Instrument NI 43-101 technical report dated October 12, 2009 and subsequently amended on February 25, 2010. The amended report estimates a “measured and indicated mineral resource of approximately 2,287,250 pounds of eU3O8 at an average grade of 0.121% and an “inferred’ mineral resource of approximately 189,305 pounds at an average grade of 0.096%.

2008 Exploration Program

In 2008 we were engaged in drilling exploration efforts on both our 100% owned Powder River Basin properties, and on the Arkose Mining Venture properties. During the 2008 drilling program, approximately 19 miles of uranium roll front trends were investigated. Approximately 7 miles of the 19 miles of trends had favorable uranium mineralization. Uranium mineralization ranged from <0.01% eU3O8 to 2.65% eU3O8. A cut-off grade of 0.03% eU3O8 was established for the Uranerz and Arkose properties. Approximately 34.5% of the 933 holes drilled during 2008 met or exceeded the minimum cutoff grade.

For the 2008 drilling season, March 6, 2008 through December 12, 2008, a total of 933 exploration and delineation holes were completed. The average depth per hole was 687 feet and a total of 640,578 feet was drilled. Breakout of the drilling was 165 holes on our 100% owned properties and 768 holes on Arkose Mining Venture properties.

We determined based on the results of this drilling program to complete a NI 43-101 technical report on the South Doughstick property. We received this technical report in February of 2010.

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

From February 19 to December 20, 2007, we drilled a total of 486 uranium trend delineation holes and eight hydrologic sampling wells on our 100%owned properties located in the central Powder River Basin, utilizing as many as three drill rigs and one electric log probing unit. This represents a total of approximately 300,000 feet of drilling with an average depth of 617 feet per hole.

A total of 214 delineation holes were drilled on Nichols Ranch in 2007. In the final months of the 2007 drilling program, we focused our exploration efforts on our West North-Butte, Collins Draw, Hank and Nichols Ranch properties to facilitate sub-surface geologic mapping with cross sections and to refine previous geologic models delineating known trends of uranium mineralization.

2010 Exploration/ Development Program

For 2010, the Arkose Mining Venture plans to utilize two drill rigs and one company electric logging unit. Supervision in the field would be conducted by a Uranerz field geologist. The drilling is planned to concentrate on exploration for uranium in the northeast targets of East Buck and Kermit project areas and in the South Doughstick area.

The goal of the 2010 exploration plan is to continue uranium exploration momentum that began in 2008 and to demonstrate commitment to finding and developing uranium mineralization that is commercially profitable on the Arkose properties. The plan includes drilling a total of 400 holes with an aggregate footage of 280,000 feet. In 2009, the average hole depth was 681 feet. In 2010, the average hole depth is thought to be around 700 feet. Approximately 225 holes will be drilled in the East Buck project area where mineralization was found in 2008 but due to surface ownership access and/or mineral fee leasing issues, was not available until 2010. Another 125 holes will be drilled in the Kermit area immediately south of East Buck. In addition, 50 holes are planned for South Doughstick to follow-up on exploration to the south of the main mineralization on a subsidiary roll trend. Drilling is planned to begin in April 2010 and continue through October 2010 for about 7 months depending on cooperation from the weather.

During 2010, the Uranerz plan for the development of production and monitor wells at Nichols Ranch, Mining Unit 1 (MU1) will be undertaken. The plan includes a 5 month drilling program beginning upon issue of the mining permits and will require up to 6 contract drill rigs; existing company electric logging unit, cementing unit, backhoe; a cement mix truck, 2 cement storage silos; an air compressor for well development; a pump pulling unit; and contract or hire 6 new field personnel to conduct cementing and well equipment installation.

It is estimated that one well pilot hole per two installed wells will be “Drilled Not Completed” (DNC) due to the irregular mineralization outline. These holes will be abandoned with cement using the company cementing unit.

The weld field installation includes drilling, casing, cementing, well development, pump, wire, drop pipe, O2 system, and a weather enclosure. After the wells have their completion zones finished a pump pulling unit will install the production/monitor pumps. A total of 270 wells are planned to be installed including 30 perimeter monitor wells, 132 injection wells, 108 production wells, and 120 DNC’s. Approximately 50% of MU1 wells would be installed during 2010.

Nichols Ranch ISR Project

The mine plan for the Nichols Ranch ISR Uranium Project includes a central processing facility at our Nichols Ranch property and a satellite ion exchange facility at our Hank property. The ultimate production level from these two properties is planned to be in the range of 600,000 to 800,000 pounds per year (as U3O8). The central processing facility is planned for a licensed capacity of 2 million pounds per year of uranium (as U3O8) and it is intended that it will process uranium-bearing well-field solutions from Nichols Ranch, as well as uranium-loaded resin transported from the Hank satellite facility, plus uranium-loaded resin from any additional satellite deposits that may be developed on our other Powder River Basin properties. We believe this centralized design enhances the economics of our potential additional satellite projects by maximizing production capacity while minimizing further capital expenditures on processing facilities. The project is progressing through detailed engineering and design with 95% of design work completed by end of December 2009.

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

The assessment analyzed the planned development of a commercial uranium ISR and processing operation. The evaluation uses available design information to develop capital and operating cost estimates for the proposed well fields, processing plants, infrastructure and associated facilities. Capital and operating cost estimates were provided in the preliminary assessment along with an economic analysis based on these costs and projected revenue from the recovery and sale of uranium (U3O8).

Location of the Nichols Ranch ISR Project

The Nichols Ranch ISR Project would be on the properties comprising our Nichols Ranch ISR main unit and our Hank ISR satellite unit, as illustrated below:

Uranerz Energy Corporation – Nichols Ranch ISR Project Map – March 2010

44N-76W
HANK ISR SATELLITE UNIT
PERMIT BOUNDARY
NICHOLS RANCH ISR MAIN UNIT
PERMIT BOUNDARY
43N-76W
SCALE: 1"=6000'
0
6000'
12,000'
Uranerz
ENERGY CORPORATION
1701 EAST "E" STREET P.O. BOX 50850
CASPER, WYOMING, USA 82605-0850
PHONE 307.265.8900 FAX 307.265.8904
NICHOLS RANCH ISR PROJECT MAP
MARCH 2010
By: smf
Date: 3-2-2010
Datum: NAD27 UTM13
Revision Date:
Scale: 1"=6000'
Contour Interval:

Source: Uranerz Energy Corporation 2010

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

The primary regulatory approvals for an ISR uranium mine come from the WDEQ at the state level, and from the NRC at the federal level. The WDEQ issues a Permit to Mine, and the NRC issues a Source Material License. The NRC has completed a Generic Environmental Impact Statement applying to new uranium ISR production activities. Both the state and federal agencies look at all environmental aspects of a proposed ISR mine including reclamation of the land surface following mining operations, and restoration of impacted ground water. Work place safety and the safety of the public are also closely monitored by regulatory agencies. Posting of a reclamation bond by the mine operator with the regulatory agencies in an amount to cover the total estimated cost of reclamation by a third party is also a requirement of the law. The reclamation bond must be a "hard" bond which means it must be either cash, certificate of deposit, letter of credit or some other similar type of financial instrument.

In April 2008 the NRC deemed our application acceptable to advance to the detailed technical and environmental stage of review. In August 2008 the WDEQ deemed our application to build and operate an in-situ recovery mine “complete” and ready to move to the next stage of review. The next stage includes a detailed technical and environmental review of the application and public discussion. Concurrently, the NRC review of our application for a Source Material License is proceeding in a normal manner. Approval of the permit applications is expected to allow us to proceed with commercial advancement of the two properties leading to production of yellowcake using the ISR method of uranium mining.

In March of 2009 we submitted our response to a Request for Additional Information (“RAI”) which was received in the fall of 2008 following the NRC’s technical reviews. During 2009 we responded to a further RAI issued by the NRC in respect of its environmental review.

In October of 2009 WDEQ - Air Quality Division approved and issued the air quality permit for our Nichols Ranch ISR Project in the form of a Permit to Construct the Project, including the Nichols Ranch Central Processing facility and the Hank Satellite Plant. This is the first operational permit for construction of the Project received by the Company.

In December of 2009 the NRC issued a draft Supplemental Environmental Impact Statement ("SEIS") for the Nichols Ranch ISR Project. The draft SEIS for the Nichols Ranch ISR Project was issued as a "Supplement to the Generic Environmental Impact Statement for In-Situ Leach Uranium Milling Facilities". The draft SEIS was open for public comment until March 3, 2010. On March 3, 2010 the U.S. Environmental Protection Agency (the “EPA”) submitted, in a letter to the NRC, a comment on the draft SEIS. In its comment letter the EPA raises certain concerns, the primary of which are that, in its view: (a) the draft SEIS does not sufficiently analyze water disposal alternatives or discuss waste management impacts ; and (b) the draft SEIS lacks sufficient information regarding air pollutants and the impact of emissions. The EPA requests a revised or supplemental SEIS. Comment letters in response to the draft SEIS were not unexpected, however the impact of the EPA letter on our permitting application and how the NRC might respond to the letter is not yet known. It is possible that the letter or any other comments in response to the draft SEIS may delay our permit application or otherwise negatively impact or influence the outcome of our application.

During late 2008 and early 2009, leach amenability studies were performed on sample cores obtained from the Doughstick and South Doughstick properties. Standard ISR leach “bottle roll” tests were conducted on the samples by Energy Laboratories in Casper, Wyoming. The leach amenability studies intend to demonstrate that the uranium mineralization is capable of being leached using conventional ISR chemistry. The leach solution was prepared using sodium bicarbonate as the source of the carbonate complexing agent. Hydrogen peroxide was added as the uranium oxidizing agent. The study is an indication of the ore’s reaction rate and the potential uranium recovery. The test results showed the uranium recovery percentage for South Doughstick as 87.8%, and the uranium recovery percentage for Doughstick as 77.1%. The 88% and 77% results are greater than the 73% that Uranerz used in its Preliminary (Economic) Assessment of the Nichols Ranch ISR Project. Doughstick and South Doughstick properties are located approximately two miles south of Nichols Ranch.

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

Permits and Licenses for the Nichols Ranch ISR Project

Permit, License, or Approval Name	Agency	Status

Source Material License	NRC	Submitted fourth quarter 2007

Permit to Mine	WDEQ-LQD	Submitted fourth quarter 2007

Permit to Appropriate Groundwater	SEO	Existing wells are approved, applications for new well permits will be filed prior to drilling

Well field Authorization (UIC Permit)	WDEQ-LQD	In preparation

Deep Disposal Well Permits	WDEQ-WQD	In preparation

WYPDES	WDEQ- WQD	In preparation

11(e)2 Byproduct/Waste Disposal Agreement	N/A	In preparation

Permit to Construct Septic Leach Field	County	In preparation

Air Quality Permit	WDEQ-AQD	Obtained.

Notes:	NRC - Nuclear Regulatory Commission
WDEQ-LQD - Wyoming Department of Environmental Quality Land Quality Division
WDEQ-WQD - Wyoming Department of Environmental Quality Water Quality Division
WDEQ-AQD - Wyoming Department of Environmental Quality Air Quality Division
WYPDES – Wyoming Pollution Discharge Elimination System
SEO - State Engineer's Office

2010 Plan of Operations for Powder River Basin Properties

During 2010, we plan to:

  continue with our exploration of our Powder River Basin Properties as outlined above under “2010 Exploration Plan”;
  continue with our permitting and mine planning efforts, including proceeding with environmental studies and engineering and design, in connection with the Nichols Ranch ISR Project, as outlined above under “Nichols Ranch ISR Project”; and
  once permitting has been achieved, to commence construction of our Nichols Ranch ISR Project.

All of our projects are at the exploration stage and there can be no assurance that a commercially viable mineral deposit, or reserve, exists on any of our properties until appropriate exploratory work is done and a comprehensive evaluation based on such work concludes legal and economic feasibility. Further exploration will be required before a final evaluation as to the economic, technical and legal feasibility of mining of any of our properties is determined. There is no assurance that further exploration will result in a final evaluation that a commercially viable mineral deposit exists on any of our mineral properties. We anticipate that we will require additional financing in order to pursue full development of these projects. We have sufficient financing to continue exploration and development planning of our mineral claims but there is no assurance that we will be able to obtain the necessary financing to conduct mining activities, if warranted. Because of the long lead times for environmental permitting of mining operations in North America, we have collected environmental baseline data and filed the environmental permitting applications on two of our properties in the Powder River Basin area of Wyoming that we feel may have the potential, based on data in our possession, of being developed into commercial in-situ recovery uranium mines. However, we have not at this stage completed any comprehensive feasibility studies on these properties demonstrating that development of any of the properties is commercially warranted. Proceeding with these advanced activities prior to completing detailed feasibility analysis adds risk to our plan of operations and we may incur costs which might not otherwise have been incurred.

Wyoming - Great Divide/Red Desert Properties

Our Great Divide Basin properties comprise the Cyclone Rim and Eagle projects. The Cyclone Rim project consists of 23 federal mining claims. The Eagle property consists of 28 federal mining claims and an adjacent 640 acre Wyoming State Lease. Both projects are located in Sweetwater County, Wyoming.

During 2006, we entered into an option agreement with Black Range Minerals Limited (“Black Range”) on two of our exploration properties located within the Red Desert area of southwest Wyoming. Black Range carried out certain exploration activities on these properties during 2007 and 2008. During 2009, Black Range elected to cease further participation in the exploration and development of these properties and to forfeit its rights under the option agreement. Our Great Divide Basin properties are not actively under exploration and are therefore not considered material properties. These will not be considered a material property until more data and information on the project can be obtained.

Saskatchewan – Cochrane River Property

Cochrane River - Ownership Interest

Our Cochrane River property extends to the northeast of the northern portion of Wollaston Lake, in Northern Saskatchewan, Canada. Our Cochrane River property originally consisted of two Mineral Prospecting Permits (MPP 1237 and MPP 1238) with a combined total areal extent of 67,480 hectares (166,747 acres) which the Company acquired from Ubex Capital Inc. Ubex Capital Inc. is 100% owned by Dennis Higgs, one of our Directors. Ubex retains a royalty of 2% on the properties.

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

Cochrane River -Present Condition of the Property and Proposed Exploration Program

There is presently no road access to the Cochrane River property.

During late 2005, we signed an agreement to joint venture our Cochrane River property with Triex Minerals Corporation. Triex completed detailed helicopter-borne geophysical surveys, follow-up ground exploration programs, an extensive lake sediment survey, ground-based resistively surveys, a lake sediment sample program, a pole-dipole array D.C. resistively survey, property-scale geological mapping of outcrops, and systematic geochemical sampling of boulders and glacial till. Total cumulative expenditures by Triex on the Cochrane River property over approximately two and one-half years were Cdn$1.23 million.

During 2008, our Cochrane River Saskatchewan Joint Venture was terminated with Triex forfeiting its right to earn an interest in the project. The properties are currently in good standing; two (2) claims expired on January 30, 2010 and the remaining five (5) claims will expire on January 30, 2011 unless further expenditures are incurred. We will continue to evaluate options for these properties, which include possible arrangements with other potential joint venture partners, further exploration by ourselves, or disposition.

The Saskatchewan properties are presently not considered material properties and will not be considered material properties until more data and information can be obtained.

Texas

In 2007 we completed an initial leasing program of approximately 7,200 acres in the State of Texas. Based on geologic reports and more than 90 historic drill holes, these 7,200 acres are believed to cover a northeast-southwest uranium mineralization trend.

Geologic study has been completed on the historic data we obtained from third parties. Plans for field work on these properties have been deferred due to our focus on our Wyoming properties. Our Texas project is presently not considered a material property and will not be considered a material property until more data and information on the project can be obtained.

2010 Property Expenditures

Our cash expenditures in 2010, excluding capital assets and major property acquisitions, are estimated to be $14 million, as follows:

Wyoming
Exploration
Wholly –owned properties	$140,000
Arkose properties	$2,350,000	$2,490,000
Environmental		$690,000
Development		$3,760,000
Land		$560,000
Production and well planning		$1,400,000
General and Administrative expenditures		$5,100,000

Total		$14,000,000

These estimates are subject to change.

ITEM 3. LEGAL PROCEEDINGS

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities which are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole. There are no material proceedings pursuant to which any of our directors, officers or affiliates or any owner of record or beneficial owner of more than 5% of our securities or any associate of any such director, officer or security holder is a party adverse to us or has a material interest adverse to us.

ITEM 3A. EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information with respect to our current executive officers and key employees. The ages of the executive officers and key employees are shown as of December 31, 2009.

Name	Current Office with Company	Principal Occupation	Director/Officer Since	Age

Glenn Catchpole	President and Chief Executive Officer; Director	President and Chief Executive Officer, Uranerz Energy Corporation	March 1, 2005	66

George Hartman	Executive Vice- President and Chief Operating Officer; Director	Executive Vice-President and Chief Operating Officer, Uranerz Energy Corporation	May 9, 2005	70

Dennis Higgs	Chairman	Chairman Uranerz Energy Corporation	May 26, 1999	51

Benjamin Leboe	Chief Financial Officer	Chief Financial Officer of Uranerz Energy Corporation	May 23, 2006	64

Kurtis Brown	Senior Vice-President, Exploration	Senior Vice-President, Exploration of Uranerz Energy Corporation	March 8, 2007	59

Douglas Hirschman	Vice President, Lands	Vice President, Lands of Uranerz Energy Corporation	December 6, 2007	57

The following is a description of the business background of the executive officers of Uranerz Energy Corporation.

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

Mr. George Hartman was appointed to the Board of Directors and the role of Vice-President, Mining on May 9, 2005 and subsequently appointed Executive Vice-President and Chief Operating Officer. He has thirty-seven years experience in developing green field projects into mining production companies including both metals and industrial mineral projects. He has an M. S. degree in Mineral Economics (Colorado School of Mines) and a B. S. in Chemistry (University of Denver). Four process patents have been granted in his name. His experience includes thirteen years managing several in-situ recovery uranium mines from green field exploration sites through commercial production.

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

From 1982 to 1989 Mr. Hartman was General Manager, In Situ Leach Projects, for Uranerz USA. During this period he managed the interests of all in-situ uranium projects which Uranerz USA owned including Ruth, Crow Butte, and North Butte. Under his management, Uranerz USA served as the contract operator for the successful test solution mining of the Christensen Ranch uranium property now owned by Uranium One. He was on the Uranerz USA acquisition team that studied potential uranium and precious and base metal properties in Nebraska, Colorado, Texas, New Mexico, Utah, California and Wyoming.

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

Also, previous to his work with Uranerz USA, Mr. Hartman was the Texas Mines Manager for Wyoming Mineral Corporation (Westinghouse) from 1976 to 1979, where he was responsible for the management of two production in-situ uranium mines with ion exchange processing plants in Bruni, and Three Rivers, Texas (shipped dried yellowcake to the converter).

Mr. Dennis Higgs is a member of the board of directors. Mr. Higgs was appointed to the Board of Directors as President and Chief Executive Officer on May 26, 1999, and resigned as President and Chief Executive Officer on March 1, 2005. Mr. Higgs became Chairman of our Board of Directors on February 1, 2006.

Mr. Higgs has been involved in the financial and venture capital markets for over twenty-five years, raising several millions of dollars in the United States, Canada and Europe. He founded his first junior exploration company in 1983 and took it public through an initial public offering in 1984. Since then, Mr. Higgs has been involved in the founding, financing and initial public listing of several companies.

In July 1990, Mr. Higgs established Senate Capital Group Inc., a private venture capital company which provides management consulting and investor relations services. At present, Mr. Higgs also serves as a director of Miranda Gold Corp., a Canadian public gold exploration company, which he founded in May 1993.

Mr. Benjamin Leboe was appointed as the Company’s Chief Financial Officer on May 23, 2006 and acted as our Corporate Secretary from October, 2006 to December, 2007 and from January 2009 to July 2009. Mr. Leboe was a Senior Consultant, management consulting, of the Business Development Bank of Canada from January 2005 to February 2006. Previously, from 1994 to 2004, Mr. Leboe was a senior financial officer and executive in public companies based in Vancouver and Montreal.

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

Mr. Kurtis Brown, a thirty-five year veteran of the mining industry, was appointed our Senior Vice-President, Exploration in March 2007. Mr. Brown was Manager, Health and Safety for a large oil and gas company for the five years prior to joining Uranerz. He has previously assisted with the start up of the Christensen Ranch ISR commercial uranium mine now owned by Uranium One. Mr. Brown is a professional geologist.

Mr. Douglas Hirschman was appointed our Vice-President, Lands in December 2007. From January 2006 to June 2007 Mr. Hirschman was Manager of Lands, International Newmont Gold Corporation. He was an independent Consulting Landman from 2002 through 2005 and, as a graduate of the University of Wyoming, has over thirty years of experience in the mineral exploration industry.

Arrangements between Officers and Directors

To our knowledge, there is no arrangement or understanding between any of our executive officers and any other person, including directors, pursuant to which the officer was selected to serve as an officer.

Family Relationships

None of our executive officers are related by blood, marriage, or adoption to any other director or executive officer.

Legal Proceedings

We are not aware of any material legal proceedings to which any of our executive officers or any associate of any of our executive officers is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries.

We are not aware of any of our executive officers being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses) or being subject to any of the items set forth under Item 401 of Regulation S-K.

PART II

ITEM 4. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on the NYSE Amex Equities exchange (formerly, the American Stock Exchange) on August 10, 2006 under the symbol “URZ”, and previously, since May 6, 2004, on the Financial Industry Regulatory Authority’s Over the Counter Bulletin Board (“OTCBB”) under the symbol “URNZ”, formerly known as “CVTU”. Our common stock also trades, since August 2007, on the Toronto Stock Exchange under the symbol “URZ” and on the Frankfurt Exchange under the symbol “U9E”.

The following table shows the high and low sales price or bid price for our common shares for the calendar quarters indicated, as reported by the NYSE Amex Equities, www.nyse.com.

Period	High	Low

2009

Fourth Quarter	$ 2.39	$ 1.20

Third Quarter	$ 2.50	$ 1.32

Second Quarter	$ 2.21	$ 0.58

First Quarter	$ 1.10	$ 0.57

Period	High	Low

2008

Fourth Quarter	$ 1.45	$ 0.40

Third Quarter	$ 3.40	$ 1.10

Second Quarter	$ 3.70	$ 1.98

First Quarter	$ 3.28	$ 2.11

As of March 1, 2010, the closing bid quotation for our common stock was $1.93 per share as quoted by the NYSE Amex Equities.

As of March 1, 2010, we had 64,194,887 shares of common stock issued and outstanding, held by approximately 7,000 shareholders. Many shares are registered through intermediaries, making the precise number of shareholders difficult to obtain.

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

Repurchase of Securities

During 2009, neither the Company nor any affiliate of the Company repurchased common shares of the Company registered under Section 12 of the Securities Exchange Act of 1934, as amended.

Equity Compensation Plan Information

As at December 31, 2009, we had one equity compensation plan under which our common shares have been authorized for issuance to our officers, directors, employees and consultants, namely our 2005 Stock Option Plan. Our 2005 Stock Option Plan has been approved by our shareholders.

The following summary information is presented for our 2005 Stock Option Plan as of December 31, 2009.

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Plan Category	(a)	(b)	(c)

Equity Compensation Plans Approved By Security Holders	5,949,700	$1.88	3,129,860

Equity Compensation Plans Not Approved By Security Holders	Not Applicable	Not Applicable	Not Applicable

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

Shares Available under the Stock Option Plan

The total number of shares of the Company available for grants of stock options under the Stock Option Plan shall be 10,000,000 Common Shares, subject to adjustment as herein provided, which shares may be either authorized but unissued or reacquired Common Shares of the Company. If a stock option or portion thereof shall expire or terminate for any reason without having been exercised in full, the unpurchased shares covered by such nonqualified stock option shall be available for future grants of stock options under the Stock Option Plan. Shares issuable upon exercise of stock options have been registered under the U.S. Securities Act of 1933, as amended, pursuant to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 21, 2005.

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

Exercise of Stock Options

The exercise of vested stock options is made upon written notice to the Company of intent to exercise and payment of the exercise price. The exercise price may be paid (i) in cash, cashier’s check, certified check, bank draft or money order, or (ii) at the discretion of the Committee, by delivery of fully paid non-assessable common shares of the Company, valued at the fair market value for such shares, determined by the average of the high and low sales price of the Company’s common shares on the date of exercise.

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

Amendment of the Plan

The Board of Directors may at any time suspend or terminate the Plan, in whole or in part or amend it from time to time as appropriate in the best interests of the Company. No amendments will, without the consent of the optionee, affect previously granted stock options.

Recent Sales of Unregistered Securities

We did not sell any securities in 2009 that were not registered under the Securities Act of 1933, as amended.

Stock Performance Graph

The performance graph below shows Uranerz Energy Corporation’s cumulative total return based on an initial investment of $100 in Uranerz’ common stock, as compared with the Russell 2000 Index, AMEX Natural Resources Index, AMEX Composite, NASDAQ Composite Total Return, and a peer group consisting of Uranium Energy Corp., UR Energy Corp., and Powertech Uranium Corp. The chart shows yearly performance marks since Uranerz’ common stock began trading in July of 2005. This performance chart assumes: (1) $100 was invested on July 28, 2005 in Uranerz common stock at the initial price of $1.00, in the Russell 2000 Index, AMEX Natural Resources Index, AMEX Composite, NASDAQ Composite Total Return, and the peer group’s common stock; and (2) all dividends are reinvested. Canadian dollar closing price quotes on the Toronto Stock Exchange are converted to US dollars using the noon exchange rates as quoted by the Federal Reserve Bank on the date of the closing price quote. Dates on the chart represent the last trading day of the indicated fiscal year.

ITEM 5. SELECTED FINANCIAL DATA

Selected financial data about Uranerz for the last five years is set forth in the table below. You should read the data in the table in conjunction with the consolidated financial statements and related notes set forth in Item 8, “Financial Statements and Supplementary Data.”

Dollars and shares in thousands, except per share amounts	2009	2008	2007	2006	2005

Operating expenses
Depreciation	$176	129	57	15	1
Foreign exchange	$3	(4)	24	1	4
General and administrative	$4,599	6,153	7,858	5,871	4,482
Impairment loss on mineral properties	$-	-	-	-	315
Mineral property expenditures	$4,778	30,505	7,008	1,218	89
Total operating expenses	$9,556	36,784	14,947	7,105	4,891
Gain on sale on investment securities	$-	-	-	79	-
Interest income	$155	610	710	411	-
Loss on settlement of debt	$-	-	-	-	(132)
Mineral property options received	$-	-	44	87	21
Gain (Loss) on discontinued operations	$-	977	(3)	(22)
Non-controlling interest	$702	949
Net loss for the year	$8,699	34,247	14,197	6,548	5,002

Common stock data
Weighted average shares outstanding	57,060	52,263	38,438	29,738	12,995
Net loss per share – basic and diluted	$0.15	0.66	0.37	0.22	0.38
Total shares outstanding at December 31	64,195	55,452	39,224	34,560	21,995
Balance sheet data at December 31
Total assets	$30,810	22,866	12,216	12,492	1,978
Property, plant and equipment – net	$541	643	406	123	9
Working capital	$29,228	21,405	11,114	11,980	1,776
Total debt	$-	18	52	-	-
Common shareholders’ equity	$30,033	22,278	11,518	12,113	1,785
Cash flow data
Net cash used for operating activities	$7,483	13,164	9,259	1,692	581
Net cash used for investing activities	$(11,590)	20,161	281	472	326
Net cash provided by financing activities	$15,497	22,803	8,590	12,532	2,824

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements for the three years ended December 31, 2009, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the section heading “Item 1A. Risk Factors” and elsewhere in this Annual Report. See section heading “Cautionary Statement Regarding Forward-Looking Statements.”

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

In support of our goals for 2009, we focused our efforts on the following six key operating priorities:

  Exploration in Wyoming

  Mine planning for our Nichols Ranch In-Situ Recovery Project

  Environmental and mine planning for additional permitting in the Powder River Basin, Wyoming

  Acquisition of properties with uranium potential

  Investor relations and financing

  Facilities planning

Results of Operations

Twelve-month period ended December 31, 2009 compared to twelve-month period ended December 31, 2008

Revenue

We have not earned any revenues to date and we anticipate that we will not generate any revenues during the twelve month period following the date of this report.

Operating Expenses and Other Expenses (Income)

We incurred total operating expenses of $9,556,528 for the twelve-month period ended December 31, 2009, as compared to $36,783,869 for the corresponding period in 2008. The decrease of operating expenses in the amount of $27,227,341 (74%) was primarily attributable to the $23,496,936 expenditure in 2008 to acquire and explore mineral properties in Wyoming, as described in detail under the section heading “Item 7 – Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Our general and administrative expenses consisted primarily of stock based compensation, payroll, consulting, investor relations and general overhead which decreased $1,553,821 or 25% less than 2008 reflecting a $1,759,152 reduction in stock based compensation and a $205,331 increase in corporate affairs, investor relations and Casper operations.

Our interest expense for the twelve-month period ended December 31, 2009, imputed on an interest free loan, was 2,941 (2008 – $5,551). We earned $155,402 of interest income for the twelve-month period ended December 31, 2009 as compared to $610,408 for the corresponding period in 2008. This income resulted from short term investments. We sold all our mineral properties in Mongolia in 2008 for a gain on discontinued operations of $977,077. The non-controlling interest of our Arkose Mining Venture absorbed $701,972 of our 2009 operating loss ($949,185 in 2008). Net loss for the twelve-month period ended December 31, 2009 was $8,699,154, as compared to $34,247,199 for the corresponding period in 2008, a decrease of $25,548,045 (75%). This decrease was largely due to our 2008 acquisition of mineral properties related to the Arkose Mining Venture.

As we anticipated, our exploration expenses, excluding property acquisitions, continued at a high level throughout the 2009 fiscal year as a result of our planned exploration activities, primarily related to our Arkose properties, and as a result of payments required to maintain our interests in our mineral properties. In addition, as we anticipated, general and administrative expenses continued to increase as we complied with our obligations to many stockholders as a reporting company under the Securities Exchange Act of 1934, listed on the NYSE Amex Equities and the Toronto stock exchanges. As anticipated, we did not earn any revenues during the 2009 fiscal year as we were engaged in exploration and the permitting of our mineral properties.

Cash Used in Operating Activities

Net cash used in operating activities was $7,483,069 for the twelve-month period ended December 31, 2009, compared to $13,163,715 for the corresponding period in 2008. The decrease in net cash used in operations includes a decrease of $6,636,946 for mineral related cash expenditures, primarily from reduced acquisitions.

Cash Used in Investing Activities

We invested $74,663 in equipment and reclamation bonds in the twelve- month period ended December 31, 2009, compared to $633,956 the corresponding period in 2008. In 2008 we received $905,092 cash on the sale of our Mongolian subsidiary, Rolling Hills Resources LLP and, during the twelve-month period ended December 31, 2009, we reduced our investment in securities guaranteed by Canadian banks by $11,665,092.

Cash Provided by Financing Activities

Net cash provided by financing activities amounted to $15,497,430 for the twelve-month period ended December 31, 2009, primarily from a public issue of common stock, compared to $22,802,600 for the corresponding period in 2008.

Twelve-month period ended December 31, 2008 compared to twelve-month period ended December 31, 2007

Revenue

We have not earned any revenues to date and we anticipate that we will not generate any revenues during the twelve-month period following the date of this report.

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

As we anticipated, our exploration expenses continued to increase throughout the 2008 fiscal year in comparison with 2007 as a result of our planned exploration activities, our acquisition of mineral properties and as a result of payments required to maintain our interests in our mineral properties. In addition, as we anticipated, general and administrative expenses continued to increase as we complied with our obligations to many stockholders as a reporting company under the Securities Exchange Act of 1934, listed on the NYSE Amex Equities and the Toronto Stock Exchange. As anticipated, we did not earn any revenues during the 2008 fiscal year as we were engaged in exploration and the permitting of our mineral properties.

Cash Used in Operating Activities

Net cash used in operating activities was $13,163,715 for the twelve-month period ended December 31, 2008, compared to $9,258,752 for the corresponding period in 2007. The increase in net cash used in operations reflects the growth of our operations, including an increase of $4,406,936 for mineral related cash expenditures.

Cash Used in Investing Activities

We invested $633,956 in equipment and reclamation bonds in the twelve- month period ended December 31, 2008, compared to $281,306 the corresponding period in 2007. We received $905,092 cash on the sale of our Mongolian subsidiary, Rolling Hills Resources LLP and, during the twelve-month period ended December 31, 2008, invested $20,432,035 (2007 - $Nil) in short term securities guaranteed by Canadian banks.

Cash Provided by Financing Activities

Net cash provided by financing activities amounted to $22,802,600 for the twelve-month period ended December 31, 2008, primarily from private placements of common stock, compared to $8,589,966 for the corresponding period in 2007.

Assets and Liabilities

We had total assets of $30,810,289 at December 31, 2009 compared to $22,865,737 at December 31, 2008, primarily cash accumulated from the sale of shares. Property and Equipment was $540,979 compared to $642,572 at December 31, 2008. Our liabilities were $722,826 compared to $517,818 at December 31, 2008. Liabilities include due to related parties of` $54,920 (2008 - $50,000) and long term debt of $Nil (2008 – $18,079).

Liquidity and Capital Resources

Our operations are primarily financed by proceeds from issuances of common stock. Our cash and short term security position at December 31, 2009 was $29,192,975 compared to $21,253,277 as of December 31, 2008. We had working capital of $29,227,701 as of December 31, 2009, compared to working capital of $21,405,022 as of December 31, 2008.

Financings

During the year ended December 31, 2009, the Company:

1.           Issued 242,500 shares of common stock upon the exercise of stock options for cash proceeds of $166,125.

2.           Completed a public offering of 8,500,000 units, comprised of 8,500,000 common shares and 4,250,000 common share purchase warrants, at $2.00 per unit for gross proceeds of $17,000,000. Each warrant entitles the holder to purchase one common share for $3.00 for a period ending April 27, 2012. In the event that the Company’s shares of common stock trade in the United States at a closing price of greater than US$3.50 per share for a period of 20 consecutive trading days at any time following the closing of this offering, the Company may accelerate the expiry date of the warrants by giving notice via a press release to the holders thereof and in such case the warrants will expire on the 30th day after the date on which such notice is given. The Company incurred share issuance costs of $1,634,628 in connection with the issue.

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

5.           Completed a private placement of 9,865,000 units, comprised of 9,865,000 common shares and 4,932,498 common share purchase warrants, at $2.40 per unit for gross proceeds of $23,676,000. Each warrant entitles the holder to purchase one common share for $3.50 for a two year period ending April 15, 2010. In the event that the trading price of the Company’s common shares on the American Stock Exchange closes above U.S. $4.50 per share for a period of 20 consecutive trading days at any time after August 16, 2008, the Company may accelerate the expiry time of these warrants by giving notice to the warrantholders by press release and in such case these warrants will expire on the 30th day after the date on which notice is given via press release. The Company paid cash commissions of $1,100,640 and 120,000 warrants to purchase 120,000 common shares at $2.60 per share exercisable for a one year period ending April 15, 2009. The Company incurred share issuance costs in connection with the private placement of $1,347,098 including agents’ warrants with a fair value of $68,041.

During the year ended December 31, 2007, the Company:

1.           Issued 4,481,749 shares of common stock upon the exercise of share purchase warrants for cash proceeds of $8,316,678.

2.           Issued 182,000 common shares upon the exercise of stock options for cash proceeds of $288,100.

Capital Requirements

Our cash position of $20,426,032 at December 31, 2009, plus $8,766,943 of bank guaranteed short term securities provide approximately $29.2 million for future operations. We estimate that our cash expenditures for operations over the next twelve months will be approximately $14,000,000 as outlined below. Therefore, we believe that we have sufficient capital to fund expenditures for operations over the next twelve months. Property acquisitions and operations beyond 2010 will be financed through cash on hand, debt and one or more equity issues which may include the exercise of common stock purchase warrants. We intend to focus our exploration efforts in Wyoming.

Our plan of operation for the next twelve months is to continue with exploration and permitting of our expanded Wyoming Powder River Basin properties. Our planned geological exploration programs are described in Item 2 of this Report. Our planned cash operating expenditures for the year ending December 31, 2010 for corporate expenses, exploration on our Wyoming mineral properties and general and administrative expenses are summarized as follows:

Category	Planned Expenditures Over the Next Twelve Months
Exploration	$6,800,000
Environmental, production and well planning	$2,100,000
General and Administrative expenses	$5,100,000
TOTAL	$14,000,000

In addition to our planned operating expenditures we may make additional property acquisitions beyond the above as opportunities arise and, if warranted, we may commence capital expenditures for our mining project which is under review by licensing authorities. Our exploration and development plans will be continually evaluated and modified as exploration and permitting results become available. Modifications to our plans will be based on many factors, including: results of exploration, assessment of data, weather conditions, exploration costs, the price of uranium and available capital. Further, the extent of our operations and investment programs that we undertake will be dependent upon the amount of financing available to us.

During the twelve-month period following the date of this Annual Report, we anticipate that we will not generate any revenues. We anticipate that funding to carry out our 2010 plans will be from existing resources.

Future Financings

We may require additional financing to carry out an expanded program of exploration, mine planning and property acquisitions during 2010. This may require debt financing and/or additional sales of our common stock in order to raise the funds necessary to pursue opportunities and to fund our working capital.

Issuances of additional shares would result in dilution to our existing shareholders. There is no assurance that we will be successful in completing any financings. Failure to obtain additional financing on a timely basis could require a reduced plan of operations and acquisitions beyond 2010.

As we expect our reliance on equity financings to continue into the future, the future market conditions will be critical for us to raise necessary funds to meet our capital requirements. If we are unable to obtain acceptable financing through equity investments, we will seek multiple solutions including, but not limited to, credit facilities or debenture issuances.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Contractual Obligations

Our contractual obligations extending beyond the fiscal year ended December 31, 2009 are described in Note 13 of the audited consolidated financial statements following under the section heading “Item 7- Financial Statements and Supplementary Data”.

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

During the year ended December 31, 2009, mineral property expenditures totaling $4,778,386 (2008 -$30,505,332, 2007 - $7,008,396) were expensed and the Company received mineral property option payments of $Nil (2008 - $Nil, 2007 - $43,810).

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options.

ASC 718 requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

No tax benefits were attributed to stock-based compensation expense because a full valuation allowance was maintained for all net deferred tax assets.

Accounting Developments

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material effect on the Company’s financial statements. Refer to Note 14.

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards.

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

ITEM 6A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Uranerz Energy Corporation
(An Exploration Stage Company)

December 31, 2009

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders
Uranerz Energy Corporation
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Uranerz Energy Corporation as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2009 and accumulated from May 26, 1999 (Date of Inception) to December 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Uranerz Energy Corporation as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 and accumulated from May 26, 1999 (Date of Inception) to December 31, 2009, in conformity with accounting principles generally accepted in the United States.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Uranerz Energy Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2010 expressed an unqualified opinion thereon.

/s/ MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

March 10, 2010

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	December 31,	December 31,
	2009	2008
	$	$

ASSETS

Current Assets

Cash	20,426,032	821,242
Marketable securities	8,766,943	20,432,035
Prepaid expenses and deposits (Note 7)	733,843	641,215
Other current assets	23,709	10,269
Total Current Assets	29,950,527	21,904,761

Mineral Property Reclamation Bonds (Note 6(i))	318,783	318,404
Property and Equipment (Note 5)	540,979	642,572

Total Assets	30,810,289	22,865,737

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	185,962	186,872
Accrued liabilities (Note 7)	463,865	228,800
Due to related parties (Note 9)	54,920	50,000
Current portion of loan payable (Note 8)	18,079	34,067

Total Current Liabilities	722,826	499,739

Loan Payable (Note 8)	–	18,079

Total Liabilities	722,826	517,818

Commitments and Contingencies (Notes 1, 6, and 13) Subsequent Events (Note 16)

Stockholders’ Equity

Preferred Stock, 10,000,000 shares authorized, $0.001 par value; No shares issued and outstanding	–	–

Common Stock, 200,000,000 shares authorized, $0.001 par value; 64,194,887 and 55,452,387 shares issued and outstanding, respectively	64,195	55,452

Additional Paid-in Capital	98,811,898	82,366,879

Deficit Accumulated During the Exploration Stage	(68,843,151)	(60,143,997)

Total Uranerz Shareholders’ Equity	30,032,942	22,278,334

Non-controlling Interest	54,521	69,585

Total Equity	30,087,463	22,347,919

Total Liabilities and Stockholders’ Equity	30,810,289	22,865,737

(The accompanying notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)

	Accumulated From
	May 26, 1999
	(Date of Inception)		Years Ended
	to December 31,		December 31,
	2009	2009	2008	2007
	$	$	$	$

Revenue	–	–	–	–

Expenses
Depreciation	377,419	175,877	129,268	56,669
Foreign exchange	27,421	2,868	(3,949)	23,602
General and administrative (Note 9)	29,072,502	4,599,397	6,153,218	7,858,379
Mineral property expenditures	43,955,018	4,778,386	30,505,332	7,008,396
Total Operating Expenses	73,432,360	9,556,528	36,783,869	14,947,046
Operating Loss	(73,432,360)	(9,556,528)	(36,783,869)	(14,947,046)
Other Income (Expense)
Gain on sale of investment securities	79,129	–	–	–
Interest income	1,887,469	155,402	610,408	710,226
Loss on settlement of debt	(132,000)	–	–	–
Mineral property option payments received	152,477	–	–	43,810
Total Other Income	1,987,075	155,402	610,408	754,036
Loss from continuing operations	(71,445,285)	(9,401,126)	(36,173,461)	(14,193,010)
Discontinued operations (Note 4)
Loss from discontinued operations	(28,732)	–	(2,632)	(4,356)
Gain on disposal of discontinued operations	979,709	–	979,709	–
Gain (Loss) on discontinued operations	950,977	–	977,077	(4,356)
Net Loss	(70,494,308)	(9,401,126)	(35,196,384)	(14,197,366)
Net loss attributable to non-controlling Interest	1,651,157	701,972	949,185	–
Net loss attributable to the Company	(68,843,151)	(8,699,154)	(34,247,199)	(14,197,366)
Other Comprehensive Loss
Foreign currency translation adjustment	–	–	(481)	(61)
Comprehensive Loss	(68,843,151)	(8,699,154)	(34,247,680)	(14,197,427)
Amounts attributable to Company shareholders
Loss from continuing operations	(70,494,308)	(9,401,126)	(35,196,384)	(14,197,366)
Gain (loss) on discontinued operations	950,977	–	977,077	(4,356)
Net loss attributable to the Company	(69,543,331)	(9,401,126)	(34,219,307)	(14,201,722)
Net Loss Per Share Attributable to Company
Shareholders – Basic and Diluted
Continuing Operations		(0.15)	(0.68)	(0.37)
Discontinued Operations		–	0.02	(0.00)
Net Loss Per Share – Basic and Diluted		(0.15)	(0.66)	(0.37)

Weighted Average Shares Outstanding		57,060,000	52,263,000	38,438,000

(The accompanying notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)

	Accumulated From
	May 26, 1999
	(Date of Inception)		Years Ended
	to December 31,		December 31,
	2009	2009	2008	2007
	$	$	$	$
Operating Activities
Net loss	(68,843,151)	(8,699,154)	(34,247,199)	(14,197,366)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	377,418	175,877	129,268	56,668
Equity loss on investment	74,617	–	74,617	–
Gain on disposition of discontinued operations	(979,709)	–	(979,709)	–
Gain on sale of investment securities	(79,129)	–	–	–
Loss on settlement of debt	132,000	–	–	–
Mineral property option payment received	(37,500)	–	–	–
Non-controlling interest	54,521	(15,064)	69,585	–
Shares issued to acquire mineral properties	19,090,000	–	19,090,000	–
Stock-based compensation	16,634,173	922,265	2,681,417	4,991,491
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(727,606)	(92,628)	(317,538)	(252,570)
Other current assets	(23,684)	(13,440)	82,175	(92,419)
Accounts payable and accrued liabilities	780,498	234,154	272,534	(35,624)
Due to related parties	525,679	4,921	(18,865)	271,068
Net Cash Used in Operating Activities	(33,021,873)	(7,483,069)	(13,163,715)	(9,258,752)
Investing Activities
Reclamation bonds	(318,783)	(379)	(268,404)	(40,000)
Acquisition of subsidiary, net cash paid	(48)	–	–	–
Proceeds from sale of investment securities	11,781,721	11,665,092	–	–
Purchase of property and equipment	(819,983)	(74,284)	(365,552)	(241,306)
Purchase of investment securities	(20,432,035)	–	(20,432,035)	–
Disposition of subsidiary	905,092	–	905,092	–
Net Cash Provided By (Used In) Investing Activities	(8,884,036)	11,590,429	(20,160,899)	(281,306)
Financing Activities
Repayment of loan payable	(80,335)	(34,067)	(31,456)	(14,812)
Advances to related party	10,700	–	–	–
Proceeds from issuance of common stock	65,706,676	17,166,125	24,221,275	8,604,778
Share issuance costs	(3,305,100)	(1,634,628)	(1,387,219)	–
Net Cash Provided By Financing Activities	62,331,941	15,497,430	22,802,600	8,589,966
Effect of Exchange Rate Changes on Cash	–	–	(481)	(61)
Increase (Decrease) In Cash	20,426,032	19,604,790	(10,522,495)	(950,153)
Cash - Beginning of Period	–	821,242	11,343,737	12,293,890
Cash - End of Period	20,426,032	20,426,032	821,242	11,343,737
Non-cash Investing and Financing Activities
Sale of 60% of subsidiary for interest in mineral property	774,216	–	774,216	–
Investment securities received as a mineral property option payment	37,500	–	–	–
Purchase of equipment with loan payable	98,414	–	–	98,414
Common stock issued to settle debt	744,080	–	402,250	–
Common stock issued for mineral property costs	19,105,000	–	19,090,000	–
Supplemental Disclosures
Interest paid	12,184	2,941	5,551	3,692
Income taxes paid	–	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Period from May 26, 1999 (Date of Inception) to December 31, 2009
(Expressed in US dollars)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the
	Common Stock		Paid-in	Comprehensive	Exploration	Non-Controlling
	Shares	Amount	Capital	Income	Stage	Interest	Total
	#	$	$	$	$	$	$

Balance, May 26, 1999 (Date of inception)	–	–	–	–	–	–	–

Net loss for the period	–	–	–	–	(2,465)	–	(2,465)

Balance, December 31, 1999	–	–	–	–	(2,465)	–	(2,465)

Net loss for the year	–	–	–	–	–	–	–

Balance, December 31, 2000	–	–	–	–	(2,465)	–	(2,465)

Shares issued for cash at $0.001 per share	1,500,000	1,500	–	–	–	–	1,500

Shares issued for cash at $0.01 per share	2,500,000	2,500	22,500	–	–	–	25,000

Shares issued to acquire mineral property interest at $0.01 per share	1,500,000	1,500	13,500	–	–	–	15,000

Shares issued for cash at $0.35 per share	90,500	91	31,584	–	–	–	31,675

Net loss for the year	–	–	–	–	(47,158)	–	(47,158)

Balance, December 31, 2001	5,590,500	5,591	67,584	–	(49,623)	–	23,552

Shares issued for cash at $0.35 per share	50,000	50	17,450	–	–	–	17,500

Net loss for the year	–	–	–	–	(51,671)	–	(51,671)

Balance, December 31, 2002	5,640,500	5,641	85,034	–	(101,294)	–	(10,619)

Net loss for the year	–	–	–	–	(26,916)	–	(26,916)

Balance, December 31, 2003	5,640,500	5,641	85,034	–	(128,210)	–	(37,535)

Net loss for the year	–	–	–-	–	(20,096)	–	(20,096)

Balance, December 31, 2004	5,640,500	5,641	85,034	–	(148,306)	–	(57,631)

Shares issued for cash at $0.10 per share	6,959,500	6,959	688,991	–	–	–	695,950

Shares issued for cash at $0.40 per unit	5,420,000	5,420	2,162,580	–	–	–	2,168,000

Share issuance costs	–	–	(43,987)	–	–	–	(43,987)

Shares issued to settle debt	200,000	200	211,800	–	–	–	212,000

Shares issued for compensation to related parties at a fair value of $1.01 per share	3,775,000	3,775	3,808,975	–	–	–	3,812,750

Net loss for the year	–	–	–	–	(5,002,225)	–	(5,002,225)

Balance, December 31, 2005	21,995,000	21,995	6,913,393	–	(5,150,531)	–	1,784,857

(The accompanying notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Period from May 26, 1999 (Date of Inception) to December 31, 2009
(Expressed in US dollars)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the
	Common Stock		Paid-in	Comprehensive	Exploration	Non-Controlling
	Shares	Amount	Capital	Income	Stage	Interest	Total
	#	$	$	$	$	$	$

Balance, December 31, 2005	21,995,000	21,995	6,913,393	–	(5,150,531)	–	1,784,857
Shares issued for cash at $1.00 per share	7,245,000	7,245	7,237,755	–	–	–	7,245,000
Shares issued for cash at $1.75 per share	2,142,200	2,142	3,746,708	–	–	–	3,748,850
Share issuance costs	–	–	(516,964)	–	–	–	(516,964)
Shares issued for finders fees	238,498	238	277,460	–	–	–	277,698
Shares issued upon the exercise of warrants	2,700,000	2,700	1,774,550	–	–	–	1,777,250
Shares issued for services at $0.91 per share	100,000	100	90,900	–	–	–	91,000
Shares and options issued to settle debt	139,640	140	129,690	–	–	–	129,830
Fair value of stock options granted	–	–	4,124,025	–	–	–	4,124,025
Foreign currency translation adjustments	–	–	–	542	–	–	542
Net loss for the year	–	–	–	–	(6,548,901)	–	(6,548,901)
Balance, December 31, 2006	34,560,338	34,560	23,777,517	542	(11,699,432)	–	12,113,187
Shares issued upon the exercise of warrants	4,481,749	4,482	8,312,196	–	–	–	8,316,678
Shares issued upon the exercise of options	182,000	182	287,918	–	–	–	288,100
Fair value of stock options granted	–	–	4,997,753	–	–	–	4,997,753
Foreign currency translation adjustments	–	–	–	(61)	–	–	(61)
Net loss for the year	–	–	–	–	(14,197,366)	–	(14,197,366)
Balance, December 31, 2007	39,224,087	39,224	37,375,384	481	(25,896,798)	–	11,518,291
Shares issued to acquire mineral properties	5,750,000	5,750	19,084,250	–	–	–	19,090,000
Shares issued upon the exercise of warrants	96,100	96	240,154	–	–	–	240,250
Shares issued upon the exercise of options	356,300	356	304,669	–	–	–	305,025
Shares issued pursuant to private placement	9,865,000	9,865	23,666,135	–	–	–	23,676,000
Shares issued to settle debt	160,900	161	402,089	–	–	–	402,250
Share issuance costs	–	–	(1,387,219)	–	–	–	(1,387,219)
Fair value of stock options granted	–	–	2,681,417	–	–	–	2,681,417
Foreign currency translation adjustments	–	–	–	(481)	–	–	(481)
Net loss for the year	–	–	–	–	(34,247,199)	(949,185)	(35,196,384)
Change in non-controlling interest	–	–	–	–	–	1,018,770	1,018,770
Balance, December 31, 2008	55,452,387	55,452	82,366,879	–	(60,143,997)	69,585	22,347,919
Shares issued upon the exercise of options	242,500	243	165,882	–	–	–	166,125
Shares issued pursuant to public offering	8,500,000	8,500	16,991,500	–	–	–	17,000,000
Share issuance costs	–	–	(1,634,628)	–	–	–	(1,634,628)
Fair value of stock options granted	–	–	922,265	–	–	–	922,265
Net loss and comprehensive loss for the year	–	–	–	–	(8,699,154)	(701,972)	(9,401,126)
Change in non-controlling interest	–	–	–	–	–	686,908	686,908
Balance, December 31, 2009	64,194,887	64,195	98,811,898	–	(68,843,151)	54,521	30,087,463

(The accompanying notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009
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

These consolidated financial statements include the accounts of the Company and the accounts of an unincorporated venture, Arkose Mining Venture (“Arkose”) of which the Company holds an 81% interest in and maintains majority voting interest as of December 31, 2009. All inter-company transactions and balances have been eliminated. The Company’s fiscal year-end is December 31.

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
December 31, 2009
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	f)	Financial Instruments/Concentrations

Our financial instruments consist principally of cash and short-term marketable securities, accounts payable and loan payable. Marketable securities consist of time deposits longer than three months and are classified as held to maturity securities. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments the fair value of marketable securities is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

During the year ended December 31, 2009, mineral property expenditures totaling $4,778,386 (2008 - $30,505,332, 2007 - $7,008,396) were expensed and the Company received mineral property option payments of $Nil (2008 - $Nil, 2007 - $43,810).

	h)	Asset Retirement Obligation

Estimated future removal and site restoration costs, when determinable are provided over the life of proven reserves on a units-of-production basis. Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards. Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred. At December 31, 2009, the Company has accrued $75,540 (2008 – $40,500, 2007 - $Nil) for well reclamation obligations.

	i)	Foreign Currency Translation

The functional and reporting currency of the Company is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated to United States dollars in accordance with ASC 740 Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

	j)	Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at December 31, 2009, the Company had no items that represent a comprehensive loss. At December 31, 2008 and 2007, the Company’s comprehensive loss consisted of unrealized losses on foreign currency translation adjustments.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	k)	Long-lived Assets

In accordance with ASC 360, Property Plant and Equipment the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

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

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options.

ASC 718 requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

No tax benefits were attributed to stock-based compensation expense because a full valuation allowance was maintained for all net deferred tax assets.

	m)	Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Shares underlying these securities totaled approximately 15,132,200 as of December 31, 2009 (2008 - 9,892,200; 2007 – 4,449,100).

	n)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

	o)	Reclassifications

Certain reclassifications have been made to the prior period’s consolidated financial statements to conform to the current period’s presentation.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	p)	Recently Issued and Adopted Accounting Pronouncements

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material effect on the Company’s financial statements. Refer to Note 16.

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Cash, Cash Equivalents and Marketable Securities

At December 31, 2009 the Company had $29,192,975 (2008 – $21,253,277) in cash, cash equivalents and marketable securities. Our marketable securities consist of $8,766,943 (2008 - $20,432,035) of bank guaranteed deposits with terms longer than three months and classified as held-to-maturity. Pursuant to ASC 820 the fair value of all of our cash equivalents and marketable securities is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company places cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines.

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

5.	Property and Equipment

			December 31,	December 31,
			2009	2008
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Computers and office equipment	185,311	95,223	90,088	108,757
Field equipment	733,087	282,196	450,891	533,815
	918,398	377,419	540,979	642,572

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009
(Expressed in US dollars)

6.	Mineral Properties

a)

On April 26, 2005, the Company entered into an agreement to acquire a 100% interest in two mineral prospecting permits located in the Athabasca Basin area of Saskatchewan, Canada for consideration of Cdn$40,757 and a 2% royalty on the prospecting permits. This agreement was with a company controlled by a director of the Company. On October 20, 2005, the agreement was amended so that the Company has a one-time right, exercisable for ninety days, following the completion of a bankable feasibility study to buy one-half of the vendor’s royalty interest for Cdn$1,000,000. On November 4, 2005, the Company entered into an option and joint venture agreement with a company (the “Optionee”) on the Company’s two mineral prospecting permits. In late January and early February, 2007, a total of seven claims were staked within the boundaries of the original two mineral prospecting permits. On April 24, 2008 the Optionee forfeited its right to earn an interest in the property. Two of the seven claims will expire on January 30, 2010 and the remaining five (5) claims are due to expire on January 30, 2011, unless the required minimum amount of exploration work is completed. As at December 31, 2009, the Company has received Cdn$50,000 of installment payments with respect to this agreement.

b)

On November 18, 2005, the Company entered into an agreement to acquire a 100% interest in 10 mining claims located in the Powder River Basin area, Wyoming, in consideration of $250,000. The amounts were paid in installments and completed by January 2007.

c)

On December 9, 2005, the Company entered into an option agreement to acquire a 100% interest in 44 mining claims within six mineral properties located in the Powder River Basin area, Wyoming. As at December 31, 2007 all requirements of this option agreement were satisfied and a deed for the 44 claims was received. A royalty fee of between 6% - 8% is payable, depending upon the spot price of uranium at the time of sale.

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

	h)	In 2007, the Company acquired several mining leases in Briscoe County, Texas for a total purchase price of $60,817.

	i)	Reclamation bonds totaling $318,783 (2008 - $318,404) are pledged to the State of Wyoming, Department of Environmental Quality, for property reclamation.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009
(Expressed in US dollars)

6.	Mineral Properties (continued)

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

Prepaid expenses	$229,247
Mineral property expenditures	24,617,796

$24,847,043

k)	On August 20, 2008 the Company leased 891 acres of mineral properties near the Company’s Nichols Ranch project area in Wyoming for an advance royalty payment of $22,275.

l)	On August 20, 2008 the Company, on behalf of the Arkose Mining Venture, leased 6,073 acres of mineral properties within Arkose’s area of interest in Wyoming for an advance royalty payment of $151,828.

m)	On September 18, 2008 the Company leased 984 acres of mineral properties within the Company’s North Reno Creek project area in Wyoming.

n)

On December 3, 2008 the Company, on behalf of the Arkose Mining Venture, leased 1,680 acres of mineral properties within Arkose’s area of interest in Wyoming for a five year advance royalty payment of $83,993.

o)	On July 7, 2009, the Company, on behalf of the Arkose Mining Venture, leased 320 acres of mineral properties within Arkose’s area of interest in Wyoming.

p)

On August 21, 2009, the Company decided not to pay annual maintenance fees totaling $58,380 for 285 100% owned mining claims and 132 mining claims with an 81% interest that are no longer of strategic interest to the Company.

7.	Balance Sheet Details

a)	The components of prepaid expenses are as follows:

	December 31,	December 31,
	2009	2008
	$	$

Deposits	37,000	37,000
Insurance	82,929	92,092
Lease costs	560,023	505,564
Other	8,672	6,559
Surface use and damage costs	45,219	–

Total prepaid expenses	733,843	641,215

b)	The components of accrued liabilities are as follows:

	December 31,	December 31,
	2009	2008
	$	$

Reclamation costs	75,540	228,800
Mineral exploration expenses	388,325	–

Total accrued liabilities	463,865	228,800

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009
(Expressed in US dollars)

8.	Loan Payable

	December 31,	December 31,
	2009	2008
Loan payable to vendor, interest imputed at 8% per annum, maturing June 2010, and secured by field equipment	$18,079	$52,146

Less current portion:	(18,079)	(34,067)

	$–	$18,079

9.	Related Party Transactions / Balances

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

b)

During the year ended December 31, 2009, the Company incurred $339,500 (2008 - $375,200, 2007 - $318,997) for consulting services and office expenses (included in general and administrative expenses) to companies controlled by a director who is Chairman of the Company. Other general and administrative expenses were reimbursed in the normal course of business. At December 31, 2009, expenditures incurred on behalf of the Company of $25,920 (2008 - $Nil, 2007 - $18,000) is owed to this director, and the amounts are unsecured, non-interest bearing, and due on demand.

c)

During the year ended December 31, 2009, the Company incurred $190,000 (2008 - $198,000, 2007 - $199,000) for consulting services (included in general and administrative expenses) to a director who is also Executive Vice President and Chief Operating Officer. Other general and administrative expenses were reimbursed in the normal course of business. In 2007, the Company acquired property assets from this director, valued at $402,250 (see Note 9(a)). At December 31, 2009, consulting services and expenditures incurred on behalf of the Company of $29,000 (2008 - $50,000) is owed to this director, and the amounts are unsecured, non-interest bearing, and due on demand.

d)

During the year ended December 31, 2009, the Company incurred $180,000 (2008 - $180,000, 2007 - $120,000) for consulting services (included in general and administrative expenses) to a company controlled by the President and Chief Executive Officer of the Company. Other general and administrative expenses were reimbursed in the normal course of business.

e)

During the year ended December 31, 2009, the Company incurred consulting fees of $129,830 (2008 - $126,400, 2007 - $82,017) to an entity controlled by the Chief Financial Officer of the Company. The amounts have been recorded as general and administrative expense.

f)

During the year ended December 31, 2009, the Company incurred consulting fees of $132,038 (2008 - $131,185, 2007 - $56,925) to an officer of the Company. Other general and administrative expenses were reimbursed to the officer in the normal course of business.

g)

During the year ended December 31, 2009, the Company incurred consulting fees of $27,000 (2008 - $126,900, 2007 - $49,605) to a company controlled by an officer of the Company. Other general and administrative expenses were reimbursed to the officer in the normal course of business.

h)

During the year ended December 31, 2009, the Company incurred Directors’ fees of $105,500 (2008 - $77,500, 2007 - $81,500) for five non-executive Directors. The amounts have been recorded as general and administrative expense.

i)

During the year ended December 31, 2009, the Company incurred $1,500 (2008 - $5,600, 2007 - $22,000) for bonuses (included in general and administrative expenses) for related party officers. The amounts have been recorded as general and administrative expense.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009
(Expressed in US dollars)

10.	Common Stock

Share transactions for the year ended December 31, 2009:

	a)	In May, 2009 the Company issued 50,000 shares of common stock pursuant to the exercise of common share purchase options for proceeds of $37,500.

	b)	In August, 2009 the Company issued 37,500 shares of common stock pursuant to the exercise of common share purchase options for proceeds of $24,375.

	c)	In September, 2009 the Company issued 155,000 shares of common stock pursuant to the exercise of common share purchase options for proceeds of $104,250.

a)

In October, 2009 the Company completed a public offering of 8,500,000 units of the Company at a price of $2.00 per unit for gross proceeds of $17,000,000. Each unit comprises one share of the Company's common stock and one half of one share purchase warrant, with each whole warrant exercisable to purchase one additional share of the Company's common stock for a period of 30 months at an exercise price of $3.00. The Company incurred share issuance costs of $1,634,628 relating to the offering and the Company issued 4,250,000 common share purchase warrants exercisable for $3.00 per share during the thirty month period ending April 27, 2012.

Share transactions for the year ended December 31, 2008:

a)	In January, 2008 the Company issued 270,000 shares of common stock pursuant to the exercise of common share purchase options for proceeds of $202,500.

b)

In January, 2008 the Company issued 5,750,000 shares of common stock with a fair value of $19,090,000 for the acquisition of mineral properties. The Company incurred share issuance costs of $75,654. Refer to Note 6(j).

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

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009
(Expressed in US dollars)

11.	Stock Based Compensation

The Company adopted a Stock Option Plan dated November 7, 2005 under which the Company is authorized to grant stock options to acquire up to a total of 10,000,000 shares of common stock. No options shall be issued under the Stock Option Plan at a price per share less than the defined Market Price. On June 11, 2008, the Company modified the Stock Option Plan to define Market Price as the volume weighted average trading price of the Company’s common shares on the Toronto Stock Exchange or American Stock Exchange, whichever has the greater trading volume for the five trading days before the date of grant. At December 31, 2009, the Company had 3,129,860 shares of common stock available to be issued under the Plan.

During the year ended December 31, 2009, the Company granted 1,502,500 stock options with immediate vesting to directors, officers, employees and consultants to acquire 1,327,500 common shares at an exercise price of $0.65 per share for 2 - 7 years, 100,000 common shares at an exercise price of $2.07 per share for 10 years and 75,000 common shares at an exercise price of $1.37 for 2 years. During the year ended December 31, 2009, the Company recorded stock-based compensation for the vested options of $922,265, as general and administrative expense.

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

The fair value for stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the year ended December 31, 2009, 2008 and 2007 was $0.60, $2.20 and $2.97 per share, respectively.

The weighted average assumptions used are as follows:

		Years Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Expected dividend yield	0%	0%	0%
Risk-free interest rate	1.34%	2.94%	4.7%
Expected volatility	1.29%	134%	168%
Expected option life (in years)	3.89	4.14	3.1

The total intrinsic value of stock options exercised during the year ended December 31, 2009, 2008 and 2007, was $276,400, $641,954 and $592,730 respectively.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009
(Expressed in US dollars)

11.	Stock Based Compensation (continued)

The following table summarizes the continuity of the Company’s stock options:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
		$		$

Outstanding, December 31, 2006	2,545,000	1.01

Granted	1,920,000	3.26
Exercised	(182,000)	1.58

Outstanding, December 31, 2007	4,283,000	2.00

Granted	1,063,000	2.64
Cancelled	(150,000)	3.36
Exercised	(356,300)	0.86

Outstanding, December 31, 2008	4,839,700	2.18

Granted	1,502,500	0.78
Forfeited	(150,000)	2.61
Exercised	(242,500)	0.69

Outstanding, December 31, 2009	5,949,700	1.88	2.71	1,559,035

Exercisable, December 31, 2009	5,822,700	1.87	2.62	1,559,035

A summary of the status of the Company’s non-vested stock options as of December 31, 2009, and changes during the years ended December 31, 2009, 2008 and 2007 is presented below:

		Weighted
		Average
	Number of	Grant Date
Non-vested stock options	Options	Fair Value
		$

Non-vested at January 1, 2007	–	–

Granted	1,920,000	2.97
Vested	(1,595,000)	2.95

Non-vested at December 31, 2007	325,000	3.14

Granted	1,063,000	2.20
Vested	(1,229,500)	2.36

Non-vested at December 31, 2008	158,500	2.86

Granted	1,502,500	0.78
Vested	(1,529,000)	0.77
Forfeited	(5,000)	2.89

Non-vested at December 31, 2009	127,000	1.33

As at December 31, 2009, there was $111,937 of total unrecognized compensation cost related to non-vested stock option agreements. That cost is expected to be recognized over a weighted average period of 0.77 years.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009
(Expressed in US dollars)

12.	Stock Purchase Warrants

a)

On October 27, 2009, as part of a registered financing (Note 10(d)), the Company issued 4,250,000 common share purchase warrants exercisable for $3.00 per share during the thirty month period ending April 27, 2012.

b)

On April 15, 2008, as part of a private placement, the Company issued 4,932,498 common share purchase warrants exercisable for $3.50 per share during the twenty-four month period ending April 15, 2010.

c)

On April 15, 2008 the Company issued 120,000 Agents’ common share purchase warrants (see Note 10(f)), exercisable for $2.60 per share during the twelve month period ending April 15, 2009. The fair value of these Agent’s warrants issued was estimated at the date of grant to be $68,041 ($0.57 each) using the Black-Scholes option-pricing model assuming an expected life of 1 year, a risk-free rate of 1.70%, an expected volatility of 83% and no expected dividends. The fair value of these share purchase warrants was recorded as stock issue costs.

d)	On March 3, 2008, 96,100 share purchase warrants were exercised and 96,100 common shares were issued for cash proceeds of $240,250.

e)

On February 1, 2007, the Company issued 50,000 share purchase warrants to a consultant, exercisable at $3.69 per share on or before February 1, 2008. The fair value of warrants issued was estimated at the date of grant to be $75,140 ($1.50 each) using the Black-Scholes option-pricing model assuming an expected life of 1 year, a risk-free rate of 4.86%, an expected volatility of 103% and no expected dividends During the year ended December 31, 2008, the Company recorded stock-based compensation of $6,262 (2007 - $68,878) as general and administrative expense related to these warrants.

A summary of the changes in the Company’s common share purchase warrants is presented below:

		Weighted Average
	Number	Exercise Price
		$
Balance, December 31, 2007	166,100	2.86
Issued	5,052,498	3.48
Exercised	(96,100)	2.50
Expired	(70,000)	3.35
Balance December 31, 2008	5,052,498	3.48
Expired	(120,000)	2.60
Issued	4,250,000	3.00
Balance December 31, 2009	9,182,498	3.27

As at December 31, 2009, the following common share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
	$
4,250,000	3.00	April 27, 2012
4,932,498	3.50	April 15, 2010

9,182,498

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009
(Expressed in US dollars)

13.	Commitments

a)

Effective January 1, 2010 the Company amended its July 1, 2005 agreement with a company controlled by a director of the Company for consulting services to be provided to the Company at a revised amount of $14,832 (Cdn$15,450) per month.

b)

Effective January 1, 2010 the Company amended its March 1, 2005 agreement with a company controlled by the President of the Company for consulting services to be provided to the Company at a revised amount of $15,450 per month.

c)

Effective January 1, 2010 the Company amended its May 23, 2006 agreement with an entity owned by the Chief Financial Officer of the Company for consulting services to be provided to the Company at a revised rate of $11,866 (Cdn$12,360) per month.

	d)	On September 18, 2008 the Company signed two mining lease agreements which require ten annual payments of $75,000. The first payment was made on signing. Refer to Note 6(m).

e)

Effective September 1, 2008 the Company amended its office and administration services agreement with a company controlled by a director, for an amount of $16,320 (Cdn$17,000) per month, extending its term to August 31, 2010.

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

g)

On May 1, 2009 the Company has agreed to pay an estimated cost of $202,987, subsequently revised to $163,107, for the Nichols Ranch Power Line Extension Project. As at December 31, 2009, a $40,957 payment for engineering and design has been paid and recorded as an expense. The balance owing of $122,150 will be payable upon obtaining construction approval.

h)

On June 23, 2009 the Company signed a letter of understanding in which the Company has agreed to pay an estimated customer advance of $674,200 for the provision of electricity, subject to the completion and development of a definitive term sheet. As at December 31, 2009, no amount has been paid.

14.	Income Taxes

The Company has adopted the provisions of ASC 740, Income Taxes. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in the consolidated financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years. The Company has approximately $16,139,493 of net operating losses to carry forward which are available to offset taxable income in future years which expire through fiscal 2028. For the years ended December 31, 2009, 2008 and 2007 the valuation allowance established against the deferred tax assets increased by $2,879,107, $11,299,163, and $3,442,858 respectively.

The components of the net deferred tax asset at December 31, 2009, 2008, and 2007, the statutory tax rate, the effective tax rate, and the amount of the valuation allowance are indicated below:

	December 31,	December 31,	December 31,
	2009	2008	2007

Loss before taxes	$(8,699,154)	$(34,247,199)	$(14,197,366)
Statutory rate	35%	35%	35%

Computed expected tax (recovery)	$(3,044,704)	$(11,986,520)	$(4,969,078)
Stock-based compensation	322,793	938,496	1,517,262
Joint venture chargeback	(166,268)	(251,140)	–

Miscellaneous	–	–	8,958
Increase in valuation allowance:
Net operating loss	1,215,744	622,297	989,919
Exploration and development	4,672,435	1,980,401	–
Mineral property acquisition costs	–	8,696,466	2,452,939

Reported income taxes	$–	$–	$–

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009
(Expressed in US dollars)

14.	Income Taxes

	December 31,	December 31,	December 31,
	2009	2008	2007

Deferred tax asset
- Net operating losses	$5,648,823	$3,700,530	$3,078,233
- Mineral property acquisition, exploration and development	15,347,332	13,674,897	2,998,031
- Less valuation allowance	(20,996,155)	(17,375,427)	(6,076,264)

Net deferred tax asset	$–	$–	$–

The Company has incurred operating losses of approximately $16,139,493 which, if unutilized, will expire through to 2029. Future tax benefits, which may arise as a result of these losses, have not been recognized in these consolidated financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the loss.

	Net	Expiration
	Loss	Date

1999	$329	2019
2000	493	2020
2001	18,389	2021
2002	46,564	2022
2003	23,560	2023
2004	18,367	2024
2005	4,420,398	2025
2006	1,438,511	2026
2007	2,828,339	2027
2008	3,870,989	2028
2009	3,473,554	2029

	$16,139,493

15.	Segment Disclosures

The Company has two operating segments both involving the acquisition and exploitation of uranium and mineral resources. These operating segments consist of the Arkose Joint Venture (“Arkose”) and the Company’s remaining operations.

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

The Chief Executive Officer is the Company’s Chief Operating Decision Maker (CODM) as defined by ASC 280, Segment Reporting. The CODM allocates resources and assesses the performance of the Company based on the results of operations.

Prior to the year ended December 31, 2008, the Company only had one operating segment. Financial statement information by operating segment for the years ended December 31, 2009 and 2008 is presented below:

	December 31, 2009
	Total	Uranerz	Arkose
	$	$	$

Assets	30,810,289	30,153,087	657,202

Net loss	(8,699,154)	(6,900,858)	(1,798,296)
Interest expense	(2,941)	(2,941)	–
Interest revenue	155,402	155,402	–
Depreciation	(175,877)	(175,877)	–

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009
(Expressed in US dollars)

15.	Segment Disclosures (continued)

	December 31, 2008
	Total	Uranerz	Arkose
	$	$	$

Assets	22,865,737	21,909,388	956,349

Net loss	(34,247,199)	(31,419,772)	(2,827,427)
Interest expense	(5,551)	(5,551)	–
Interest revenue	610,408	610,408	–
Depreciation	(129,268)	(129,268)	–
Gain on disposal of discontinued operations	979,709	979,709	–
Loss from discontinued operations	(2,632)	(2,632)	–

16.	Subsequent Events

In accordance with ASC Topic 855-10, Subsequent Events – Overall, the Company evaluated subsequent events through March 10, 2010, the date of issuance of the financial statements. During this period we did not have any material recognizable subsequent events, except as disclosed below.

In January 2010, the Company granted 702,500 stock options to directors, officers, employees and consultants at an exercise price of $1.33 per share expiring from January 5, 2015 to January 5, 2020.

In March 2010, the Company extended the expiry periods of 5,286,700 of its outstanding options held by employees and directors. The expiry period of each such option was extended to a period of ten years from the original grant date. All other terms of such options, including the exercise price, remain unchanged from those of the original grant.

Supplemental Financial Information ($,000)

2009	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Revenue	$-	$-	$-	$-
Net profit (loss)	$(2,977)	$(2,549)	$(1,887}	$(1,987)
Basic and diluted profit (loss) per share	(0.05)	(0.05)	(0.03	(0.04)

2008	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Revenue	$-	$-	$-	$-
Net profit (loss)	$(2,085)	$(2,363)	$(1,452)	$(28,319)
Basic and diluted profit (loss) per share	(0.04)	(0.04)	(0.03)	(0.64)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

During the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2009, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms; and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

Management conducted an evaluation of the design and operation of the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009 and no material weaknesses were discovered.

The effectiveness of internal control over financial reporting as of December 31, 2009 has been audited by Manning Elliott LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report.

The Company’s independent registered public accounting firm, Manning Elliott LLP, has issued an attestation report on the Company’s internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders
Uranerz Energy Corporation
(An Exploration Stage Company)

We have audited Uranerz Energy Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Uranerz Energy Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Uranerz Energy Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Uranerz Energy Corporation as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows, and stockholders equity for each of the three years in the period ended December 31, 2009 and accumulated from May 26, 1999 (Date of Inception) to December 31, 2009 and our report dated March 10, 2010 expressed an unqualified opinion thereon.

/s/ MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

March 10, 2010

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the above-referenced evaluation by management of the effectiveness of our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Reference is made to the information set forth under the captions “Election of Directors” and “Executive Officers” in our definitive proxy statement to be filed with the Securities and Exchange commission pursuant to Regulation 14A, which information is incorporated by reference to this Annual Report on Form 10-K.

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

Our Code of Ethics is available at our website at www.uranerz.com. We intend to disclose any waiver from a provision of our code of ethics that applies to any of our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions that relates to any element of our Code of Ethics on our website. No waivers were granted from the requirements of our Code of Ethics during the year ended December 31, 2009, or during the subsequent period from January 1, 2010, through the date of this report.

ITEM 10. EXECUTIVE COMPENSATION

Reference is made to the information set forth under the captions “Election of Directors” and “Executive Officers” in our definitive proxy statement to be filed with the Securities and Exchange commission pursuant to Regulation 14A, which information is incorporated by reference to this Annual Report on Form 10-K.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Reference is made to the information set forth under the captions “Security Ownership of Principal Shareholders and Management” in our definitive proxy statement to be filed with the Securities and Exchange commission pursuant to Regulation 14A, which information is incorporated by reference to this Annual Report on Form 10-K.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Reference is made to the information set forth under the caption “Certain Transactions” in our definitive proxy statement to be filed with the Securities and Exchange commission pursuant to Regulation 14A, which information is incorporated by reference to this Annual Report on Form 10-K.

ITEM 13. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Reference is made to the information set forth under the captions “Audit Committee Report” in our definitive proxy statement to be filed with the Securities and Exchange commission pursuant to Regulation 14A, which information is incorporated by reference to this Annual Report on Form 10-K

PART IV

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents Filed as Part of This Report.

(1)	Financial Statements

Supplemental Financial Data
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2009 and 2008
Statements of Consolidated Operations for the years ended December 31, 2009, 2008, and 2007
Statements of Consolidated Cash Flows for the years ended December 31, 2009, 2008, and 2007
Statements of Consolidated Common Shareholders’ Equity for the years ended December 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

Schedules are omitted and are not applicable or not required, or the required information is shown in the financial statements or notes thereto.

(3) Exhibits

Where an exhibit is filed by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses.

Exhibit
Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws, as amended (1)
3.3	Articles of Amendment filed July 5, 2005 (3)
3.4	Articles of Amendment filed August 8, 2008(16)
3.5	Articles of Amendment filed July 8, 2009(17)
4.1	Share Certificate(1)
4.2	Form of Lock-up Agreement(19)
4.3	Warrant Indenture, dated October 27, 2009(20)
4.4	Supplemental Warrant Indenture, dated December 8, 2009(21)
10.1	Office and Administration Services Agreement between the Company and Senate Capital Group Inc. dated September 1, 2005 (2)
10.2	Agreement for Services between the Company and Highlands Capital, Inc. dated November 1, 2005 (2)
10.3	Financial Public Relations Agreement between the Company and Accent Marketing Ltd. dated November 1, 2005 (2)
10.4	Mineral Property Purchase Agreement between the Company and Ubex Capital Inc. dated April 26, 2005 (2)
10.5	Joint Venture Agreement between the Company and Triex Minerals Corporation dated November 4, 2005 (2)
10.6	Consulting Agreement between the Company and Ubex Capital Inc. for management and consulting services (2)
10.7	Consulting Agreement between Catchpole Enterprises and the Company (3)
10.8	Joint Venture Agreement between the Company and Bluerock Resources Ltd. (3)
10.9	Option and Purchase Agreement for federal mining claims in Wyoming (3)
10.10	Agreement to Purchase ten mining claims in Wyoming (3)
10.11	2005 Stock Option Plan as amended June 10, 2009 (17)
10.12	Mr. George Hartman letter agreement. (3)
10.13	Black Range Minerals Agreement dated June 7, 2006 (5)
10.14	Amendment to Joint Venture Agreement dated September 12, 2006 between the Company and Bluerock Resources Ltd. (6)
10.15	Agreement dated February 1, 2007 between the Company and Robert C. Shook to acquire three projects separate uranium projects located in northeast Wyoming, in central Powder River Basin (7) (8)
10.16	Consulting Agreement dated February 1, 2007 between the Company and O & M Partners, LLC (7) (8)
10.17	Christensen Ranch Agreement dated October 30, 2006 between the Company and George Hartman (9) (10)
10.18	Amendment Agreement dated January 1, 2007 between the Company and Ubex Capital Inc. (10)

Number	Description
10.19	Amendment Agreement dated January 1, 2007 between the Company and Catchpole Enterprises Inc. (10)
10.20	Amendment Agreement dated January 1, 2007 between the Company and Senate Capital Group Inc. (10)
10.21	Purchase and Sale Agreement with NAMMCO dated September 19, 2007, as amended (11) (12)
10.22	Venture Agreement with United Nuclear LLC dated January 15, 2008 (13)
10.23	Agreement with Independent Management Consultants of British Columbia
10.24	Subscription Agreement with Denison Mines dated March 27, 2008
10.25	Agency Agreement with Haywood Securities and Cormark Securities Inc. dated April 15, 2008(14)
10.26	Amendment to Joint Venture Agreement dated March 20, 2008 between the Company and Bluerock Resources Ltd. (15)
10.27	Amended Hartman Letter Agreement effective January 1, 2008(18)
23.1	Consent of Manning Elliott LLP, independent registered accountants
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(f) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(f) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to Rule 13a or 15(d) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Rule 13a or 15(d) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form SB-2 filed March 15, 2002
(2)	Previously filed as an exhibit to the Quarterly Report on Form 10-QSB filed November 21, 2005
(3)	Previously filed as an exhibit to the Annual Report on Form 10-KSB filed April 14, 2006
(4)	Filed as an exhibit to our Registration Statement on Form S-8 filed with the SEC on November 21, 2005.
(5)	Previously filed as an exhibit to the Quarterly Report on Form 10-QSB filed August 15, 2006
(6)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed November 13, 2006.
(7)	As reported in two separate Current Reports on Form 8-K filed on February 8, 2007.
(8)	Previously filed as an exhibit to the Annual Report on Form 10-KSB filed April 2, 2006
(9)	As in Current Report on Form 8-K filed on November 2, 2006.
(10)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed August 14, 2007.
(11)	As reported and filed in Current Report on Form 8-K filed on September 24, 2007.
(12)	As reported and filed in Current Report on Form 8-K filed on January 16, 2008.
(13)	Filed as an exhibit to our Annual Report on Form 10-K filed on March 17, 2008.
(14)	As reported and filed in Current Report on Form 8-K filed on April 18, 2008.
(15)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed May 9, 2008.
(16)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed August 11, 2008.
(17)	Filed as an exhibit to our Registration Statement on Form S-3 filed July 9, 2009.
(18)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed August 10, 2009.
(19)	Filed as an exhibit to our Current Report on Form 8-K filed October 22, 2009.
(20)	Filed as an exhibit to our Current Report on Form 8-K filed October 27, 2009.
(21)	Filed as an exhibit to our Current Report on Form 8-K filed December 8, 2009.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this 2009 Form 10K report to be signed on its behalf by the undersigned, thereunto duly authorized.

URANERZ ENERGY CORPORATION

By:	/s/ Glenn Catchpole
Glenn Catchpole, President and Principal Executive Officer
Director
Date: March 12, 2010

By:	/s/ Benjamin Leboe
Benjamin Leboe, Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer
Date: March 12, 2010

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Per:	/s/ Glenn Catchpole
Glenn Catchpole, President, Director
Date: March 12, 2010

Per:	/s/ Dennis Higgs

Date: March 12, 2010
Dennis Higgs, Executive Chairman, Director

Per:	/s/ Gerhard Kirchner
Dr. Gerhard Kirchner, Director
Date: March 12, 2010

Per:	/s/ George Hartman
George Hartman, Executive Vice President, Director
Date: March 12, 2010

Per:	/s/ Peter Bell
Peter Bell, Director,
Date: March 12, 2010

Per:	/s/ Paul Saxton
Paul Saxton, Director
Date: March 12, 2010

Per:	/s/ Arnold Dyck
Arnold Dyck, Director
Date: March 12, 2010

Per:	/s/ Richard Holmes
Richard Holmes, Director
Date: March 12, 2010