Form 10-Q
period 2010-03-31
URANERZ ENERGY CORP.
filed 2010-05-07
CIK 1162324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

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

Yes [   ]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ X ]   No[   ]

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

Number of shares of issuer’s common stock outstanding at May 1, 2010: 64,194,887

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009

Consolidated Statements of Operations for the three months ended March 31, 2010 and Accumulated from May 26, 1999 (Date of inception) to March 31, 2010

Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009 and Accumulated from May 26, 1999 (Date of inception) to March 31, 2010

Consolidated Statement of Stockholders’ Equity for the three month period from January 1, 2010 to March 31, 2010

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	(RESERVED)

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

Item 1.	Financial Statements

Uranerz Energy Corporation
(An Exploration Stage Company)

March 31, 2010

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	March 31,	December 31,
	2010	2009
	$	$
	(Unaudited)
ASSETS
Current Assets
Cash	17,801,289	20,426,032
Marketable securities	8,769,157	8,766,943
Prepaid expenses and deposits (Note 6)	820,805	733,843
Other current assets	22,245	23,709
Total Current Assets	27,413,496	29,950,527
Mineral Property Reclamation Bonds (Note 5(h))	318,783	318,783
Property and Equipment (Note 4)	547,275	540,979
Total Assets	28,279,554	30,810,289

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	144,248	185,962
Accrued liabilities (Note 6)	334,315	463,865
Due to related parties (Note 8)	35,898	54,920
Current portion of loan payable (Note 7)	9,130	18,079
Total Liabilities	523,591	722,826

Commitments and Contingencies (Notes 5 and 12)
Subsequent Events (Note 14)
Stockholders’ Equity
Preferred Stock, 10,000,000 shares authorized, $0.001 par value;
No shares issued and outstanding	–	–
Common Stock, 200,000,000 shares authorized, $0.001 par value;
64,194,887 shares issued and outstanding	64,195	64,195
Additional Paid-in Capital	102,210,634	98,811,898
Deficit Accumulated During the Exploration Stage	(74,537,946)	(68,843,151)
Total Shareholders’ Equity	27,736,883	30,032,942
Non-controlling Interest	19,080	54,521
Total Equity	27,755,963	30,087,463
Total Liabilities and Stockholders’ Equity	28,279,554	30,810,289

(The accompanying notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
(Unaudited)

	Accumulated From
	May 26, 1999
	(Date of Inception)	Three Months Ended
	to March 31,	March 31,
	2010	2010	2009
	$	$	$

Revenue	–	–	–

Expenses
Depreciation	423,790	46,371	42,620
Foreign exchange	29,249	1,828	(6,363)
General and administrative (Note 8)	33,621,504	4,549,002	1,669,285
Mineral property expenditures	45,141,559	1,186,541	416,033
Total Operating Expenses	79,216,102	5,783,742	2,121,575
Operating Loss	(79,216,102)	(5,783,742)	(2,121,575)
Other Income (Expense)
Gain on sale of investment securities	79,129	–	–
Interest income	1,902,975	15,506	58,746
Loss on settlement of debt	(132,000)	–	–
Mineral property option payments received	152,477	–	–
Total Other Income	2,002,581	15,506	58,746
Loss from continuing operations	(77,213,521)	(5,768,236)	(2,062,829)
Loss from discontinued operations	(28,732)	–	–
Gain on disposal of discontinued operations	979,709	–	–
Gain on Discontinued Operations	950,977	–	–
Net Loss	(76,262,544)	(5,768,236)	(2,062,829)
Net loss attributable to non-controlling Interest	1,724,598	73,441	75,560
Net Loss Attributable to the Company	(74,537,946)	(5,694,795)	(1,987,269)
Amounts attributable to Company shareholders
Loss from continuing operations	(76,189,103)	(5,694,795)	(1,987,269)
Gain on discontinued operations	950,977	–	–
Net Loss Attributable to the Company	(75,238,126)	(5,694,795)	(1,987,269)
Net Loss Per Share – Basic and Diluted		(0.09)	(0.04)

Weighted Average Shares Outstanding		64,195,000	55,452,000

(The accompanying notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars) (Unaudited)

	Accumulated From
	May 26, 1999
	(Date of Inception)	Three Months Ended
	to March 31,	March 31,
	2010	2010	2009
	$	$	$
Operating Activities
Net loss	(74,537,946)	(5,694,795)	(1,987,269)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	423,789	46,371	42,620
Equity loss on investment	74,617	–	–
Gain on disposition of discontinued operations	(979,709)	–	–
Gain on sale of investment securities	(79,129)	–	–
Loss on settlement of debt	132,000	–	–
Mineral property option payment received	(37,500)	–	–
Non-controlling interest	19,080	(35,441)	(75,560)
Shares issued to acquire mineral properties	19,090,000	–	–
Stock-based compensation	20,032,910	3,398,736	777,841
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(814,570)	(86,964)	202,973
Other current assets	(22,220)	1,464	(5,181)
Accounts payable and accrued liabilities	609,235	(171,262)	(47,901)
Due to related parties	506,657	(19,022)	(11,880)
Net Cash Used in Operating Activities	(35,582,786)	(2,560,913)	(1,104,357)
Investing Activities
Reclamation bonds	(318,783)	–	–
Acquisition of subsidiary, net cash paid	(48)	–	–
Proceeds from sale of investment securities	11,781,721	–	941,255
Purchase of property and equipment	(872,649)	(52,666)	(12,441)
Purchase of investment securities	(20,434,249)	(2,214)	–
Disposition of subsidiary	905,092	–	–
Net Cash Provided By (Used In) Investing Activities	(8,938,916)	(54,880)	928,814
Financing Activities
Repayment of loan payable	(89,285)	(8,950)	(8,264)
Advances from related party	10,700	–	–
Proceeds from issuance of common stock	65,706,676	–	–
Share issuance costs	(3,305,100)	–	–
Net Cash Provided By (Used In) Financing Activities	62,322,991	(8,950)	(8,264)

Increase (Decrease) In Cash	17,801,289	(2,624,743)	(183,807)
Cash - Beginning of Period	–	20,426,032	821,242
Cash - End of Period	17,801,289	17,801,289	637,435
Non-cash Investing and Financing Activities
Sale of 60% of subsidiary for interest in mineral property	774,216	–	–
Investment securities received as a mineral property option payment	37,500	–	–
Purchase of equipment with loan payable	98,414	–	–
Common stock issued to settle debt	744,080	–	–
Common stock issued for mineral property costs	19,105,000	–	–
Supplemental Disclosures
Interest paid	12,486	302	988
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity
For the Three Month Period Ended March 31, 2010
(Expressed in US dollars)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Exploration	Non-Controlling
	Shares	Amount	Capital	Stage	Interest	Total
	#	$	$	$	$	$

Balance, December 31, 2009	64,194,887	64,195	98,811,898	(68,843,151)	54,521	30,087,463
Fair value of stock options granted	–	–	3,398,736	–	–	3,398,736
Net loss and comprehensive loss for the year	–	–	–	(5,694,795)	(73,441)	(5,768,236)
Change in non-controlling interest	–	–	–	–	38,000	38,000
Balance, March 31, 2010	64,194,887	64,195	102,210,634	(74,537,946)	19,080	27,755,963

(The accompanying notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements March 31, 2010
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

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2010, and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods that are unaudited. The results for the three month period ended March 31, 2010 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2010. The interim unaudited consolidated financial statements have been condensed pursuant to the Securities and Exchange Commission's rules and regulations and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements and notes thereto for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K filed on March 15, 2010 with the SEC.

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

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements March 31, 2010
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

3.	Cash, Cash Equivalents and Marketable Securities

At March 31, 2010, the Company had $17,801,289 in cash and cash equivalents. It also had marketable securities consisting of $8,769,157 in bank guaranteed deposits with terms longer than three months. Pursuant to ASC 820 the fair value of all of our cash equivalents and marketable securities is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company places cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines.

4.	Property and Equipment

			March 31,	December 31,
			2010	2009
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Computers and office equipment	189,563	104,799	84,764	90,088
Field equipment	781,501	318,990	462,511	450,891
	971,064	423,789	547,275	540,979

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements March 31, 2010
(Expressed in US dollars)
(Unaudited)

5.	Mineral Properties

a)

On April 26, 2005, the Company entered into an agreement to acquire a 100% interest in two mineral prospecting permits located in the Athabasca Basin area of Saskatchewan, Canada for consideration of Cdn$40,757 and a 2% royalty on the prospecting permits. This agreement was with a company controlled by a director of the Company. On October 20, 2005, the agreement was amended so that the Company received a one-time right, exercisable for ninety days, following the completion of a bankable feasibility study to buy one-half of the vendor’s royalty interest for Cdn$1,000,000.

On November 4, 2005, the Company entered into an option and joint venture agreement with another company (the “Optionee”) on the Company’s two mineral prospecting permits. As at March 31, 2010, the Company had received Cdn$50,000 of installment payments pursuant to this agreement. In 2007 a total of seven claims were staked within the boundaries of the original two mineral prospecting permits. On April 24, 2008 the Optionee forfeited its right to earn an interest in the property. Four of the seven claims have expired and the remaining three claims are due to expire on January 30, 2011, unless the required minimum amount of exploration work is completed.

b)

On November 18, 2005, the Company entered into an agreement to acquire a 100% interest in 10 mining claims located in the Powder River Basin area, Wyoming, in consideration of $250,000. The amounts were paid in installments and completed by January 2007.

c)

On December 9, 2005, the Company entered into an option agreement to acquire a 100% interest in 44 mining claims within six mineral properties located in the Powder River Basin area, Wyoming. As at December 31, 2007 all requirements of this option agreement were satisfied and a deed for the 44 claims was received. A royalty fee of between 6% - 8% is payable, depending upon the uranium spot price at the time of delivery.

d)

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

e)

On October 30, 2006, the Company entered into an agreement with an officer and director of the Company (the “Related Party”), to use certain geological reports held by the Related Party for the purposes of staking and acquiring potential areas of interest in exchange for $402,250 paid with the issuance of 160,900 common shares in 2008.

f)	On February 1, 2007, the Company acquired three mineral properties consisting of 138 unpatented lode mining claims located in Campbell County, Wyoming for a total purchase price of $3,120,000.

g)	In 2007, the Company acquired several mining leases in Briscoe County, Texas for a total purchase price of $60,817.

h)	Reclamation bonds totaling $318,783 (December 31, 2009 - $318,783) are pledged to the State of Wyoming, Department of Environmental Quality, for property reclamation.

i)

On January 15, 2008, the Company acquired an undivided eighty-one percent (81%) interest in approximately 82,000 acres (33,100 hectares) of mineral properties located in the central Powder River Basin of Wyoming, USA and entered into a venture agreement (the “Arkose Mining Venture”) with the vendor pursuant to which the Company will explore the properties. In accordance with the terms of the September 19, 2007 Purchase Agreement, the Company paid $5,757,043 cash and issued 5,750,000 shares of the Company’s common stock at a fair value of $19,090,000 to acquire the 81% interest. At January 15, 2008, the acquisition cost of $24,847,043 was allotted as follows:

Prepaid expenses	$229,247
Mineral property expenditures	24,617,796

$24,847,043

j)	On August 20, 2008, the Company leased 891 acres of mineral properties near the Company’s Nichols Ranch project area in Wyoming for an advance royalty payment of $22,275.

k)

On August 20, 2008, the Company, on behalf of the Arkose Mining Venture, leased 6,073 acres of mineral properties within Arkose’s area of interest in Wyoming for an advance royalty payment of $151,828.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements March 31, 2010
(Expressed in US dollars)
(Unaudited)

5.	Mineral Properties (continued)

l)	On September 18, 2008, the Company leased 984 acres of mineral properties within the Company’s North Reno Creek project area in Wyoming.

m)

On December 3, 2008, the Company, on behalf of the Arkose Mining Venture, leased 1,680 acres of mineral properties within Arkose’s area of interest in Wyoming for a five year advance royalty payment of $83,993.

n)	On July 7, 2009, the Company, on behalf of the Arkose Mining Venture, leased 320 acres of mineral properties within Arkose’s area of interest in Wyoming.

o)

On August 21, 2009, the Company decided not to pay annual maintenance fees totaling $58,380 for 285 100% - owned mining claims and 132 mining claims with an 81% interest that are no longer of strategic interest to the Company.

p)	On January 26, 2010, the Company acquired Geological Data on the North Reno Creek uranium prospect located in Campbell County, Wyoming for a total purchase price of $600,000.

6.	Balance Sheet Details

a)	The components of prepaid expenses are as follows:

	March 31,	December 31,
	2010	2009
	$	$

Deposits	37,000	37,000
Consulting	76,972	–
Insurance	62,689	82,929
Lease costs	351,340	560,023
Power supply advances (Note 12(g) and (h))	189,570	–
Other	44,349	8,672
Surface use and damage costs	58,885	45,219

Total prepaid expenses	820,805	733,843

b)	The components of accrued liabilities are as follows:

	March 31,	December 31,
	2010	2009
	$	$

Reclamation costs	75,540	75,540
Mineral exploration expenses	258,775	388,325

Total accrued liabilities	334,315	463,865

7.	Loan Payable

	March 31,	December 31,
	2010	2009
	$	$
Loan payable to a vendor, interest imputed at 8% per annum, maturing September 2010, and secured by field equipment	9,130	18,079

Less current portion:	(9,130)	(18,079)

	–	–

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements March 31, 2010
(Expressed in US dollars)
(Unaudited)

8.	Related Party Transactions / Balances

a)

During the three months ended March 31, 2010, the Company incurred $94,100 (2009 - $80,980) for consulting services and office expenses (included in general and administrative expenses) to companies controlled by a director who is Executive Chairman of the Company. Other general and administrative expenses were reimbursed in the normal course of business. At March 31, 2010, consulting services and expenditures incurred on behalf of the Company of $Nil (December 31, 2009 - $25,920) are owed to this director, and these amounts are unsecured, non-interest bearing, and due on demand.

b)

During the three months ended March 31, 2010, the Company incurred $51,500 (2009 - $48,000) for consulting services (included in general and administrative expenses) to a director who is also Executive Vice President and Chief Operating Officer. Other general and administrative expenses were reimbursed in the normal course of business. At March 31, 2010, consulting services and expenditures incurred on behalf of the Company of $19,570 (December 31, 2009 - $29,000) are owed to this director, and these amounts are unsecured, non-interest bearing, and due on demand.

c)

During the three months ended March 31, 2010, the Company incurred $46,350 (2009 - $45,000) for consulting services (included in general and administrative expenses) to a company controlled by the President and Chief Executive Officer of the Company. Other general and administrative expenses were reimbursed in the normal course of business.

d)

During the three months ended March 31, 2010, the Company incurred consulting fees of $36,000 (2009 - $31,840) to an entity controlled by the Chief Financial Officer of the Company. The amounts have been recorded as general and administrative expense.

e)

During the three months ended March 31, 2010, the Company incurred consulting fees of $36,888 (2009 - $38,254) to an officer of the Company. Other general and administrative expenses were reimbursed to the officer in the normal course of business. At March 31, 2010, consulting services and expenditures incurred on behalf of the Company of $16,328 (December 31, 2009 - $Nil) are owed to this officer, and these amounts are unsecured, non-interest bearing, and due on demand.

f)

During the three months ended March 31, 2010, the Company incurred consulting fees of $Nil (2009 - $27,000) to a company controlled by an officer of the Company. Other general and administrative expenses were reimbursed to the officer in the normal course of business.

g)

During the three months ended March 31, 2010, the Company paid fees of $37,875 (2009 - $15,000) to five non-executive directors of the Company for their services as directors. Other general and administrative expenses were reimbursed to the directors in the normal course of business.

10.	Stock Based Compensation

The Company adopted a Stock Option Plan dated November 7, 2005 under which the Company is authorized to grant stock options to acquire up to a total of 10,000,000 shares of common stock. No options shall be issued under the Stock Option Plan at a price per share less than the defined Market Price. On June 11, 2008, the Company modified the Stock Option Plan to define Market Price as the volume weighted average trading price of the Company’s common shares on the Toronto Stock Exchange or American Stock Exchange, now the NYSE Amex, whichever has the greater trading volume for the five trading days before the date of grant. At March 31, 2010, the Company had 2,142,360 shares of common stock available to be issued under the Plan.

During the three months ended March 31, 2010, the Company granted 987,500 stock options to directors, officers, employees and consultants to acquire 702,500 common shares at an exercise price of $1.33 per share for 5 - 10 years, 185,000 common shares at an exercise price of $1.35 per share for 1.5 years and 100,000 common shares at an exercise price of $1.40 per share for 10 years. During the three months ended March 31, 2010, the Company recorded stock-based compensation for the vested options of $862,928, as general and administrative expense.

On March 3, 2010, the Company modified the terms of 5,286,700 outstanding options. The weighted average grant date fair value of the modified stock options was $0.49 and the Company recognized an additional $2,535,808 stock based compensation expense which is included in general and administrative.

During the three months ended March 31, 2009, the Company granted 1,327,500 stock options to directors, officers, employees and consultants to acquire 1,327,500 common shares at an exercise price of $0.65 per share exercisable for 2 - 7 years and recorded stock-based compensation for the vested options of $777,841, as general and administrative expense.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements March 31, 2010
(Expressed in US dollars)
(Unaudited)

10.	Stock Based Compensation (continued)

The fair value for stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average grant date fair value of stock options granted during the three months ended March 31, 2010 and 2009 were $0.92 and $0.53 per share, respectively.

The weighted average assumptions used are as follows:

	Three Months Ended
	March 31,	March 31,
	2010	2009

Expected dividend yield	0%	0%
Risk-free interest rate	1.81%	1.33%
Expected volatility	108%	132%
Expected option life (in years)	3.69	3.99

The total intrinsic value of stock options exercised during the three months ended March 31, 2010 and 2009, was $nil.

The following table summarizes the continuity of the Company’s stock options:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
		$		$

Outstanding, December 31, 2009	5,949,700	1.88

Granted	987,500	1.34

Outstanding, March 31, 2010	6,937,200	1.80	6.78	3,577,732

Exercisable, March 31, 2010	6,680,950	1.81	6.83	3,478,957

A summary of the status of the Company’s non-vested options at March 31, 2010, and changes during the three months ended March 31, 2010 are presented below:

		Weighted
	Number of	Average
	Options	Grant Date
		Fair Value
		$

Non-vested at December 31, 2009	127,000	1.33

Granted	987,500	0.92
Vested	(858,250)	0.97

Non-vested at March 31, 2010	256,250	0.86

As at March 31, 2010, there was $226,633 in total unrecognized compensation cost related to non-vested stock option agreements. This cost is expected to be recognized over a weighted average period of 0.71 years.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements March 31, 2010
(Expressed in US dollars)
(Unaudited)

11.	Stock Purchase Warrants

As at the March 31, 2010, the following common share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
	$

4,250,000	3.00	April 27, 2012
4,932,498	3.50	April 15, 2010
9,182,498

12.	Commitments

a)

Effective January 1, 2010, the Company amended its July 1, 2005 agreement with a company controlled by a director of the Company for consulting services to be provided to the Company at a revised amount of $15,450 (Cdn$15,450) per month.

b)

Effective January 1, 2010, the Company amended its March 1, 2005 agreement with a company controlled by the President of the Company for consulting services to be provided to the Company at a revised amount of $15,450 per month.

c)

Effective January 1, 2010, the Company amended its May 23, 2006 agreement with an entity owned by the Chief Financial Officer of the Company for consulting services to be provided to the Company at a revised rate of $12,360 (Cdn$12,360) per month.

d)	On September 18, 2008, the Company signed two mining lease agreements which require ten annual payments of $75,000. The first payment was made on signing. Refer to Note 5(l).

e)

Effective September 1, 2008, the Company amended its office and administration services agreement with a company controlled by a director, for an amount of $17,000 (Cdn$17,000) per month, extending its term to August 31, 2010.

f)

As of March 31, 2010, the Company has provided a bond in the amount of $622,500 to the State of Wyoming, Department of Environmental Quality or the Secretary of the Interior, United States Government. The bond is in lieu of depositing cash to guarantee reclamation of exploration drill holes in the Arkose Mining Venture and surety was provided by an insurance company. The bond applies to 250 drill holes on a revolving basis. The Company and the Arkose Mining Venture have a 100% record of completing reclamation without recourse to security provided.

g)

On May 1, 2009, the Company has agreed to pay an estimated cost of $202,987, subsequently revised to $163,107, for the Nichols Ranch Power Line Extension Project. As at March 31, 2010, a $40,957 payment for engineering and design has been paid and recorded as an expense and $122,150 has been paid as a deposit which will be expensed upon obtaining construction approval.

h)

On June 23, 2009, the Company signed a letter of understanding in which the Company has agreed to pay a customer advance estimated at $674,200 for the provision of electricity, subject to the completion and development of a definitive term sheet. As at March 31, 2010, $67,420 had been paid.

13.	Segment Disclosures

The Company has two operating segments both involving the acquisition and exploitation of uranium and mineral resources. These operating segments consist of the Arkose Mining Venture (“Arkose”) and the Company’s remaining operations.

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

Prior to the year ended December 31, 2008, the Company only had one operating segment. Financial statement information by operating segment for the three months ended March 31, 2010 and 2009 is presented below:

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements March 31, 2010
(Expressed in US dollars)
(Unaudited)

13.	Segment Disclosures (continued)

	March 31, 2010			December 31, 2009
	Total	Uranerz	Arkose	Total	Uranerz	Arkose
	$	$	$	$	$	$
Assets	28,279,554	27,842,730	436,824	30,810,289	30,153,087	657,202

	For the			For the
	Three Months Ended			Three Months Ended
	March 31, 2010			March 31, 2009
	Total	Uranerz	Arkose	Total	Uranerz	Arkose

Net loss	(5,694,795)	(5,579,742)	(115,053)	(1,987,269)	(1,875,739)	(111,530)
Foreign exchange	–	–	–	(6,363)	(6,363)	–
Interest income	15,506	15,506	–	58,746	58,746	–
Depreciation	(46,371)	(46,371)	–	(42,620)	(42,620)	–

14.	Subsequent Events

a)	On April 14, 2010 the Company undertook a commitment to grant 2,000,000 warrants to a third party in exchange for the acquisition of intellectual property related to certain uranium prospects. The parties are in the process of concluding a definitive agreement.

b)	On April 15, 2010, 4,932,498 common share purchase warrants which were exercisable at $3.50 per share expired unexercised.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains “forward-looking-statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and, if warranted, development of our properties, plans related to our business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

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

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Risk Factors and Uncertainties” contained in our annual report on Form 10-K for the year ended December 31, 2009 and filed with the Securities and Exchange Commission on March 15, 2010. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

General

Uranerz Energy Corporation was incorporated under the laws of the State of Nevada on May 26, 1999. On July 5, 2005, we changed our name from Carleton Ventures Corp. to Uranerz Energy Corporation. Our principal business office and our operations office are located at 1701 East “E” Street, PO Box 50850, Casper, Wyoming 82605-0850 and our phone number there is 307-265-8900. We also maintain an administrative and investor relations office located at Suite 1410 — 800 West Pender Street, Vancouver, British Columbia, Canada V6C 2V6, and our telephone number there is 604-689-1559.

We are an exploration stage company engaged in the acquisition and exploration of uranium properties. “Uranium” used in this context refers to “U308”. “U308”, also called yellowcake, is triuranium octoxide produced from uranium ore and is the most actively traded uranium-related commodity.

We are principally focused on the exploration of our properties in the Powder River Basin area of Wyoming. We are exploring these properties with the objective of assessing their viability for commercial in-situ recovery (which we refer to as “ISR”) uranium mining projects. ISR is a mining process that uses a “leaching solution” to extract uranium from underground ore bodies; it is the generally accepted extraction technology used in this area. We also own interests in properties in the Great Divide Basin area of Wyoming, in Texas and in Saskatchewan, Canada.

In 2007, we applied for mine operating permits on two of our properties in the Powder River Basin area of Wyoming that we feel have the potential, based on data in our possession, of being developed into commercial in-situ recovery uranium mines. These permits are in the advanced permitting and licensing stage and, if received, should allow us to produce uranium yellowcake concentrate, which can be sold directly to utilities for processing into fuel used in nuclear electrical generating facilities.

In March 2010, we commenced preparation of environmental permit and license applications for a third ISR uranium mining unit in the central Powder River Basin of Wyoming. This unit, Jane Dough, is adjacent to the area currently being licensed and will share infrastructure. Jane Dough includes the Doughstick, South Doughstick and North Jane properties.

Our Powder River Basin properties include:

  our 100% owned properties that totaled 30,924 acres as of March 31, 2010; and
  our 81% interest in Arkose Mining Venture properties that totaled 88,367 acres as of March 31, 2010.

Our 100% owned properties are comprised of unpatented mineral lode claims, state leases and fee (private) mineral leases, summarized as follows:

Property Composition	Ownership Interest (1)	Number of Claims/ Leases	Acreage (Approximate)
Unpatented Lode Mining Claims	100%	1,096	21,920 acres

State Leases	100%	7	6,480 acres

Fee (private) Mineral Leases	100%	23	2,524 acres
Total			30,924 acres

(1) Subject to various royalties.
(2) These 100% owned properties in the Powder River Basin include the following property units:

Property	No. Claims	Acreage (Approximate)
Doughstick	22	440
Collins Draw	38	760
North Rolling Pin	65	1,300
Hank	66	1,320
Nichols Ranch	36	720
C-Line	40	800
Willow Creek	11	220
West North-Butte	145	2,900
East Nichols	44	880
North Nichols	107	2,140
TOTAL	574	11,480 acres

The Arkose Mining Venture properties are comprised of unpatented lode mining claims, state leases and fee (private) mineral leases, summarized as follows:

Property Composition	Ownership Interest (1)	Number of Claims/ Leases	Acreage (Approximate)
Unpatented Lode Mining Claims	81%	4,109	67,220 acres
State Leases	81%	3	2,080 acres
Fee (private) Mineral Leases	81%	68	19,067 acres

Total			88,367 acres

(1)Subject to various royalties.

Through a combination of claim staking, purchasing and leasing, we have also acquired interests in several projects that lie within the Powder River Basin but outside of the project areas discussed above. These properties include the Verna Ann, Niles Ranch, North Reno Creek, and South Reno Creek projects. These projects are located in sandstone basins of Tertiary age with known uranium mineralization. However, due to our focus on other projects, we have not yet initiated exploration work on the aforementioned projects.

Our plan of operations is to continue exploration of our Wyoming Powder River Basin properties. Our Saskatchewan, Wyoming Great Divide Basin and Texas properties are under strategic review. Information regarding the location of and access to our Saskatchewan and Wyoming properties, together with the history of operations, present condition and geology of each of our properties, is presented in Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2009 under the heading “Description of Properties”, previously filed with the SEC on March 15, 2010.

As of March 31, 2010, we are proceeding to obtain operating permits on three uranium mining units in the Powder River Basin area of Wyoming that we feel have the potential, based on data in our possession, of being developed into commercial in-situ recovery uranium mines. Additional units may be added as we assess our geological data. We plan to use the ISR mining process. In this process, a ‘leaching’ agent, which contains an oxidant such as oxygen with sodium bicarbonate (commonly known as baking soda) and carbon dioxide, is added to the native groundwater and injected through wells into the ore body in a sandstone aquifer to dissolve the uranium. This solution is then pumped via other wells to the surface for processing into finished yellowcake product ready for sale to utilities requiring nuclear fuel for operations — resulting in a cost-efficient and, relative to other common mining methods, a more environmentally friendly mining process.

The ISR mining process differs dramatically from conventional mining techniques in that ISR mining leaves the rock matrix in place. The ISR technique avoids the movement and milling of rock and ore as well as mill tailing waste associated with more traditional mining methods.

Our December 2007 applications for a Permit to Mine and a Source Material License for the Nichols Ranch ISR Uranium Project submitted to the Wyoming Department of Environmental Quality — Land Quality Division (“WDEQ”) and the United States Nuclear Regulatory Commission (“NRC”) are proceeding as planned. Both the NRC and WDEQ applications have progressed to final stages. Concurrently we have substantially completed the detailed engineering and design of our production well fields and processing facility for the Nichols Ranch and Hank units. The WDEQ is currently conducting their detailed review of the Permit to Mine application, and both the NRC and WDEQ applications are progressing through the regulatory review process. Approval of the permit applications should allow us to proceed with development of the commercial mining facilities and related infrastructure.

The mine plan for the Nichols Ranch ISR Uranium Project includes a central processing facility at our Nichols Ranch property and a satellite ion exchange uranium concentrating facility at our Hank property. The ultimate production level from these two units is planned to be in the range of 600,000 to 800,000 pounds per year (as U3O8). The central processing facility is planned for a licensed capacity of two million pounds per year of uranium (as U3O8) and it is intended that it will process uranium-bearing well field solutions from Nichols Ranch, as well as uranium-loaded resin transported from the Hank satellite facility, plus uranium-loaded resin from any additional satellite deposits that may be developed on our other Powder River Basin properties. The Jane Dough unit is compatible with this plan. We believe this centralized design enhances the economics of our potential additional satellite projects by maximizing production capacity while minimizing further capital expenditures on processing facilities.

In anticipation of receiving all the approvals necessary to begin construction in 2010, we have commenced a marketing program for conditional sales of uranium from our Nichols Ranch ISR Uranium Project. On July 23, 2009, we announced that we entered into a sales agreement with Exelon Generation Company, LLC for the sale of uranium over a five year period for defined pricing. On August 17, 2009 we announced our second contract for the sale of uranium to a U.S. utility also over five years, with a pricing structure that contains references to both spot and long-term prices and includes a floor and ceiling price.

During the first quarter of 2010 we:

  analyzed and reviewed drilling results from 2009;
  filed a NI 43-101 technical report detailing the resources on the Doughstick and North Jane properties;
  purchased approximately 800 drill hole electric logs, drill hole maps and geologic and environmental reports covering our North Reno Creek property, from Cameco Resources Inc;
  developed plans for our 2010 exploration drilling utilizing two drilling contractors;
  participated in joint funding to a local utility for electrical power service enhancements;
  monitored the comment period for the draft SEIS for the Nichols Ranch ISR Uranium Project and prepared and submitted responses to the NRC for licensing issues;
  hired a Manager, Investor Relations, and embarked on a revitalized investor communication program;
  obtained cost and delivery quotations for key components of our proposed processing plant for the Nichols Ranch ISR Uranium Project; and
  commenced preparation of environmental permit and license applications for Jane Dough, our proposed third ISR uranium mining unit.

Our 2010 plans are outlined in our Form 10K for the fiscal year ended December 31, 2009, filed March 15, 2010. In quarter two the activities of quarter one will be continued with exploration drilling becoming a prime focus, along with the preparation of NI 43-101 reports to describe any resources identified.

Financial Position

The Company’s overall financial position is disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 15, 2010 and the unaudited Financial Statements at March 31, 2010 as provided herein under the section heading “Financial Statements” above.

Liquidity and Capital Resources

We are carrying out an exploration, environmental and mine design program with a budget of approximately $8,900,000 in 2010. This plan, plus general and administrative expenses of approximately $5,100,000 amounts to cash requirements of approximately $14,000,000 for the year ending December 31, 2010 as reported in Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2009 under the heading “Description of Properties”, previously filed with the SEC on March 15, 2010. Mineral property acquisitions, dependent upon opportunities that may arise, and Nichols Ranch ISR Uranium Project capital costs will be additional expenditures. During the three months ended March 31, 2010, mineral property expenditures incurred were $1,186,541, including a $600,000 acquisition of geologic data.

At March 31, 2010 we had cash and short term securities of $26,570,446 and working capital of $26,889,905, as compared to a cash balance of $29,192,975 and working capital of $29,227,701 as at December 31, 2009. Our working capital at March 31, 2010 includes $8,769,157 of short term marketable securities which are equivalent to cash for operational purposes; most of our cash is invested in bank guaranteed savings accounts which, although available on demand, yield favorable rates of return.

Net cash used in operating activities was $2,560,913 for the three months ended March 31, 2010, compared to $1,104,357 for the corresponding period in 2009. The increase in net cash used in operations of $1,456,556 resulted primarily from an increase in mineral property cash expenditures of $770,508 from 2009. Net cash used in investing activities was $54,880 for the three months ended March 31, 2010, compared to $928,814 provided in the corresponding period in 2009; the variance derived primarily from changes in short term marketable securities.

Net cash used in financing activities amounted to $8,950 for the three months ended March 31, 2010, compared to $8,264 used in the corresponding period in 2009; both amounts represent repayment of loans.

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

We believe we have sufficient cash to continue our exploration and planning and to meet on-going operating expenses for the next twelve months, and beyond, as we scale our operations to the resources we have available. We anticipate that any additional funding may be in the form of equity financing from the sale of our common stock and the exercise of share purchase warrants or debt, depending on capital markets.

To date, our primary source of funds has been equity investments, and this trend is expected to continue together with production related financing when our mine development permitting is complete. In July 2009, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission and a preliminary prospectus in Canada under which we may issue up to $50 million (of which $33 million remains available) in common stock, debt securities, warrants, subscription receipts or other such securities. On October 27, 2009, we issued 8,500,000 Units, comprised of one share of common stock and one-half of one share purchase warrant, for gross proceeds of $17,000,000.

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

Results of Operations

Three-month period ended March 31, 2010 compared to three-month period ended March 31, 2009

Revenue and Operating Expenses

We have not earned any revenues to date and we anticipate that we will not generate any revenues during the twelve-month period following the date of this quarterly report.

We incurred total operating expenses of approximately $5,783,742 for the three-month period ended March 31, 2010, as compared to $2,121,575 for the corresponding period in 2009. The increase of operating expenses in the amount of $3,662,167 was primarily attributable to a $2,620,895 increase in stock based compensation and a $770,508 increase in mineral property expenses which include an acquisition of geologic data for $600,000.

We had no significant financing expense for the three-month periods ended March 31, 2010 and 2009. We earned $15,506 of interest income for the three-month period ended March 31, 2010 as compared to $58,746 for the corresponding period in 2009. This income resulted from short term investments which are realizing lower returns.

Net loss for the three-month period ended March 31, 2010 was approximately $5,768,236, as compared to approximately $2,062,829 for the corresponding period in 2009.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders except as disclosed in the unaudited Financial Statements at March 31, 2010. The Company has had no material changes to its off-balance sheet arrangements as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 15, 2010 and the unaudited Financial Statements at March 31, 2010 as provided herein under the section heading “Financial Statements” above.

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

Contractual Obligations

The Company has had no material changes to its contractual obligations as disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2010 and the unaudited Financial Statements at March 31, 2010 as provided herein under the section heading “Financial Statements” above.

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

Disclosure Controls and Procedures

At the end of the period covered by this report, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”), Glenn Catchpole, and Chief Financial Officer (“CFO”), Benjamin Leboe, of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms; and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During our most recently completed fiscal quarter ended March 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

We currently are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 15, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2010, no unregistered securities were sold.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	(RESERVED)

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are attached to this Quarterly Report on Form 10-Q:

Exhibit
Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws, as amended (1)
3.3	Articles of Amendment filed July 5, 2005 (2)
3.4	Articles of Amendment filed August 8, 2008(3)
3.5	Articles of Amendment filed July 8, 2009(4)
4.1	Share Certificate (1)
4.2	Form of Lock-up Agreement(6)
4.3	Warrant Indenture, dated October 27, 2009(7)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Registrant’s Form SB-2 filed March 15, 2002
(2)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB filed April 14, 2006
(3)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed August 11, 2008
(4)	Previously filed as an exhibit to the Registrant’s Form S-3 filed July 9, 2009
(5)	Previously filed as an exhibit to the Registrant’s Form S-3 filed July 9, 2009
(6)	Previously filed as an exhibit to the Registrant’s Form 8-K, filed October 22, 2009
(7)	Previously filed as an exhibit to the Registrant’s Form 8-K, filed October 27, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URANERZ ENERGY CORPORATION

By: /s/ Benjamin Leboe	By: /s/ Glenn Catchpole
Benjamin Leboe, Chief Financial Officer	Glenn Catchpole, President and Principal Executive
Date: May 7, 2010	Officer, Director
Date: May 7, 2010