Form 10-Q
period 2010-06-30
URANERZ ENERGY CORP.
filed 2010-08-09
CIK 1162324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                          to

Commission file number: 001-32974

URANERZ ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA	98-0365605
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1701 East “E” Street, PO Box 50850
Casper, Wyoming	82605-0850
(Address of principal executive offices)	(Zip Code)

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

Yes [X ] No [ ]

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

Yes [ ] No[ x ]

Number of shares of issuer’s common stock outstanding at July 30, 2010: 64,194,887

INDEX

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	F-1
	Consolidated Statements of Operations for the three and six months ended June 30, 2010 and Accumulated from May 26, 1999 (date of inception) to June 30, 2010	F-2
	Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 and Accumulated from May 26, 1999 (date of inception) to June 30, 2010	F-3
	Consolidated Statement of Stockholders’ Equity for the six month period from January 1, 2010 to June 30, 2010	F-4
	Notes to the Consolidated Financial Statements	F-5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11
Item 4.	Controls and Procedures	11
PART II - OTHER INFORMATION		12
Item 1.	Legal Proceedings	12
Item 1A.	Risk Factors	12
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3.	Defaults Upon Senior Securities	12
Item 4.	(RESERVED)	12
Item 5.	Other Information	12
Item 6.	Exhibits	13
SIGNATURES		13

Item 1. Financial Statements

Uranerz Energy Corporation
(An Exploration Stage Company)

June 30, 2010

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	June 30,	December 31,
	2010	2009
	$	$
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	20,678,104	20,426,032
Marketable securities	4,168,431	8,766,943
Prepaid expenses and deposits (Note 6 (a))	561,159	733,843
Other current assets	17,226	23,709
Total Current Assets	25,424,920	29,950,527
Mineral Property Reclamation Bonds (Note 5(h))	318,783	318,783
Property and Equipment (Note 4)	512,615	540,979
Total Assets	26,256,318	30,810,289

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	168,723	185,962
Accrued liabilities (Note 6 (b))	710,215	463,865
Due to related parties (Note 8)	36,558	54,920
Current portion of loan payable (Note 7)	–	18,079
Total Liabilities	915,496	722,826

Commitments and Contingencies (Notes 5 and 11)
Subsequent Events (Note 13)

Stockholders’ Equity
Preferred Stock, 10,000,000 shares authorized, $0.001 par value; No shares issued and outstanding	–	–
Common Stock, 200,000,000 shares authorized, $0.001 par value; 64,194,887 shares issued and outstanding	64,195	64,195
Additional Paid-in Capital	102,401,681	98,811,898
Deficit Accumulated During the Exploration Stage	(77,190,085)	(68,843,151)
Total Shareholders’ Equity	25,275,791	30,032,942
Non-controlling Interest	65,031	54,521
Total Equity	25,340,822	30,087,463
Total Liabilities and Stockholders’ Equity	26,256,318	30,810,289

(The accompanying notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
(Unaudited)

	Accumulated From
	May 26, 1999
	(Date of Inception)	Three Months Ended		Six Months Ended
	to June 30,	June 30,		June 30,
	2010	2010	2009	2010	2009
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses
Depreciation	472,578	48,788	43,191	95,159	85,811
Foreign exchange	28,904	(345)	8,636	1,483	2,273
General and administrative (Note 8 and 9)	35,097,455	1,475,951	959,370	6,024,953	2,628,655
Mineral property expenditures	46,450,480	1,308,921	1,124,651	2,495,462	1,540,684
Total Operating Expenses	82,049,417	2,833,315	2,135,848	8,617,057	4,257,423
Operating Loss	(82,049,417)	(2,833,315)	(2,135,848)	(8,617,057)	(4,257,423)
Other Income (Expense)
Gain on sale of investment securities	79,129	–	–	–	–
Interest income	1,915,759	12,784	55,248	28,290	113,994
Loss on settlement of debt	(132,000)	–	–	–	–
Mineral property option payments received	152,477	–	–	–	–
Total Other Income	2,015,365	12,784	55,248	28,290	113,994
Loss from continuing operations	(80,034,052)	(2,820,531)	(2,080,600)	(8,588,767)	(4,143,429)
Loss from discontinued operations	(28,732)	–	–	–	–
Gain on disposal of discontinued operations	979,709	–	–	–	–
Gain on Discontinued Operations	950,977	–	–	–	–
Net Loss	(79,083,075)	(2,820,531)	(2,080,600)	(8,588,767)	(4,143,429)
Net loss attributable to non-controlling Interest	1,892,990	168,392	193,620	241,833	269,180
Net Loss Attributable to the Company	(77,190,085)	(2,652,139)	(1,886,980)	(8,346,934)	(3,874,249)
Amounts attributable to Company shareholders
Loss from continuing operations	(78,141,062)	(2,652,139)	(1,886,980)	(8,346,934)	(3,874,249)
Gain on discontinued operations	950,977	–	–	–	–
Net Loss Attributable to the Company	(77,190,085)	(2,652,139)	(1,886,980)	(8,346,934)	(3,874,249)
Net Loss Per Share – Basic and Diluted		(0.04)	(0.03)	(0.13)	(0.07)

Weighted Average Shares Outstanding		64,195,000	55,475,000	64,195,000	55,464,000

(The accompanying notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Accumulated From
	May 26, 1999
	(Date of Inception)	Six Months Ended
	to June 30,	June 30,
	2010	2010	2009
	$	$	$
Operating Activities
Net loss	(77,190,085)	(8,346,934)	(3,874,249)
Adjustments to reconcile net loss to cash used in operating
activities:
Depreciation	472,577	95,159	85,811
Equity loss on investment	74,617	–	–
Gain on disposition of discontinued operations	(979,709)	–	–
Gain on sale of investment securities	(79,129)	–	–
Loss on settlement of debt	132,000	–	–
Mineral property option payment received	(37,500)	–	–
Non-controlling interest	(1,892,990)	(241,833)	(269,180)
Shares issued to acquire mineral properties	19,090,000	–	–
Stock-based compensation	20,223,957	3,589,783	797,483
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(554,922)	172,684	325,087
Other current assets	(17,201)	6,483	(3,075)
Accounts payable and accrued liabilities	1,009,607	229,110	237,048
Due to related parties	507,318	(18,361)	1,688
Net Cash Used in Operating Activities	(39,241,460)	(4,513,909)	(2,699,387)
Investing Activities
Reclamation bonds	(318,783)	–	(379)
Acquisition of subsidiary, net cash paid	(48)	–	–
Proceeds from sale of investment securities	16,380,233	4,598,512	11,060,405
Purchase of property and equipment	(886,778)	(66,795)	(31,248)
Purchase of investment securities	(20,432,035)	–	–
Disposition of subsidiary	905,092	–	–
Net Cash Provided By (Used In) Investing Activities	(4,352,319)	4,531,717	11,028,778
Financing Activities
Repayment of loan payable	(98,414)	(18,079)	(16,694)
Advances from related party	10,700	–	–
Contributions from non-controlling interest	1,958,021	252,343	130,186
Proceeds from issuance of common stock	65,706,676	–	37,500
Share issuance costs	(3,305,100)	–	–
Net Cash Provided By (Used In) Financing Activities	64,271,883	234,264	150,992
Increase In Cash	20,678,104	252,072	8,480,383
Cash - Beginning of Period	–	20,426,032	821,242
Cash - End of Period	20,678,104	20,678,104	9,301,625
Non-cash Investing and Financing Activities
Sale of 60% of subsidiary for interest in mineral property	774,216	–	–
Investment securities received as a mineral property option payment	37,500	–	–
Purchase of equipment with loan payable	98,414	–	–
Common stock issued to settle debt	744,080	–	–
Common stock issued for mineral property costs	19,105,000	–	–
Supplemental Disclosures
Interest paid	12,608	424	1,810
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statement of Stockholders’ Equity
For the Six Month Period Ended June 30, 2010
(Expressed in US dollars)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Exploration	Non-Controlling
	Shares	Amount	Capital	Stage	Interest	Total
	#	$	$	$	$	$

Balance, December 31, 2009	64,194,887	64,195	98,811,898	(68,843,151)	54,521	30,087,463
Fair value of stock options granted	–	–	3,589,783	–	–	3,589,783
Net loss and comprehensive loss for the period	–	–	–	(8,346,934)	(241,833)	(8,588,767)
Change in non-controlling interest	–	–	–	–	252,343	252,343
Balance, June 30, 2010	64,194,887	64,195	102,401,681	(77,190,085)	65,031	25,340,822

(The accompanying notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2010
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

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission (“SEC”) instructions for companies filing Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2010, and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods that are unaudited. The results for the three month and six month period ended June 30, 2010 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2010. The interim unaudited consolidated financial statements have been condensed pursuant to the Securities and Exchange Commission's rules and regulations and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements and notes thereto for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K filed on March 15, 2010 with the SEC.

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
June 30, 2010
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

3.	Cash, Cash Equivalents and Marketable Securities

At June 30, 2010, the Company had $20,678,104 in cash and cash equivalents. It also had marketable securities consisting of $4,168,431 in bank guaranteed deposits with terms longer than three months. Pursuant to ASC 820 the fair value of all of our cash equivalents and marketable securities is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company places cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines.

4.	Property and Equipment

			June 30,	December 31,
			2010	2009
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Computers and office equipment	197,417	114,397	83,020	90,088
Field equipment	787,776	358,181	429,595	450,891
	985,193	472,578	512,615	540,979

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2010
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

On November 4, 2005, the Company entered into an option and joint venture agreement with another company (the “Optionee”) on the Company’s two mineral prospecting permits. In 2007 a total of seven claims were staked within the boundaries of the original two mineral prospecting permits. On April 24, 2008 the Optionee forfeited its right to earn an interest in the property. Four of the seven claims have expired and the remaining three claims are due to expire on January 30, 2011, unless the required minimum amount of exploration work is completed. As at June 30, 2010, the Company had received Cdn$50,000 of installment payments pursuant to this agreement.

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
June 30, 2010
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

	p)	On January 26, 2010, the Company acquired Geological Data on the North Reno Creek uranium prospect located in Campbell County, Wyoming for a total purchase price of $600,000.

6.	Balance Sheet Details

	a)	The components of prepaid expenses are as follows:

	June 30,	December 31,
	2010	2009
	$	$

Deposits	37,000	37,000
Consulting	42,027	–
Insurance	73,438	82,929
Lease costs	142,657	560,023
Power supply advances (Note 11(e) and (f))	189,570	–
Other	27,510	8,672
Surface use and damage costs	48,957	45,219

Total prepaid expenses	561,159	733,843

b)	The components of accrued liabilities are as follows:

	June 30,	December 31,
	2010	2009
	$	$

Reclamation costs	58,050	75,540
Mineral exploration expenses	627,665	388,325
Other	24,500	–

Total accrued liabilities	710,215	463,865

7.	Loan Payable

`	June 30,	December 31,
	2010	2009
	$	$
Loan payable to a vendor, interest imputed at 8% per
annum, maturing September 2010, and secured by field
equipment	–	18,079

Less current portion:	–	(18,079)

	–	–

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2010
(Expressed in US dollars)
(Unaudited)

8.	Related Party Transactions / Balances

a)

During the six months ended June 30, 2010, the Company incurred $98,880 (2009 - $85,238) for office and administrative services (included in general and administrative expenses) to a company controlled by a director who is Executive Chairman of the Company. Other general and administrative expenses were reimbursed in the normal course of business.

b)

During the six months ended June 30, 2010, the Company incurred $431,680 (2009 - $420,977) for consulting services (included in general and administrative expenses) provided by Officers. Other general and administrative expenses were reimbursed in the normal course of business. At June 30, 2010, consulting services and expenditures incurred on behalf of the Company of $36,558 (December 31, 2009 - $54,920) are owed to these Officers, and these amounts are unsecured, non-interest bearing, and due on demand.

c)

During the six months ended June 30, 2010, the Company paid fees of $80,250 (2009 - $84,500) to five non-executive directors of the Company for their services as directors. Other general and administrative expenses were reimbursed to the directors in the normal course of business.

9.	Stock Based Compensation

The Company adopted a Stock Option Plan dated November 7, 2005 under which the Company is authorized to grant stock options to acquire up to a total of 10,000,000 shares of common stock. No options shall be issued under the Stock Option Plan at a price per share less than the defined Market Price. On June 11, 2008, the Company modified the Stock Option Plan to define Market Price as the volume weighted average trading price of the Company’s common shares on the Toronto Stock Exchange or American Stock Exchange, now the NYSE Amex, whichever has the greater trading volume for the five trading days before the date of grant. At June 30, 2010, the Company had 1,942,360 shares of common stock available to be issued under the Plan.

During the six months ended June 30, 2010, the Company granted 1,187,500 stock options to directors, officers, employees and consultants to acquire 702,500 common shares at an exercise price of $1.33 per share for 5 - 10 years, 185,000 common shares at an exercise price of $1.35 per share for 1.5 years, 100,000 common shares at an exercise price of $1.40 per share for 10 years and 200,000 common shares at an exercise price of $1.64 per share for 1.5 years. During the six months ended June 30, 2010, the Company recorded stock-based compensation for the vested options of $1,053,975, as general and administrative expense.

On March 3, 2010, the Company modified the terms of 5,286,700 outstanding options. The weighted average grant date fair value of the modified stock options was $0.49 and the Company recognized an additional $2,535,808 stock based compensation expense which is included in general and administrative expense. During the six months ended June 30, 2009, the Company granted 1,327,500 stock options with immediate vesting to directors, officers, employees and consultants to acquire 1,327,500 common shares at an exercise price of $0.65 per share exercisable for 2 - 7 years and recorded stock-based compensation for the vested options of $797,483, as general and administrative expense.

The fair value for stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average grant date fair value of stock options granted during the six months ended June 30, 2010 and 2009 were $0.90 and $0.53 per share, respectively.

The weighted average assumptions used are as follows:

	Six Months Ended
	June 30,	June 30,
	2010	2009

Expected dividend yield	0%	0%
Risk-free interest rate	1.61%	1.33%
Expected volatility	107%	132%
Expected option life (in years)	3.32	3.99

The total intrinsic value of stock options exercised during the six months ended June 30, 2010 and 2009, was $nil and $30,000 respectively.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2010
(Expressed in US dollars)
(Unaudited)

9.	Stock Based Compensation (continued)

The following table summarizes the continuity of the Company’s stock options:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
		$		$

Outstanding, December 31, 2009	5,949,700	1.88

Granted	1,187,500	1.39

Outstanding, June 30, 2010	7,137,200	1.79	6.38	876,873

Exercisable, June 30, 2010	6,918,450	1.80	6.40	876,873

A summary of the status of the Company’s non-vested options at June 30, 2010, and changes during the six months ended June 30, 2010 are presented below:

		Weighted
		Average
	Number of	Grant Date
	Options	Fair Value
		$

Non-vested at December 31, 2009	127,000	1.33

Granted	1,187,500	0.90
Vested	(1,095,750)	0.91

Non-vested at June 30, 2010	218,750	1.01

As at June 30, 2010, there was $103,602 in total unrecognized compensation cost related to non-vested stock option agreements. This cost is expected to be recognized over a weighted average period of 0.55 years.

10.	Stock Purchase Warrants

On April 15, 2010, 4,932,498 warrants exercisable at $3.50 per share expired. None were exercised.

A summary of the changes in the Company’s common share purchase warrants is presented below:

		Weighted Average
	Number	Exercise Price
		$
Balance December 31, 2009	9,182,498	3.27
Expired	(4,932,498)	3.50
Balance June 30, 2010	4,250,000	3.00

As at June 30, 2010, the following common share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
	$
4,250,000	3.00	April 27, 2012

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2010
(Expressed in US dollars)
(Unaudited)

11.	Commitments

a)

The Company has employment or consulting services agreements with each of its executives. Officers with contracts for services have notice requirements which permit pay in lieu of notice and all officers are due a termination payment following a change in control of the Company.

	b)	On September 18, 2008, the Company signed two mining lease agreements which require ten annual payments of $75,000. The first payment was made on signing. Refer to Note 5(l).

c)

Effective September 1, 2008, the Company amended its office and administration services agreement with a company controlled by a director, for an amount of $15,980 (Cdn$17,000) per month, extending its term to August 31, 2010.

d)

In 2008 the Company provided a bond in the amount of $622,500 to the State of Wyoming, Department of Environmental Quality or the Secretary of the Interior, United States Government. The bond is in lieu of depositing cash to guarantee reclamation of exploration drill holes in the Arkose Mining Venture and surety was provided by an insurance company. The bond applies to 250 drill holes on a revolving basis. The Company and the Arkose Mining Venture have a 100% record of completing reclamation without recourse to security provided.

e)

On May 1, 2009, the Company has agreed to pay an estimated cost of $202,987, subsequently revised to $163,107, for the Nichols Ranch Power Line Extension Project. As at June 30, 2010, a $40,957 payment for engineering and design has been paid and recorded as an expense and $122,150 has been paid as a deposit which will be expensed upon obtaining construction approval.

f)

On June 23, 2009, the Company signed a letter of understanding in which the Company has agreed to pay a customer advance estimated at $674,200 for the provision of electricity, subject to the completion and development of a definitive term sheet. As at June 30, 2010, $67,420 had been paid.

g)

On May 19, 2010, the Company signed an office premises lease for a period of three years commencing September 1, 2010. Basic rent is $23,028 (Cdn$24,498) per annum; additional rent payable for a proportionate share of operating costs and taxes has not yet been estimated by the Landlord.

h)

On June 9, 2010 Company shareholders approved the establishment of a Shareholder Rights Plan which, when implemented, will provide for the issuance of one right (a “Right”) in respect of each common share outstanding on the date of implementation and in respect of each common share issued after the date of implementation. Each Right will entitle the holder to purchase, for an exercise price to be determined by the Board in the best interest of the Company’s shareholders one common share.

12.	Segment Disclosures

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

Prior to the year ended December 31, 2008, the Company only had one operating segment. Financial statement information by operating segment for the three and six months ended June 30, 2010 and 2009 is presented below:

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2010
(Expressed in US dollars)
(Unaudited)

12.	Segment Disclosures (continued)

	June 30, 2010			December 31, 2009
	Total	Uranerz	Arkose	Total	Uranerz	Arkose
	$	$	$	$	$	$
Assets	26,256,318	25,616,977	639,341	30,810,289	30,153,087	657,202

	For the			For the
	Six Months Ended			Six Months Ended
	June 30, 2010			June 30, 2009
	Total	Uranerz	Arkose	Total	Uranerz	Arkose

Net loss	(8,346,934)	(7,823,882)	(523,052)	(3,874,249)	(3,271,084)	(603,165)
Foreign exchange	(1,483)	(1,483)	–	(2,273)	(2,273)	–
Interest income	28,290	28,290	–	113,994	113,994	–
Depreciation	(95,159)	(95,159)	–	(85,811)	(85,811)	–

	For the			For the
	Three Months Ended			Three Months Ended
	June 30, 2010			June 30, 2009
	Total	Uranerz	Arkose	Total	Uranerz	Arkose

Net loss	(2,652,139)	(2,244,140)	(407,999)	(1,886,980)	(1,395,345)	(491,635)
Foreign exchange	345	345	–	(8,636)	(8,636)	–
Interest income	12,784	12,784	–	55,248	55,248	–
Depreciation	(48,788)	(48,788)	–	(43,191)	(43,191)	–

13.	Subsequent Events

	a)	On July 2, 2010 the Company paid the remaining $606,780 of a $674,200 customer advance for the provision of electricity (see Note 11(f)).

b)

On July 28, 2010 the Company agreed to grant 2,000,000 warrants to a third party in exchange for the acquisition of intellectual property related to certain uranium prospects. Each warrant entitles the holder to acquire one common share of the Company for $3.00. The warrants have a four year term and vest as to 25% in July 2010, 2011, 2012 and 2013, respectively.

	c)	On July 29, 2010 the Company decided not to renew 295 mineral claims owned 100% by the Company and 1,266 mineral claims owned by the Arkose Mining Venture.

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

General

Uranerz Energy Corporation is a U.S.-based uranium company focused on achieving near-term commercial in-situ recovery (“ISR”) uranium production. ISR is a mining process that uses a “leaching solution” to extract uranium from underground ore bodies; it is the generally accepted extraction technology used in the Powder River Basin area of Wyoming. The Company controls a large strategic land position in the Pumpkin Buttes Uranium Mining District of the central Powder River Basin of Wyoming, U.S.A. Two of these ISR projects are currently in the advanced permitting and licensing stage.

The Uranerz management team has specialized expertise in the ISR uranium mining method, and a record of licensing, constructing, and operating ISR uranium projects. The Company has entered into long-term contracts for the sale of uranium to two of the largest nuclear utilities in the U.S., including Exelon.

Our principal business office and our operations office are located at 1701 East “E” Street, PO Box 50850, Casper, Wyoming 82605-0850 and our phone number there is 307-265-8900. We also maintain an administrative and investor relations office located at Suite 1410 — 800 West Pender Street, Vancouver, British Columbia, Canada V6C 2V6, and our telephone number there is 604-689-1659.

We are principally focused on the exploration of our properties in the Powder River Basin area of Wyoming. We are exploring these properties with the objective of assessing their viability for commercial ISR uranium mining projects. We also own interests in properties in the Great Divide Basin area of Wyoming, in Texas and in Saskatchewan, Canada.

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

Our Powder River Basin properties include:

  our 100% owned properties that totaled 30,924 acres as of June 30, 2010; and
  our 81% interest in Arkose Mining Venture properties that totaled 88,318 acres as of June 30, 2010.

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

Our 100% owned properties in the Powder River Basin include the following property units:

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

The Arkose Mining Venture properties are comprised of unpatented lode mining claims, state leases and fee (private) mineral leases, summarized as follows:

		Number of Claims/	Acreage
Property Composition	Ownership Interest (1)	Leases	(Approximate)
Unpatented Lode Mining Claims	81%	4,106	67,171 acres
State Leases	81%	3	2,080 acres
Fee (private) Mineral Leases	81%	68	19,067 acres

Total			88,318 acres

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

As of June 30, 2010, we are proceeding to obtain operating permits on three uranium mining units in the Powder River Basin area of Wyoming that we feel have the potential, based on data in our possession, of being developed into commercial ISR uranium mines. Additional units may be added as we assess our geological data. We plan to use the ISR mining process. In this process, a ‘leaching’ agent, which contains an oxidant such as oxygen with sodium bicarbonate (commonly known as baking soda) and carbon dioxide, is added to the native groundwater and injected through wells into the ore body in a sandstone aquifer to dissolve the uranium. This solution is then pumped via other wells to the surface for processing into finished yellowcake product ready for sale to utilities requiring nuclear fuel for operations — resulting in a cost-efficient and, relative to other common mining methods, a more environmentally friendly mining process.

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

During the second quarter of 2010 we:

  Completed our analysis of drilling results from 2009. Constructed electronic cross sections of each area drilled resulting in a permanent record of the activities. Identified approximately1561 mineral claims which will not be renewed by us on September 1, 2010, being the date when renewal fees become payable: 295 claims 100% owned by us and 1,266 claims in our 81% owned Arkose Mining Venture.
  Filed a NI 43-101 technical report detailing the resources on our North Rolling Pin property.
  From the data, drill logs, drill hole maps and geologic and environmental reports for the North Reno Creek property acquired from Cameco Resources Inc, constructed cross sections and evaluated the information package to assess the geologic conditions and mineability of the property. Commenced preparation of a NI 43- 101 technical report for the North Reno Creek project.
  Finalized our plan for the 2010 exploration program. Began drilling on April 13, 2010 and through the end of June 30, had completed 125 holes with a total of 90,627 feet drilled. Drilling was primarily in the South Doughstick and North Buck project areas.
  Began planning for installation of environmental wells in the Jane Dough project area. Purchased casing and other equipment for the wells and arranged for a drill rig to conduct the work.

  Purchased Rock Works geology software for generation of geologic cross sections, maps and data base management. Began converting over to the new system.
  Negotiated the acquisition of a significant uranium exploration data library covering a significant portion of the Pumpkin Buttes uranium district located in the central Powder River Basin.
  Refined construction plans and component sourcing for the Nichols Ranch ISR Uranium Project.

For the remainder of 2010, we will continue with the planned exploration program focusing on our northeast drilling targets. Additionally, confirmation drilling will be conducted at North Reno Creek to validate the historic drill data for NI 43-101 requirements. We will also begin installing approximately 30 environmental wells at the Jane Dough property and planning will continue for a commercial well field while waiting for approval of mining permits.

Financial Position

The Company’s overall financial position is disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 15, 2010 and the unaudited consolidated Financial Statements at June 30, 2010 as provided herein under the section heading “Financial Statements” above.

Liquidity and Capital Resources

We are carrying out an exploration, environmental and mine design program with a budget of approximately $8,900,000 in 2010. This plan, plus general and administrative expenses of approximately $5,100,000, amounts to cash requirements of approximately $14,000,000 for the year ending December 31, 2010 as reported in Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2009 under the heading “Description of Properties”, previously filed with the SEC on March 15, 2010. Mineral property acquisitions, dependent upon opportunities that may arise, and Nichols Ranch ISR Uranium Project capital costs will be additional expenditures. During the six months ended June 30, 2010, mineral property expenditures incurred were $2,495,462, including a $600,000 acquisition of geologic data.

At June 30, 2010 we had cash and short term securities of $24,846,535 and working capital of $24,509,424, as compared to cash and short term securities of $29,192,975 and working capital of $29,227,701 as at December 31, 2009. Our working capital at June 30, 2010 includes $4,168,431 of short term marketable securities which are equivalent to cash for operational purposes; most of our cash is invested in bank guaranteed savings accounts which, although available on demand, yield favorable rates of return.

Net cash used in operating activities was $4,513,909 for the six months ended June 30, 2010, compared to $2,699,387 for the corresponding period in 2009. The increase in net cash used in operations of $1,814,522 resulted primarily from an increase in cash expenditures for general and administrative expenses of $603,998 and mineral property expenditures of $667,613 over 2009. Net cash used to purchase property and equipment was $66,795 for the six months ended June 30, 2010, compared to $31,248 used in the corresponding period in 2009; changes in short term marketable securities increased cash by $4,598,512 in the six months ended June 30, 2010, compared to $11,060,405 provided in the corresponding period in 2009.

Net cash provided by financing activities amounted to $234,264 for the six months ended June 30, 2010, relating to of loan repayments of $18,079 and contributions from non-controlling interest of $252,343, compared to $150,942 provided in the corresponding period in 2009 when $16,694 of loans were repaid, $37,500 was provided by issuance of common stock, and $130,186 was provided by contributions from non-controlling interest.

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

Results of Operations

Three-month period ended June 30, 2010 compared to three-month period ended June 30, 2009

Revenue and Operating Expenses

We have not earned any revenues to date and we anticipate that we will not generate any revenues during the twelve-month period following the date of this quarterly report.

We incurred total operating expenses of approximately $2,833,315 for the three-month period ended June 30, 2010, as compared to $2,135,848 for the corresponding period in 2009. The increase of operating expenses in the amount of $697,467 was primarily attributable to a $516,581 increase in general and administrative expenses in support of corporate development.

We had no significant financing expense for the three-month periods ended June 30, 2010 and 2009. We earned $12,784 of interest income for the three-month period ended June 30, 2010 as compared to $55,248 for the corresponding period in 2009. This income resulted from short term investments which are realizing low returns.

Net loss for the three-month period ended June 30, 2010 was approximately $2,820,531, as compared to approximately $2,080,600 for the corresponding period in 2009.

Six-month period ended June 30, 2010 compared to six-month period ended June 30, 2009

We incurred total operating expenses of approximately $8,617,057 for the six-month period ended June 30, 2010, as compared to $4,257,423 for the corresponding period in 2009. The increase of operating expenses in the amount of $4,359,634 was primarily attributable to a $2,792,300 increase in stock-based compensation included in general and administrative expenses and a $954,778 increase in mineral property expenditures.

We had no significant financing expense for the six-month periods ended June 30, 2010 and 2009. We earned $28,290 of interest income for the six month period ended June 30, 2010 as compared to $113,994 for the corresponding period in 2009. This income resulted from short term investments.

Net loss for the six-month period ended June 30, 2010 was approximately $8,588,767, as compared to approximately $4,143,429 for the corresponding period in 2009, an increase of $4,445,338. The net loss was abnormally affected by the non cash stock-based compensation attributable to the extension of expiry dates of options and results of operations can be more expected to reflect historical levels for the remainder of 2010, unless significant acquisitions are identified and concluded.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders except as disclosed in the unaudited Financial Statements at June 30, 2010. The Company has had no material changes to its off-balance sheet arrangements as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 15, 2010 and the unaudited Financial Statements at June 30, 2010 as provided herein under the section heading “Financial Statements” above.

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

Contractual Obligations

The Company has had no material changes to its contractual obligations as disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2010 and the unaudited Financial Statements at June 30, 2010 as provided herein under the section heading “Financial Statements” above.

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

Changes in Internal Control over Financial Reporting

During our most recently completed fiscal quarter ended June 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

During the quarter ended June 30, 2010, no unregistered securities were sold.

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

URANERZ ENERGY CORPORATION

By: /s/ Benjamin Leboe	By: /s/ Glenn Catchpole

Benjamin Leboe, Senior Vice President, Finance and	Glenn Catchpole, President and Principal Executive
Chief Financial Officer	Officer, Director
Date: August 9, 2010	Date: August 9, 2010