Form 10-Q
period 2010-09-30
URANERZ ENERGY CORP.
filed 2010-11-09
CIK 1162324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

_____________________________________________
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

Number of shares of issuer’s common stock outstanding at October 30, 2010: 64,229,887

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009

Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and Accumulated from May 26, 1999 (date of inception) to September 30, 2010

Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 and Accumulated from May 26, 1999 (date of inception) to September 30, 2010

Consolidated Statement of Stockholders’ Equity for the nine month period from January 1, 2010 to September 30, 2010

Notes to the Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	(RESERVED & REMOVED)

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

Item 1. Financial Statements

Uranerz Energy Corporation
(An Exploration Stage Company)

September 30, 2010

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	September 30,	December 31,
	2010	2009
	$	$
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	21,083,963	20,426,032
Marketable securities	–	8,766,943
Prepaid expenses and deposits (Note 6 (a))	798,268	696,843
Other current assets	27,586	23,709
Total Current Assets	21,909,817	29,913,527
Prepaid Expenses and Deposits (Note 6 (a))	837,583	37,000
Mineral Property Reclamation Bonds (Note 5(h))	319,721	318,783
Property and Equipment (Note 4)	538,080	540,979
Total Assets	23,605,201	30,810,289

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	293,165	185,962
Accrued liabilities (Note 6 (b))	588,466	463,865
Due to related parties (Note 8)	31,034	54,920
Current portion of loan payable (Note 7)	–	18,079
Total Liabilities	912,665	722,826

Commitments and Contingencies (Notes 5 and 11)
Stockholders’ Equity
Preferred Stock, 10,000,000 shares authorized, $0.001 par value; No shares issued and outstanding	–	–
Common Stock, 200,000,000 shares authorized, $0.001 par value; 64,194,887 shares issued and outstanding	64,195	64,195
Additional Paid-in Capital	103,703,570	98,811,898
Deficit Accumulated During the Exploration Stage	(81,253,683)	(68,843,151)
Total Stockholders’ Equity	22,514,082	30,032,942
Non-controlling Interest	178,454	54,521
Total Equity	22,692,536	30,087,463
Total Liabilities and Stockholders’ Equity	23,605,201	30,810,289

(The accompanying notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
(Unaudited)

	Accumulated From
	May 26, 1999
	(Date of Inception)	Three Months Ended		Nine Months Ended
	to September 30,	September 30,		September 30,
	2010	2010	2009	2010	2009
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses
Depreciation	523,705	51,127	44,165	146,286	129,976
Foreign exchange	32,608	3,704	(1,337)	5,187	936
General and administrative (Notes 8 and 9)	36,312,302	1,214,847	878,005	7,239,800	3,506,660
Mineral property expenditures	49,510,951	3,060,471	1,958,194	5,555,933	3,498,878
Total Operating Expenses	86,379,566	4,330,149	2,879,027	12,947,206	7,136,450
Operating Loss	(86,379,566)	(4,330,149)	(2,879,027)	(12,947,206)	(7,136,450)
Other Income (Expense)
Gain on sale of investment securities	79,129	–	–	–	–
Interest income	1,932,439	16,680	17,985	44,970	131,979
Loss on settlement of debt	(132,000)	–	–	–	–
Mineral property option payments received	152,477	–	–	–	–
Total Other Income	2,032,045	16,680	17,985	44,970	131,979
Loss From Continuing Operations	(84,347,521)	(4,313,469)	(2,861,042)	(12,902,236)	(7,004,471)
Discontinued Operations
Loss from discontinued operations	(28,732)	–	–	–	–
Gain on disposal of discontinued operations	979,709	–	–	–	–
Gain on Discontinued Operations	950,977	–	–	–	–
Net Loss	(83,396,544)	(4,313,469)	(2,861,042)	(12,902,236)	(7,004,471)
Net loss attributable to non-controlling interest	2,142,861	249,871	311,787	491,704	580,967
Net Loss Attributable to the Company	(81,253,683)	(4,063,598)	(2,549,255)	(12,410,532)	(6,423,504)
Amounts attributable to Company stockholders
Loss from continuing operations	(82,204,660)	(4,063,598)	(2,549,255)	(12,410,532)	(6,423,504)
Gain on discontinued operations	950,977	–	–	–	–
Net Loss Attributable to the Company	(81,253,683)	(4,063,598)	(2,549,255)	(12,410,532)	(6,423,504)
Net Loss Per Share – Basic and Diluted		(0.06)	(0.05)	(0.19)	(0.12)

Weighted Average Shares Outstanding		64,195,000	55,561,000	64,195,000	55,497,000

(The accompanying notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Accumulated From
	May 26, 1999
	(Date of Inception)	Nine Months Ended
	to September 30,	September 30,
	2010	2010	2009
	$	$	$
Operating Activities
Net loss	(81,253,683)	(12,410,532)	(6,423,504)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	523,704	146,286	129,976
Equity loss on investment	74,617	–	–
Gain on disposition of discontinued operations	(979,709)	–	–
Gain on sale of marketable securities	(79,129)	–	–
Loss on settlement of debt	132,000	–	–
Mineral property option payment received	(37,500)	–	–
Non-controlling interest	(2,142,861)	(491,704)	(63,568)
Warrants issued for mineral property costs	1,258,000	1,258,000	–
Stock issued to acquire mineral properties	19,090,000	–	–
Stock-based compensation	20,267,846	3,633,672	861,251
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(829,031)	(101,425)	(455,042)
Other current assets	(27,561)	(3,877)	(5,777)
Accounts payable and accrued liabilities	1,012,300	231,803	359,875
Due to related parties	501,794	(23,885)	(1,330)
Net Cash Used in Operating Activities	(42,489,213)	(7,761,662)	(5,598,119)
Investing Activities
Reclamation bonds	(319,721)	(938)	(379)
Acquisition of subsidiary, net cash paid	(48)	–	–
Prepaid expenses and deposits	(800,583)	(800,583)	–
Proceeds on maturity of marketable securities	20,548,664	8,766,943	6,453,569
Purchase of property and equipment	(963,370)	(143,387)	(73,133)
Purchase of marketable securities	(20,432,035)	–	–
Disposition of subsidiary	905,092	–	–
Net Cash Provided By (Used In) Investing Activities	(1,062,001)	7,822,035	6,380,057
Financing Activities
Repayment of loan payable	(98,414)	(18,079)	(25,294)
Advances from related party	10,700	–	–
Contributions from non-controlling interest	2,321,315	615,637	166,125
Proceeds from issuance of common stock	65,706,676	–	–
Stock issuance costs	(3,305,100)	–	–
Net Cash Provided By Financing Activities	64,635,177	597,558	140,831
Increase In Cash	21,083,963	657,931	922,769
Cash - Beginning of Period	–	20,426,032	821,242
Cash - End of Period	21,083,963	21,083,963	1,744,011
Non-cash Investing and Financing Activities
Sale of 60% of subsidiary for interest in mineral property	774,216	–	–
Investment securities received as a mineral property option payment	37,500	–	–
Purchase of equipment with loan payable	98,414	–	–
Common stock issued to settle debt	744,080	–	–
Common stock purchase warrants issued for mineral property costs	1,258,000	1,258,000	–
Common stock issued for mineral property costs	19,105,000	–	–
Supplemental Disclosures
Interest paid	12,608	424	2,462
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statement of Stockholders’ Equity
For the Nine Month Period Ended September 30, 2010
(Expressed in US dollars)
(Unaudited)

				Deficit
				Accumulated
			Additional	During the	Non-
	Common Stock		Paid-in	Exploration	Controlling
	Shares	Amount	Capital	Stage	Interest	Total
	#	$	$	$	$	$

Balance, December 31, 2009	64,194,887	64,195	98,811,898	(68,843,151)	54,521	30,087,463
Fair value of stock options granted	–	–	3,633,672	–	–	3,633,672
Fair value of warrants issued for mineral property costs	–	–	1,258,000	–	–	1,258,000
Net loss and comprehensive loss for the period	–	–	–	(12,410,532)	(491,704)	(12,902,236)
Change in non-controlling interest	–	–	–	–	615,637	615,637
Balance, September 30, 2010	64,194,887	64,195	103,703,570	(81,253,683)	178,454	22,692,536

(The accompanying notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2010
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

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission (“SEC”) instructions for companies filing Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2010, and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month and nine month period ended September 30, 2010 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2010. The interim unaudited consolidated financial statements have been condensed pursuant to the Securities and Exchange Commission's rules and regulations and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements and notes thereto for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K filed on March 15, 2010 with the SEC.

	b)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	c)	Marketable Securities

The Company defines marketable securities as income yielding securities that can be readily converted into cash. Examples of marketable securities include U.S. Treasury and agency obligations, commercial paper, corporate notes and bonds, time deposits, foreign notes and certificates of deposit. The Company accounts for its investment in debt and equity instruments under FASB ASC 320, Investments – Debt and Equity Securities. It follows the guidance provided by ASC 320 to assess whether investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense). Management determines the appropriate classification of such securities at the time of purchase and re-evaluates such classification as of each balance sheet date.

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
September 30, 2010
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

Financial instruments consist principally of cash and cash equivalents and short-term marketable securities, accounts payable and loans payable. Marketable securities consist of time deposits longer than three months and are classified as held to maturity securities. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments the fair value of cash equivalents and marketable securities is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

3.	Cash, Cash Equivalents and Marketable Securities

At September 30, 2010, the Company had $21,083,963 in cash and cash equivalents. Pursuant to ASC 820 the fair value of cash equivalents and marketable securities is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company places cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines.

4.	Property and Equipment

			September 30,	December 31,
			2010	2009
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Computers and office equipment	201,102	123,256	77,846	90,088
Field equipment	860,682	400,448	460,234	450,891
	1,061,784	523,704	538,080	540,979

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2010
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

On November 4, 2005, the Company entered into an option and joint venture agreement with another company (the “Optionee”) on the Company’s two mineral prospecting permits. In 2007 a total of seven claims were staked within the boundaries of the original two mineral prospecting permits. On April 24, 2008 the Optionee forfeited its right to earn an interest in the property. Four of the seven claims have expired and the remaining three claims are due to expire on January 30, 2011, unless the required minimum amount of exploration work is completed. As at September 30, 2010, the Company had received Cdn$50,000 of installment payments pursuant to this agreement, which were netted against mineral property expenditures.

b)

On November 18, 2005, the Company entered into an agreement to acquire a 100% interest in 10 mining claims located in the Powder River Basin area, Wyoming, in consideration of $250,000. The amounts were paid in installments and completed by January 2007.

c)

On December 9, 2005, the Company entered into an option agreement to acquire a 100% interest in 44 mining claims within six mineral properties located in the Powder River Basin area, Wyoming. As at December 31, 2007 all requirements of this option agreement were satisfied and a deed for the 44 claims was received. A royalty fee of between 6% - 8% is payable, based upon the uranium spot price at the time of delivery.

d)

On June 7, 2006, the Company entered into an Agreement with a company (the “Optionee”) on two of the Company’s exploration projects located within the Red Desert area of southwest Wyoming. Under the Agreement the Company and the Optionee are to form a joint venture to conduct further exploration and to develop the properties. The Optionee had the right to earn a 50% equity interest in the joint venture during the first phase of the exploration program by managing the property, incurring a minimum $100,000 per year of exploration costs on the projects, and incurring $750,000 of exploration costs, within three years of inception of the agreement. On August 18, 2009 the Optionee terminated the Agreement and relinquished all right, title and interest in the lode mining claims and state leases that are part of the Agreement.

e)

On October 30, 2006, the Company entered into an agreement with an officer and director of the Company (the “Related Party”), to use certain geological reports held by the Related Party for the purposes of staking and acquiring potential areas of interest in exchange for $402,250 paid with the issuance of 160,900 common shares in 2008.

	f)	On February 1, 2007, the Company acquired three mineral properties consisting of 138 unpatented lode mining claims located in Campbell County, Wyoming for a total purchase price of $3,120,000.

	g)	In 2007, the Company acquired several mining leases in Briscoe County, Texas for a total purchase price of $60,817.

	h)	Reclamation bonds totaling $319,721 (December 31, 2009 - $318,783) are pledged to the State of Wyoming, Department of Environmental Quality, for property reclamation.

i)

On January 15, 2008, the Company acquired an undivided eighty-one percent (81%) interest in approximately 82,000 acres (33,100 hectares) of mineral properties located in the central Powder River Basin of Wyoming, and entered into a venture agreement (the “Arkose Mining Venture”) with the vendor pursuant to which the Company will explore the properties. In accordance with the terms of the September 19, 2007 Purchase Agreement, the Company paid $5,757,043 cash and issued 5,750,000 shares of the Company’s common stock at a fair value of $19,090,000 to acquire the 81% interest. At January 15, 2008, the acquisition cost of $24,847,043 was allotted as follows:

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
September 30, 2010
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

	p)	On January 26, 2010, the Company acquired Geological Data on the North Reno Creek uranium prospect located in Campbell County, Wyoming for a total purchase price of $600,000.

	q)	On July 2, 2010 the Company paid the remaining $606,780 of a $674,200 customer advance for the provision of electricity to the Company’s Nichols Ranch Uranium In-Situ Recovery Project.

	r)	On July 29, 2010 the Company decided not to renew 295 mineral claims owned 100% by the Company and 1,266 mineral claims owned by the Arkose Mining Venture.

s)

On August 13, 2010, the Company acquired Geological Data on Powder River Basin, Wyoming by issuing warrants with a fair value of $1,258,000 to purchase 2,000,000 common shares of the Company at an exercise price of $3.00.

6.	Balance Sheet Details

	a)	The components of prepaid expenses and deposits are as follows:

	September 30,	December 31,
	2010	2009
	$	$

Consulting	23,661	–
Insurance	40,597	82,929
Lease costs	541,007	560,023
Other	22,601	8,672
Surface use and damage costs	170,402	45,219

Current prepaid expenses and deposits	798,268	696,843

Deposits	41,233	37,000
Power supply advance	674,200	–
Power supply deposit	122,150	–

Non-current prepaid expenses and deposits	837,583	37,000

b)	The components of accrued liabilities are as follows:

	September 30,	December 31,
	2010	2009
	$	$

Reclamation costs	73,866	75,540
Mineral exploration expenses	501,505	388,325
Other	13,095	–

Total accrued liabilities	588,466	463,865

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2010
(Expressed in US dollars)
(Unaudited)

7.	Loan Payable

	September 30,	December 31,
	2010	2009
	$	$
Loan payable to a vendor, interest imputed at 8% per annum, maturing September 2010, and secured by field equipment	–	18,079

Less current portion:	–	(18,079)

	–	–

8.	Related Party Transactions / Balances

a)

During the nine months ended September 30, 2010, the Company incurred $131,355 (2009 - $134,468) for contracted office and administrative services (included in general and administrative expenses) to a company controlled by a director who is Executive Chairman of the Company.

b)

During the nine months ended September 30, 2010, the Company incurred $667,947 (2009 - $618,627) for consulting services (included in general and administrative expenses) provided by Officers. Other general and administrative expenses were reimbursed in the normal course of business. At September 30, 2010, consulting services and expenditures incurred on behalf of the Company of $31,034 (December 31, 2009 - $54,920) are owed to these Officers, and these amounts are unsecured, non-interest bearing, and due on demand.

c)

During the nine months ended September 30, 2010, the Company paid fees of $117,625 (2009 - $90,500) to five non-executive directors of the Company for their services as directors. Other general and administrative expenses were reimbursed to the directors in the normal course of business.

9.	Stock Based Compensation

The Company adopted a Stock Option Plan dated November 7, 2005 under which the Company is authorized to grant stock options to acquire up to a total of 10,000,000 shares of common stock. No options shall be issued under the Stock Option Plan at a price per share less than the defined Market Price. On June 11, 2008, the Company modified the Stock Option Plan to define Market Price as the volume weighted average trading price of the Company’s common shares on the Toronto Stock Exchange or American Stock Exchange, now the NYSE Amex, whichever has the greater trading volume for the five trading days before the date of grant. At September 30, 2010, the Company had 1,939,860 shares of common stock available to be issued under the Plan.

During the nine months ended September 30, 2009, the Company granted 1,427,500 stock options with immediate vesting to directors, officers, employees and consultants to acquire 1,327,500 common shares at an exercise price of $0.65 per share for 2 - 7 years and 100,000 common shares at an exercise price of $2.07 per share for 10 years. During the nine months ended September 30, 2009, the Company recorded stock-based compensation for the vested options of $861,251, as general and administrative expense related to these options.

On March 3, 2010, the Company modified the terms of 5,286,700 outstanding options. The weighted average grant date fair value of the modified stock options was $0.49 and the Company recognized an additional $2,535,808 stock based compensation expense which is included in general and administrative expense related to these options.

During the nine months ended September 30, 2010, the Company granted 1,190,000 stock options to directors, officers, employees and consultants to acquire 702,500 common shares at an exercise price of $1.33 per share for 5 - 10 years, 185,000 common shares at an exercise price of $1.35 per share for 1.5 years, 100,000 common shares at an exercise price of $1.40 per share for 10 years, 200,000 common shares at an exercise price of $1.64 per share for 1.5 years, and 2,500 common shares at an exercise price of $1.20 per share for 1.5 years. During the nine months ended September 30, 2010, the Company recorded stock-based compensation for the vested options of $1,097,864, as general and administrative expense related to these options.

The fair value for stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average grant date fair value of stock options granted during the nine months ended September 30, 2010 and 2009 were $0.90 and $0.63 per share, respectively.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2010
(Expressed in US dollars)
(Unaudited)

9.	Stock Based Compensation (continued)

The weighted average assumptions used are as follows:

	Nine Months Ended
	September 30,	September 30,
	2010	2009

Expected dividend yield	0%	0%
Risk-free interest rate	1.61%	1.38%
Expected volatility	107%	130%
Expected option life (in years)	3.32	3.99

The total intrinsic value of stock options exercised during the nine months ended September 30, 2010 and 2009, was $nil and $276,400 respectively.

The following table summarizes the continuity of the Company’s stock options:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
		$		$

Outstanding, December 31, 2009	5,949,700	1.88

Granted	1,190,000	1.39

Outstanding, September 30, 2010	7,139,700	1.79	6.13	2,657,207

Exercisable, September 30, 2010	7,064,700	1.80	6.10	2,646,707

A summary of the status of the Company’s non-vested options at September 30, 2010, and changes during the nine months ended September 30, 2010 are presented below:

		Weighted
		Average
	Number of	Grant Date
	Options	Fair Value
		$

Non-vested at December 31, 2009	127,000	1.33

Granted	1,190,000	0.90
Vested	(1,242,000)	0.93

Non-vested at September 30, 2010	75,000	1.16

As at September 30, 2010, there was $61,738 in total unrecognized compensation cost related to non-vested stock option agreements. This cost is expected to be recognized over a weighted average period of 0.66 years.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2010
(Expressed in US dollars)
(Unaudited)

10.	Stock Purchase Warrants

On April 15, 2010, 4,932,498 warrants exercisable at $3.50 per share expired.

On August 13, 2010, the Company granted warrants to purchase 2,000,000 shares of common stock to a third party in exchange for the acquisition of intellectual property related to certain uranium prospects. Each warrant entitles the holder to acquire one common share of the Company for $3.00. The warrants have a four year term and vest as to 25% in July 2010, 2011, 2012 and 2013, respectively. (Note 5(s)).

A summary of the changes in the Company’s common share purchase warrants is presented below:

		Weighted Average
	Number	Exercise Price
		$
Balance December 31, 2009	9,182,498	3.27
Expired	(4,932,498)	3.50
Issued	2,000,000	3.00
Balance September 30, 2010	6,250,000	3.00

As at September 30, 2010, the following common share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
	$
4,250,000	3.00	April 27, 2012
2,000,000	3.00	June 30, 2014

11.	Shareholder Rights Plan

The Company has adopted a Shareholder Rights Plan (the "Plan"). The Plan confers one right (a "Right") for each outstanding share of common stock of the Company to shareholders of record on August 25, 2010. Each Right will be evidenced by the Company's shares of the common stock and will trade with the Company's shares of common stock. Under the terms of the Plan, the Rights separate and become exercisable if a person or group acquires 20% or more of the Company's common stock other than through a take-over bid which meets certain requirements, among them that the offer be extended to all shareholders, that it remain open for 60 days, and that it receive approval of not less than 50% of independent shareholders. If a flip-in event is triggered, as described in the Plan, the Rights entitle the holder of each Right to purchase for $8.75 that number of shares of common stock of the Company which has a market value of twice the exercise price, subject to certain adjustments as provided under the Plan. The Plan is effective for a three year period.

12.	Commitments

a)

The Company has employment or consulting services agreements with each of its executives. Officers with contracts for services have notice requirements which permit pay in lieu of notice and all officers are due a termination payment following a change in control of the Company.

	b)	On September 18, 2008, the Company signed two mining lease agreements which require ten annual payments of $75,000. The first two payments have been made. Refer to Note 5(l).

c)

Effective September 1, 2008, the Company amended its office and administration services agreement with a company controlled by a director, for an amount of $16,660 (Cdn$17,000) per month, extending its term to August 31, 2010 when it expired without renewal.

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

e)

On May 1, 2009, the Company agreed to pay an estimated cost of $202,987, subsequently revised to $163,107, for the Nichols Ranch Power Line Extension Project. As at September 30, 2010, a $40,957 payment for engineering and design has been paid and recorded as an expense and $122,150 has been paid as a deposit which will be reclassified upon obtaining construction approval.

	f)	On May 19, 2010, the Company signed an office premises lease for a period of three years commencing September 1, 2010. Rent is approximately $49,592 (Cdn$50,604) per annum.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2010
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

Prior to the year ended December 31, 2008, the Company only had one operating segment. Financial statement information by operating segment for the three and nine months ended September 30, 2010 and 2009 is presented below:

	September 30, 2010			December 31, 2009
	Total	Uranerz	Arkose	Total	Uranerz	Arkose
	$	$	$	$	$	$
Assets	23,605,201	22,697,546	907,655	30,810,289	30,153,087	657,202

	For the			For the
	Nine Months Ended			Nine Months Ended
	September 30, 2010			September 30, 2009
	Total	Uranerz	Arkose	Total	Uranerz	Arkose

Net loss	(12,410,532)	(11,164,149)	(1,246,383)	(6,423,504)	(4,903,646)	(1,519,858)
Foreign exchange	(5,187)	(5,187)	–	(936)	(936)	–
Interest income	44,970	44,970	–	131,979	131,979	–
Depreciation	(146,286)	(146,286)	–	(129,976)	(129,976)	–

	For the			For the
	Three Months Ended			Three Months Ended
	September 30, 2010			September 30, 2009
	Total	Uranerz	Arkose	Total	Uranerz	Arkose

Net loss	(4,063,598)	(3,340,267)	(723,331)	(2,549,255)	(1,632,562)	(916,693)
Foreign exchange	(3,704)	(3,704)	–	1,337	1,337	–
Interest income	16,680	16,680	–	17,985	17,985	–
Depreciation	(51,127)	(51,127)	–	(44,165)	(44,165)	–

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains "forward-looking-statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and, if warranted, development of our properties, plans related to our business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as "expects" or "does not expect", "is expected", "anticipates" or "does not anticipate", "plans", "estimates" or "intends", or stating that certain actions, events or results "may", "could", "would", "might" or "will" be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

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
  risks related to security of our cash and investments;
  risks related to our issuance of additional shares of common stock;
  risks related to acquisition and integration issues; and
  risks related to defects in title to our mineral properties.

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled "Risk Factors and Uncertainties" contained in our annual report on Form 10-K for the year ended December 31, 2009 and filed with the Securities and Exchange Commission on March 15, 2010. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

General

Uranerz Energy Corporation is a U.S.-based uranium company focused on achieving near-term commercial in-situ recovery (“ISR”) uranium production. ISR is a mining process that uses a “leaching solution” to extract uranium from underground ore bodies; it is the generally accepted extraction technology (36% of world production in 2009) used in the Powder River Basin area of Wyoming. The Company controls a large strategic land position in the Pumpkin Buttes Uranium Mining District of the central Powder River Basin of Wyoming, U.S.A. Two of these ISR projects are currently in the advanced permitting and licensing stage and a third is at an early stage.

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

Our Powder River Basin properties include:

  our 100% owned properties that totaled 26,144 acres as of September 30, 2010; and
  our 81% interest in Arkose Mining Venture properties that totaled 67,273 acres as of September 30, 2010.

Our 100% owned properties are comprised of unpatented mineral lode claims, state leases and fee (private) mineral leases, summarized as follows:

Property Composition	Ownership Interest (1)	Number of Claims/ Leases	Acreage
Unpatented Lode Mining Claims	100%	857	17,140
State Leases	100%	7	6,480
Fee (private) Mineral Leases	100%	23	2,524
Total			26,144 acres

(1) Subject to various royalties.

Our 100% owned properties in the Powder River Basin include the following property units:

Property	No. Claims	Acreage

Doughstick	22	440
Collins Draw	32	640
North Rolling Pin	54	1,080
Hank	66	1,320
Nichols Ranch	36	720
South Willow Creek	11	220
West North-Butte	125	2,500
East Nichols	44	880
North Nichols	107	2,140

TOTAL	497	9,940 acres

The Arkose Mining Venture properties are comprised of unpatented lode mining claims, state leases and fee (private) mineral leases, summarized as follows:

		Number of Claims/
Property Composition	Ownership Interest (1)	Leases	Acreage
Unpatented Lode Mining Claims	81%	2,857	46,763
State Leases	81%	3	2,080
Fee (private) Mineral Leases	81%	68	18,430

Total			67,273 acres

(1) Subject to various royalties.

Through a combination of claim staking, purchasing and leasing, we have also acquired interests in several projects that lie within the Powder River Basin but outside of the project areas discussed above. These properties include the Verna Ann, Niles Ranch, and Reno Creek projects. These projects are located in sandstone basins of Tertiary age with known uranium mineralization. However, due to our focus on other projects, we have not yet initiated exploration work on the aforementioned projects.

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

As of September 30, 2010, we are proceeding to obtain operating permits on three uranium mining units in the Powder River Basin area of Wyoming that we feel have the potential, based on data in our possession, of being developed into commercial ISR uranium mines. Additional units may be added as we assess our geological data. We plan to use the ISR mining process. In this process, a ‘leaching’ agent, which contains an oxidant such as oxygen with sodium bicarbonate (commonly known as baking soda) and carbon dioxide, is added to the native groundwater and injected through wells into the ore body in a sandstone aquifer to dissolve the uranium. This solution is then pumped via other wells to the surface for processing into finished yellowcake product ready for sale to utilities requiring nuclear fuel for operations — resulting in a cost-efficient and, relative to other common mining methods, a more environmentally friendly mining process.

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

During the third quarter of 2010 we:

  Continued to execute the 2010 exploration program in the Northeast targets area. From July 1 through September 30, 2010 we completed an additional 129 holes with a total of 101,038 feet drilled. Drilling was primarily in the North Buck and Kermit project areas.
  Completed our analysis of acquired historic geologic information, drilled 49 holes and one test well for a NI 43- 101 technical report detailing the resources on our Reno Creek property.
  Acquired the Excalibur/Mountain West log library of drill logs, drill hole maps and geologic cross sections for the Pumpkin Buttes area and commenced a detailed assessment of the data.
  Completed installation of 10 of 26 planned environmental wells in the Jane Dough project area.
  Adopted a Shareholders Rights Plan to ensure that shareholders of the Company are treated fairly in connection with any bid to acquire control of the Company.
  Developed a procurement plan for building the Nichols Ranch central processing plant.
  Retained construction management and refined plans for the Nichols Ranch ISR Uranium Project.
  Initiated baseline air sampling surveys for Jane Dough permitting; completed cultural resource, vegetation, and wetland surveys.
  Received Wyoming Department of Environmental Quality review and approval of all current drilling sites and reclaimed drilling areas.

For the remainder of 2010, we will continue with the planned exploration program focusing on drilling targets in North Buck. Additionally, we will continue installing environmental wells at the Jane Dough property and planning will continue for a commercial well field while waiting for approval of mining permits for the Nichols Ranch ISR Uranium Project.

Financial Position

The Company's overall financial position is disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 15, 2010 and the unaudited consolidated Financial Statements at September 30, 2010 as provided herein under the section heading "Financial Statements" above.

Liquidity and Capital Resources

We are carrying out an exploration, environmental and mine design program with a budget of approximately $8,900,000 in 2010. This plan, plus general and administrative expenses of approximately $5,100,000, amounts to cash requirements of approximately $14,000,000 for the year ending December 31, 2010 as reported in Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2009 under the heading "Description of Properties", previously filed with the SEC on March 15, 2010. Mineral property acquisitions, dependent upon opportunities that may arise, and Nichols Ranch ISR Uranium Project capital costs will be additional expenditures. During the nine months ended September 30, 2010, mineral property expenditures incurred were $5,555,933, including $1,858,000 for the acquisition of geologic data.

At September 30, 2010 we had cash and short term securities of $21,083,963 and working capital of $20,997,152, as compared to cash and short term securities of $29,192,975 and working capital of $29,227,701 as at December 31, 2009. Our working capital at December 31, 2009 included $8,766,943 of short term marketable securities which are equivalent to cash for operational purposes; at September 30, 2010 our cash is invested in bank guaranteed savings accounts which, although available on demand, yield favorable rates of return.

Net cash used in operating activities was $7,761,662 for the nine months ended September 30, 2010, compared to $5,598,119 for the corresponding period in 2009. The increase in net cash used in operations of $2,163,543 resulted primarily from an increase in cash expenditures for general and administrative expenses of $960,719 and mineral property expenditures of $799,055 over 2009. Net cash used to purchase property and equipment was $143,387 for the nine months ended September 30, 2010, compared to $73,133 used in the corresponding period in 2009; changes in short term marketable securities increased cash by $8,766,943 in the nine months ended September 30, 2010, compared to $6,453,569 provided in the corresponding period in 2009.

Net cash provided by financing activities amounted to $597,558 for the nine months ended September 30, 2010, relating to loan repayments of $18,079 and contributions from non-controlling interest of $615,637, compared to $140,831 provided in the corresponding period in 2009 when $25,294 of loans were repaid, and $166,125 was provided by contributions from non-controlling interests.

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

Results of Operations

Three-month period ended September 30, 2010 compared to three-month period ended September 30, 2009

Revenue and Operating Expenses

We have not earned any revenues to date and we anticipate that we will not generate any revenues during the twelve-month period following the date of this quarterly report.

We incurred total operating expenses of approximately $4,330,149 for the three-month period ended September 30, 2010, as compared to $2,879,027 for the corresponding period in 2009. The increase of operating expenses in the amount of $1,451,122 was primarily attributable to a $336,842 increase in general and administrative expenses in support of corporate development and a $1,102,277 increase in mineral property expenditures.

We had no significant financing expense for the three-month periods ended September 30, 2010 and 2009. We earned $16,680 of interest income for the three-month period ended September 30, 2010 as compared to $17,985 for the corresponding period in 2009. This income resulted from short term investments which are realizing low returns.

Net loss for the three-month period ended September 30, 2010 was approximately $4,063,598, as compared to approximately $2,549,255 for the corresponding period in 2009.

Nine-month period ended September 30, 2010 compared to nine-month period ended September 30, 2009

We incurred total operating expenses of approximately $12,947,206 for the nine-month period ended September 30, 2010, as compared to $7,136,450 for the corresponding period in 2009. The increase of operating expenses in the amount of $5,810,756 was primarily attributable to a $2,772,421 increase in stock-based compensation included in general and administrative expenses and a $2,057,055 increase in mineral property expenditures.

We had no significant financing expense for the nine-month periods ended September 30, 2010 and 2009. We earned $44,970 of interest income for the nine month period ended September 30, 2010 as compared to $131,979 for the corresponding period in 2009. This income resulted from short term investments.

Net loss for the nine-month period ended September 30, 2010 was approximately $12,410,532 as compared to approximately $6,423,504 for the corresponding period in 2009, an increase of $5,987,028. The net loss was abnormally affected by the non-cash stock-based compensation attributable to the extension of expiry dates of options and the acquisition of geologic data; the results of operations can be more expected to reflect historical levels for the remainder of 2010, unless significant acquisitions are identified and concluded.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders except as disclosed in the unaudited Financial Statements at September 30, 2010. The Company has had no material changes to its off-balance sheet arrangements as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 15, 2010 and the unaudited Financial Statements at September 30, 2010 as provided herein under the section heading "Financial Statements" above.

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

Mineral Property Costs

The Company is primarily engaged in the acquisition, exploration and development of mineral properties. Mineral property acquisition costs are capitalized in accordance with EITF 04-2 "Whether Mineral Rights Are Tangible or Intangible Assets" when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met. In the event that a mineral property is acquired through the issuance of the Company's shares, the mineral property will be recorded at the fair value of the respective property or the fair value of common shares, whichever is more readily determinable.

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

Contractual Obligations

The Company has had no material changes to its contractual obligations as disclosed in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2010 and the unaudited Financial Statements at September 30, 2010 as provided herein under the section heading "Financial Statements" above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our operations are not yet exposed to risks associated with commodity prices, interest rates and credit. Commodity price risk is defined as the potential loss that we may incur as a result of changes in the fair market value of uranium. Interest rate risk results from our debt and equity instruments that we issue to provide financing and liquidity for our business. Credit risk would arise from the extension of credit throughout all aspects of our business but is not yet significant. Industry-wide risks can, however, affect our general ability to finance exploration, and development of exploitable resources; such effects are not predictable or quantifiable.

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

Changes in Internal Control over Financial Reporting

During our most recently completed fiscal quarter ended September 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2010, no unregistered securities were sold.

Item 3. Defaults upon Senior Securities

None.

Item 4. (RESERVED & REMOVED)

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are attached to this Quarterly Report on Form 10-Q:

Exhibit
Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws, as amended (1)
3.3	Articles of Amendment filed July 5, 2005 (2)
3.4	Articles of Amendment filed August 8, 2008(3)
3.5	Articles of Amendment filed July 8, 2009(4)
4.1	Share Certificate (1)
4.2	Form of Lock-up Agreement(6)
4.3	Warrant Indenture, dated October 27, 2009(7)
4.4	Shareholders Rights Plan Agreement between the Company and Corporate Stock Transfer, Inc. dated August 25, 2010(8)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Registrant’s Form SB-2 filed March 15, 2002
(2)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB filed April 14, 2006
(3)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed August 11, 2008
(4)	Previously filed as an exhibit to the Registrant’s Form S-3 filed July 9, 2009
(5)	Previously filed as an exhibit to the Registrant’s Form S-3 filed July 9, 2009
(6)	Previously filed as an exhibit to the Registrant’s Form 8-K, filed October 22, 2009
(7)	Previously filed as an exhibit to the Registrant’s Form 8-K, filed October 27, 2009
(8)	Previously filed as an exhibit to the Registrant’s Form 8-K, filed August 26, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URANERZ ENERGY CORPORATION

By: /s/ Benjamin Leboe	By: /s/ Glenn Catchpole

Benjamin Leboe, Senior Vice President, Finance and Chief Financial Officer	Glenn Catchpole, President and Principal Executive Officer, Director
Date: November 8, 2010	Date: November 8, 2010