Form 10-K
period 2010-12-31
URANERZ ENERGY CORP.
filed 2011-03-15
CIK 1162324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________

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
Yes [ ] No[X]

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [X]	Non-Accelerated Filer [ ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $60,000,000

The number of shares of the Registrant’s Common Stock outstanding as of March 1, 2011 was 75,699,074.

Documents Incorporated by Reference: To the extent herein specifically referenced in Part III, portions of the Registrant’s Definitive Proxy Statement on Schedule 14A for the 2011 Annual General Meeting of Shareholders.

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
  risks related to dilution;
  risks related to our lack of dividends;
  risks related to our ability to access capital;
  risks related to market events;
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

History

Uranerz was relatively inactive from 1999 until 2005 when it acquired mineral prospecting permits in Saskatchewan, mineral licenses in Mongolia and mining claims and leases in Wyoming. Exploration commenced in 2005 and has continued through 2010. In 2007 we filed uranium mining applications for a project in Wyoming. In 2008 we sold our Mongolian properties and have terminated exploration in Saskatchewan. We continue to acquire additional mineral properties and conduct exploration drilling while pursuing mining permits in Wyoming. We have increased our personnel and operational consultants to move some of our Wyoming properties into the mine planning and permitting stage. The development of our first mine, Nichols Ranch ISR Uranium Project, is expected to begin in 2011.

Our Business

We are an exploration stage company engaged in the acquisition, exploration and, when warranted, development of uranium properties. We have an interest in the properties described below.

We are principally focused on the exploration of our properties in the Powder River Basin area of Wyoming. We are exploring these properties with the objective of assessing their viability for commercial in-situ recovery (which we may also refer to herein as ISR) uranium mining projects. ISR is a mining process that uses a “leaching solution” to extract uranium from underground ore bodies. We also own interests in properties in the Great Divide Basin area of Wyoming, and in Texas.

We have applied for mine operating permits on two of our properties in the Powder River Basin area of Wyoming. We have received the Wyoming DEQ permits and are currently awaiting the NRC Source Materials License for developing our commercial in-situ recovery uranium mines. We are also assembling baseline data to permit additional properties in the Powder River Basin area of Wyoming which appear to have potential for development.

Recent Corporate Developments

The following significant corporate developments occurred during our fiscal year ended December 31, 2010:

1. We issued 454,100 common shares upon the exercise of stock options for gross cash proceeds of $431,915;

2. We completed a public offering of 6,147,446 common shares, for gross cash proceeds of $20,000,000;

3. We continued our exploration program in Wyoming and significantly increased resources reported under NI 43-101 guidelines – see details under the section heading “Item 2 – Description of Properties”;

4. We continued to advance the licensing and permitting process to construct and operate in-situ recovery uranium facilities on our Nichols Ranch and Hank projects;

5. We started the licensing and permitting process to construct and operate in-situ recovery uranium facilities on our Jane Dough project;

6. We acquired extensive Geological Data on our North Reno Creek uranium prospect located in Campbell County, Wyoming;

7. We acquired the Excalibur/Mountain West log library of some 15,902 drill logs, drill hole maps and geologic cross sections for the Pumpkin Buttes area and commenced a detailed assessment of the data;

8. We completed the design of our proposed Nichols Ranch and Hank mining and processing facilities; and

9. We adopted a Shareholder Rights Plan designed to ensure that all of the Company’s shareholders receive fair and equal treatment in situations where an unsolicited offer to acquire the Company is made.

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

ISR Mining Process

We plan to use the process of in-situ recovery mining, a process that uses a 'leaching' solution to extract uranium from underground ore bodies. The 'leaching' agent, which contains an oxidant such as oxygen with sodium bicarbonate (commonly known as baking soda) or carbon dioxide, is added to the native groundwater and injected through wells into the ore body in a sandstone aquifer to dissolve the uranium. This solution is then pumped via other wells to the surface for processing -- resulting in a cost-efficient and environmentally friendly mining process.

The ISR mining process differs dramatically from conventional mining techniques in that ISR mining leaves the rock matrix in place. The ISR technique avoids the movement and milling of rock and ore as well as mill tailing waste associated with more traditional mining methods.

Minerals Exploration Regulation

Our uranium mineral exploration and development activities are, and our production activities (if and when they occur) will be, subject to extensive laws and regulations governing exploration, development, production, exports, taxes, labor standards, occupational health, waste disposal, protection and remediation of the environment, protection of endangered and protected species, mine safety, toxic substances and other matters. Uranium minerals exploration is also subject to risks and liabilities associated with pollution of the environment and disposal of waste products occurring as a result of mineral exploration and production.

Compliance with these laws and regulations may impose substantial costs on us and will subject us to significant potential liabilities. Changes in these regulations could require us to expend significant resources to comply with new laws or regulations or changes to current requirements and could have a material adverse effect on our business operations.

Minerals exploration operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated, causing an adverse effect on our business operations. Minerals exploration operations are subject to federal and state laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Minerals exploration operations are also subject to federal and state laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal and state authorities may be changed and any such changes may have material adverse effects on our activities. As of the date of this annual report, other than with respect to the posting of a performance bond, we have not been required to spend material amounts on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations. Environmental regulation is discussed in further detail in the following section.

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

Waste Disposal

The Resource Conservation and Recovery Act ("RCRA"), and comparable state statutes, affect minerals exploration and production activities by imposing regulations on the generation, transportation, treatment, storage, disposal and cleanup of hazardous wastes and on the disposal of non-hazardous wastes. Under the auspices of the United States Environmental Protection Agency (the "EPA"), the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements.

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

Underground Injection Control ("UIC") Permits

The federal Safe Drinking Water Act creates a nationwide regulatory program protecting groundwater. This act is administered by the EPA. However, to avoid the burden of dual federal and state (or Indian tribal) regulation, the Safe Drinking Water Act allows for the UIC permits issued by states (and Indian tribes determined eligible for treatment as states) to satisfy the UIC permit required under the Safe Drinking Water Act under two conditions. First, the state's program must have been granted primacy. Second, the EPA must have granted, upon request by the state, an aquifer exemption. The EPA may delay or decline to process the state's application if the EPA questions the state's jurisdiction over the mine site.

Segment Information

Segment information relating to the Company is provided in Note 16 to our financial statements under the section heading “Item 8. Financial Statements and Supplementary Data” below.

Employees

Currently we have sixteen full-time employees, five full time operational consultants and one part-time operational consultant. We operate in established mining areas, which we believe have sufficient available personnel for our business plans.

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

Uranerz Energy Corporation
Investor Relations
Suite 1410 – 800 West Pender Street
Vancouver, BC, Canada V6C 2V6
Telephone: 1 800 689 1659	Email: info@uranerz.com

Additionally, our corporate governance guidelines, Code of Ethics and the charters of each of the standing committees of our Board of Directors are available on our website. We will furnish copies of such information free of charge upon written request to our Investor Relations department.

ITEM 1A. RISK FACTORS

Stockholders should carefully consider the risks and uncertainties described below.

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

We were incorporated in 1999 and we began to implement our current business strategy in the uranium industry in the beginning of 2005. Our operating cash flow needs have been financed primarily through issuances of our common stock. As a result, we have little historical financial and operating information available to help you evaluate our performance or an investment in our securities.

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

Because some of our officers and directors do not have technical training or experience in exploring for, starting, and operating a mine, we may have to hire qualified personnel. If we can’t locate qualified personnel, we may have to suspend or cease exploration activity.

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

Because a significant portion of our anticipated revenues are expected to be derived from the sale of uranium, our net earnings, if any, can be affected by the long- and short-term market price of U3O8. Uranium prices are subject to fluctuation. The price of uranium has been and will continue to be affected by numerous factors beyond our control. With respect to uranium, such factors include the demand for nuclear power, political and economic conditions in uranium producing and consuming countries, uranium supply from secondary sources, uranium production levels and costs of production. Spot prices for U3O8 were at $20.00 per pound U3O8 in December 2004, and then, to $35.25 per pound in December 2005 and $72.00 per pound in December 2006. During 2007 the spot price reached a high of $138.00 per pound. The spot price of U3O8 was approximately $90.00 per pound in December 2007. The spot price declined during 2008, reaching a low of $44.00 per pound in October. In 2009, the spot price of U3O8 had a high of $51.50 and a low of $42.00. In 2010 the spot price had a high of $62.50 and a low of $40.75. The spot price of U3O8 was approximately $62.25 per pound and the long term price was approximately $65.00 per pound in December 2010.

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

Because we have not put a mineral deposit into production before, we may have to acquire outside expertise. If we are unable to acquire such expertise we may be unable to put our properties into production.

Our Board of Directors includes six individuals, two of whom are in operational management, that have technical or financial experience in placing mining projects into production. However, we may also be dependent upon using the services of appropriately experienced personnel or entering into agreements with other companies that can provide such expertise.

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

The market for our common stock may be highly volatile for reasons both related to the performance of the Company or events pertaining to the industry (i.e. mineral price fluctuation/high production costs/accidents) as well as factors unrelated to the Company or its industry. In particular, market demand for uranium fluctuates from one business cycle to the next, resulting in change of demand for the mineral and an attendant change in the price for the mineral. Our common stock can be expected to be subject to volatility in both price and volume arising from market expectations, announcements and press releases regarding our business, and changes in estimates and evaluations by securities analysts or other events or factors. In recent years, the securities markets in the United States have experienced a high level of price and volume volatility, and the market price of securities of many companies, particularly small-capitalization companies, have experienced wide fluctuations that have not necessarily been related to the operations, performances, underlying asset values, or prospects of such companies. For these reasons, the price of our common stock can also be expected to be subject to volatility resulting from purely market forces over which we will have no control.

Granting of options may negatively impact the value of our common shares.

Because the success of the Company is highly dependent upon its respective employees, we may in the future grant to some or all of our key employees, directors and consultants, options to purchase shares of our common stock as non-cash incentives. Those options may be granted at exercise prices equal to market prices at times when the public market is depressed. To the extent that significant numbers of such options may be granted and exercised, the interests of the other stockholders of the Company may be diluted.

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

The value of an investment in our shares of common stock could decline substantially.

The market price for shares of our common stock has been and can be expected to remain highly volatile. As a result, shareholders might experience an extreme variation in the value of their holdings. Trading prices of many exploration stage companies, including us, have experienced price and volume fluctuations which have, at times, been seemingly unrelated to the performance of the companies whose securities were affected.

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

Beginning in late 2007, the U.S. credit markets began to experience serious disruption due to a deterioration in residential property values, defaults and delinquencies in the residential mortgage market (particularly, subprime and non-prime mortgages) and a decline in the credit quality of mortgage backed securities. These problems led to a slow-down in residential housing market transactions, declining housing prices, delinquencies in non-mortgage consumer credit and a general decline in consumer confidence. These negative conditions peaked in 2008, causing a loss of confidence in the broader U.S. and global credit and financial markets and resulting in the collapse of, and government intervention in, major banks, financial institutions and insurers and creating a climate of greater volatility, less liquidity, widening of credit spreads, a lack of price transparency, increased credit losses and tighter credit conditions. Various actions by the U.S. and foreign governments are targeting general conditions of the capital markets, financial instruments, banks, investment banks, insurers and other financial institutions to stabilize and improve the broader credit and stock markets. The general economic indicators, including low consumer sentiment, high unemployment and low economic growth indicate continued economic uncertainty.

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

We are focused on both the exploration and development of our properties in the Powder River Basin area of Wyoming. We are exploring these properties with the objective of assessing their viability for commercial ISR uranium mining. ISR is a mining process that uses a “leaching solution” to extract uranium from underground ore bodies.

Concurrent with our exploration activities, we are also preparing the Nichols Ranch Unit for construction of the central processing plant and well field which is expected to begin in 2011. We applied for and expect to receive our mine construction and operating permits on two of our properties in the Powder River Basin area of Wyoming, known as the Nichols Ranch and Hank Units in 2011. We believe that these properties have the potential, based on data in our possession, of being developed into commercial ISR uranium mines. These permits will allow us to produce uranium yellowcake concentrate, which can be sold directly to utilities for fuel used in nuclear electrical generating facilities. Because of the long lead times for environmental permitting of mining operations in North America, we filed applications to the State of Wyoming (WDEQ) and the US Nuclear Regulatory Commission (NRC) for permits for the Nichols Ranch ISR Uranium Project in December 2007. The status of our permitting activities is described more fully below under the heading “Nichols Ranch ISR Uranium Project”.

Our Wyoming properties totaling 100,337 acres include:

Powder River Basin

  100% owned properties, which totaled 26,544 acres as of December 31, 2010;
  properties of Arkose Mining Venture, in which we hold an 81% interest, which totaled 67,273 acres as of December 31, 2010.

Great Divide Basin

  100% owned properties, which totaled 6,520 acres as of December 31, 2010.

We completed a substantial exploration program on our Powder River Basin properties in 2010. A total of 312 drill holes and 24 wells were completed in 2010, representing approximately 241,600 feet of drilling at an average depth of 719 feet per hole. Uranium trend holes, delineation holes and wells were drilled utilizing two drill rigs and two electric log probing units.

The objective of the 2010 drilling program was to find previously unknown or little-known uranium mineralization trends and to delineate known trends, which would provide data for permitting and eventual production operations in favorably identified areas. During the 2010 drilling program, approximately ten miles of uranium roll front trends were investigated. The water wells were installed to facilitate environmental data collection for future project permitting purposes.

Our 2010 drilling program led to the preparation and filing of two National Instrument 43-101 Technical Reports, which are described in more detail below under “2010 Drilling Program”.

In anticipation of receiving all the approvals necessary to mine, we have commenced a marketing program for conditional sales of uranium from our Nichols Ranch ISR Uranium Project. In July of 2009, we entered into a sales agreement with Exelon Generation Company, LLC for the sale of uranium over a five-year period. In August of 2009, we entered into a second contract for the sale of uranium to another U.S. utility, also over a five-year period.

Our plan of operations during 2011 is to:

  continue with our exploration of our Powder River Basin Properties as detailed below under “2011 Exploration Program”;
  commence construction of our Nichols Ranch ISR Uranium Project; and
  continue the permitting process for our Jane Dough property.

We have sufficient financing to continue our exploration and permitting activities and design and early stage construction activities over the next twelve months. However, we may require additional financing in order to complete construction of our Nichols Ranch ISR Uranium Project. There is no assurance that we will be able to obtain the necessary financing to complete construction or carry out mining activities, if mining is warranted.

All of our projects are at the exploration stage and there can be no assurance that a commercially viable mineral deposit, or reserve, exists on any of our properties until appropriate exploratory work is done and a comprehensive evaluation based on such work concludes legal and economic feasibility. Further exploration may be required before a final evaluation as to the economic, technical and legal feasibility of mining of any of our properties is determined. There is no assurance that further exploration will result in a final evaluation that a commercially viable mineral deposit exists on any of our mineral properties.

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

Our management will make determinations as to whether to proceed with the additional exploration of our Wyoming Powder River Basin mineral properties based on the results of the preliminary exploration that we undertake. In completing these determinations, we will make an assessment as to whether the results of the exploration are sufficiently positive for us to proceed with more advanced analysis.

Wyoming – Powder River Basin

Our Powder River Basin properties in Wyoming as shown in the map below:

Uranerz Energy Corporation – Wyoming Property Location – December 2010

Source: Uranerz Energy Corporation 2010

We plan to maintain, explore and, when warranted, develop our properties in the Powder River Basin area of Wyoming.

Powder River Basin Properties

As of December 31, 2010, our Powder River Basin properties include both our 100% owned properties and those properties included within the Arkose Mining Venture. These principal properties comprise in total approximately 93,816 acres and consist of a combination of federal mining claims, state mineral leases and private fee mineral leases. A map showing the location of our 100% owned Powder River Basin and Arkose Mining Venture properties is provided below:

Uranerz Energy Corporation – Powder River Basin – December 2010

Source: Uranerz Energy Corporation 2010

An additional map showing the location of our properties within the general Powder Basin property area and our key property units is presented below:

Uranerz Energy Corporation – Powder River Basin – Property Units – December 2010

PROPERTY LEGEND
URANERZ ENERGY CORP.
ARKOSE MINING VENTURES
CAMECO RESOURCES
URANIUM ONE
IRIGARAY ISR PLANT
(WILLOW CREEK)
CHRISTENSEN RANCH ISR MINE
(WILLOW CREEK)
CAMECO NORTH-BUTTE
45N-77W
45N-76W
44N-77W
44N-76W
44N-75W
44N-74W
43N-77W
43N-76W
43N-75W
43N-74W
42N-77W
42N-76W
42N-75W
42N-74W
41N-77W
41N-76W
41N-75W
41N-74W
1
2
3
4
5
6
MOORE RANCH
RUTH ISR TEST MINE
6 Miles (10Km)
URANERZ PROJECTS
UNITS BEING PERMITTED =
1 NICHOLS RANCH
2 HANK
3 JANE DOUGH
4 RENO CREEK
5 WEST NORTH-BUTTE
6 NORTH ROLLING PIN

Source: Uranerz Energy Corporation 2010

Ownership Interests

Our ownership interests in the properties within the Powder River Basin are summarized as follows:

100% Owned Properties

Our 100% owned properties are comprised of unpatented lode mining claims, state leases and fee (private) mineral leases, as summarized as follows:

	Ownership Interest	Number of Claims/	Acreage
Property Composition	(i)	Leases	(Approximate)
Unpatented Lode Mining Claims	100%	877	17,540 acres
State Leases	100%	7	6,480 acres
Fee (private) Mineral Leases	100%	23	2,524 acres
Total			26,544 acres

(i)	Subject to royalties, as discussed further below.

These 100% owned properties in the Powder River Basin include the following core property units:

Property	No. Claims	Approximate Acreage
Doughstick	22	440
Collins Draw	32	640
North Rolling Pin	54	1,080
Hank	66	1320
Nichols Ranch	36	720
Willow Creek	11	220
West North-Butte	125	2,500
East Nichols	44	880
North Nichols	107	2,140
Reno Creek	13	260
TOTAL	510	10,200

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

Arkose Mining Venture

The Arkose Mining Venture properties are comprised of unpatented mineral lode claims, state leases and fee (private) mineral leases, as summarized as follows:

Property	Ownership Interest	Number of Claims/	Acreage
Composition	(i)	Leases	(Approximate)
Unpatented Mineral Lode Claims	81%	2,857	46,763 acres
State Leases	81%	3	2,080 acres
Fee (private) Mineral Leases	81%	70	18,430 acres
Total			67,273 acres

(i)	Subject to royalties, as discussed further below.

We completed the acquisition of an undivided 81% interest in the Arkose Mining Venture (the “Venture”) mineral properties on January 15, 2008. This acquisition was completed pursuant to a purchase and sale agreement with the Venture previously announced on September 19, 2007 between Uranerz, and NAMMCO, Steven C. Kirkwood, Robert W. Kirkwood and Stephen L. Payne (collectively, the “NAMMCO Sellers”). The total purchase price that we paid to acquire this 81% interest in the Arkose Mining Venture included cash of $5,757,000 and 5,750,000 shares of our common stock issued to the NAMMCO Sellers. The NAMMCO Sellers entered into a voting agreement with us effective January 15, 2008 pursuant to which each of the NAMMCO sellers granted to our management or our appointed agent the right to vote fifty percent (50%) of the outstanding and currently held shares issued as consideration for the acquisition, whether held directly or indirectly by each of the NAMMCO sellers, for a period of three (3) years following the date of the issuance.

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

The Arkose Mining Venture includes the following property units on which we have conducted exploration:

  South Doughstick

  Cedar Canyon
  East Buck
  South Collins Draw
  Sand Rock
  Little Butte
  House Creek
  Beecher Draw
  Lone Bull

Other Powder River Basin Projects

Through a combination of claim staking, purchasing, and leasing, we also have acquired interests in several projects that lie within the Powder River Basin but outside of the project areas discussed above. These properties include the Verna Ann, Niles Ranch, and Reno Creek projects which cover approximately 1,673 acres. In general, these projects are located in sandstone basins of Tertiary age with known uranium mineralization. However, due to our focused approach we have not yet initiated exploration work on these projects. Additional leasing in the Reno Creek Project has prompted us to acquire past exploration and development data for this area to support a National Instrument 43-101 report which was published on October 13, 2010. If warranted, environmental base line work may begin thereafter with the goal of submitting an environmental permit application for ISR facilities.

Forfeiture of certain Powder River Basin and Great Divide Basin interests

During August 2010, we decided to forfeit our interests in certain mining claims in the Powder River Basin and the Great Divide Basin which we determined, based on the review, analysis and recommendations of our geological staff, did not merit further exploration and accordingly were no longer of strategic interest or value to the Company. The claims, which were forfeited effective September 1, 2010 when the annual renewal fee would have become due, were comprised of: 295 claims in which we had held a 100% interest in the Collins Draw, Eagle, Cyclone Rim, WM, Bison Basin, JS, Divide, C-Line, and West North Butte project areas and 1269 claims in the Little Butte, South Collins, East Buck, Kermit, Sand Rock, Cedar Canyon, Lone Bull, Stage, and Beecher Draw project areas, in which we held an 81% interest through the Arkose Mining Venture. We will continue to review our property portfolio and may decide to forfeit other properties in the future if we determine that they are no longer of strategic interest.

NI 43-101 Technical Reports

We have obtained technical reports on the following material properties:

Name of Report	Authors of Technical Report	Date of Report
Technical Report, Reno Creek Property, Campbell County, Wyoming, U.S.A.	TREC, Inc., 951 Werner Court Suite 395, Casper Wyoming 82601	October 13, 2010

Technical Report, North Rolling Pin Project, Campbell County, Wyoming, U.S.A.	TREC, Inc., 951 Werner Court Suite 395, Casper Wyoming 82601	June 4, 2010

Technical Report, Doughstick Project, Campbell County, Wyoming, U.S.A.	TREC, Inc., 951 Werner Court Suite 395, Casper Wyoming 82601	January 26, 2010

Technical Report, South Doughstick Property, Campbell and Johnson Counties, Wyoming, U.S.A.	TREC, Inc., 951 Werner Court Suite 395, Casper Wyoming 82601	February 25, 2010 (Amended) October 12, 2009

Technical Report, Nichols Ranch Property, Johnson and Campbell Counties, Wyoming, U.S.A.	Kurtis J. Brown, P.G., Senior Vice President, Uranerz Energy Corporation, 1701 East “E” Street, Casper Wyoming 82605	June 5, 2009

Technical Report - West North- Butte Satellite Properties, Campbell County, Wyoming, U.S.A.	TREC, Inc., 341 East “E” Street, Suite 200, Casper Wyoming 82601 Don R. Woody, P.G., Woody Enterprises, 9005 Sypes Canyon Road, Bozeman, Montana 58715	December 9, 2008

Preliminary Assessment – Nichols Ranch Uranium In-Situ Recovery Project, Powder River Basin, Wyoming, U.S.A	TREC, Inc., 341 East “E” Street, Suite 200, Casper Wyoming 82601	July 25, 2008

Technical Report – The Hank Unit Property, Campbell Country, Wyoming, U.S.A.	TREC, Inc., 341 East “E” Street, Suite 200, Casper Wyoming 82601 Don R. Woody, P.G., Woody Enterprises, 9005 Sypes Canyon Road, Bozeman, Montana 58715	May 1, 2008

Technical Report on the Arkose Mining Venture Project, Campbell and Johnson Counties, Wyoming, U.S.A.	TREC, Inc., 341 East “E” Street, Suite 200, Casper Wyoming 82601 Don R. Woody, P.G., Woody Enterprises, 9005 Sypes Canyon Road, Bozeman, Montana 58715	February 27, 2008

Nichols Ranch Uranium Project, Campbell and Johnson Counties, Wyoming, U.S.A.	Douglas Beahm, PE, P.G. Andrew Anderson, PE, P.G. BRS Inc.	October 26, 2007

Cautionary Note to United States Investors

As a company listed on the TSX, we are required by Canadian law to provide disclosure in accordance with Canadian Securities Administrators’ National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”). This required disclosure includes the preparation and filing of technical reports on our material mineral properties with Canadian securities commissions under NI 43-101. These technical reports are furnished by us to the U.S. Securities and Exchange Commission (the "SEC") on Form 8-K in order to satisfy our “public disclosure” obligations under SEC Regulation FD and are not filed with the SEC. U.S. reporting requirements for disclosure of mineral properties, including disclosure required in this Annual Report on Form 10-K, are governed by the Industry Guide 7 ("SEC Guide 7") of the SEC. The standards of disclosure of mineral properties under NI 43- 101 and SEC Guide 7 are substantially different. All mineral resources disclosed in our NI 43-101 technical reports referenced herein have been estimated in accordance with the definition standards on mineral resources and mineral reserves of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in National Instrument 43-101, commonly referred to as "NI 43-101". The terms "mineral reserve", "proven mineral reserve" and "probable mineral reserve" are Canadian mining terms as defined in accordance with NI 43-101. These definitions differ from the definitions in SEC Guide 7. Under SEC Guide 7 standards, a "final" or "bankable" feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves and the primary environmental analysis or report must be filed with the appropriate governmental authority.

The NI 43-101 technical reports referenced herein use the terms "mineral resource," "measured mineral resource," "indicated mineral resource" and "inferred mineral resource". We advise shareholders that these terms are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under SEC Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. Shareholders are cautioned not to assume that any part or all of mineral deposits in these categories will ever be converted into SEC Guide 7 reserves. "Inferred mineral resources" have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Shareholders are cautioned not to assume that all or any part of any mineral resource exists or is economically or legally mineable. Disclosure of "contained pounds" in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute "reserves" by SEC standards as in-place tonnage and grade without reference to unit measures.

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

West North-Butte Satellite Properties

The West North-Butte property covers approximately 1,960 acres of land and is comprised of 125 unpatented lode mining claims and one surface use agreement, of which 6 unpatented lode mining claims are subject to a royalty interest burden, payable to Excalibur Industries, of six or eight percent depending on the price of uranium.

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

Arkose Mining Venture

The Arkose Mining Venture properties consist of unpatented lode mining claims, fee mineral leases, and state mineral leases. The land surface consists of private, federal and state lands. There are 2,857 unpatented lode mining claims included in the Arkose Property which comprise 46,763 acres and 70 fee mineral leases and 3 state leases included in the Arkose Property which comprise 20,510 acres. All of the unpatented lode mining claims are owned by us subject to the beneficial interests of the participants in the Arkose Mining Venture.

Of the 2,857 unpatented lode mining claims, 775 unpatented lode mining claims have an overriding royalty interest burden of 0.25% . This overriding royalty interest is based on production of uranium on these claims.

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

Royalties under the fee mineral leases are variable and can range from a flat 4% on uranium production to a sliding scale of 2-10% with different intermediate break points with the 10% rate applying to sales prices of $100 per pound of U3O8 and greater.

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

Location and Access; Topography, Elevation and Vegetation; Climate

The Powder River Basin area is located approximately 50 road miles southwest of Gillette, Wyoming and 100 road miles northeast of Casper, Wyoming. The area is accessed from State Highway 50 from the east or State Highway 387 from the south, and various internal gravel surface county and private roads. Casper is on Interstate 25, approximately one hour by air from either Denver, Colorado or Salt Lake City, Utah.

Our Powder River Basin properties are located in portions of Campbell and Johnson Counties, Wyoming, U.S.A., and are approximately 60 air miles northeast of Casper, Wyoming. The Powder River Basin properties cover lands in various sections in the Townships 41 to 44 North and Ranges 74 to 78 West.

The center of our properties (centered east-west) is approximately eight miles west of the junction of Wyoming Highways 50 and 387. The properties are accessible via two-wheel drive on existing county and/or private gravel and dirt roads. Accessibility for drilling is acceptable with the exception of during occasional wet or snowy ground surface conditions. Road development and improvements may be required at a later time in order to support future development, if warranted, of well fields and processing facilities.

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

In addition to CCI, other uranium exploration companies during the last forty years have controlled property either within or near our Powder River Basin properties. These included Kerr McGee, Conoco, Texaco, American Nuclear, Tennessee Valley Authority and Uranerz U.S.A., Inc. Uranium One NC (via subsidiary Cogema Resources Inc. (“Cogema”), and Power Resources Inc. (a subsidiary of Cameco Corporation) have retained portions of their original land positions in the area. The mining claims and leases originally controlled by most of these companies were let go over the years due to market conditions. These property abandonments continued into 2004.

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

Nichols Ranch ISR Uranium Project

Between 1968 and 1980, CCI drilled 117 holes and installed 3 water wells on the Nichols Ranch property. Texas Eastern Nuclear Inc. in 1985 completed limited drilling and exploration on the property and in early 1990s Rio Algom Co. also completed limited drilling in the area.

Hank Unit

Between 1968 and 1980, CCI drilled 197 holes within the Hank Unit. In 1985, Texas Eastern Nuclear, Inc. completed limited drilling and exploration on the property (approximately 28 borings). In the early 1990s, Kerr McGee Corporation and Rio Algom Mining Corporation also completed limited drilling in the area.

We drilled 61 exploratory holes and seven wells within the Hank Unit during 2006 and 2007 and eight additional wells in 2009. We drilled 257 exploration holes, including three core holes and three water wells, at Nichols Ranch during 2006 and 2007 and 25 exploration holes and seven wells in 2009. There was no new drilling activity at Nichols Ranch or Hank during 2010.

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

Arkose Mining Venture

It is estimated that over 4,000 historic uranium exploration holes may have been drilled within the Arkose Property. This exploration was conducted by numerous exploration companies from the 1960s through the 1990s. Although this historic exploration data are known to exist, obtaining information on all but a handful (less than 50) of specific drill hole data, such as gamma, resistivity, and lithology logs, was not possible until 2010 when Uranerz acquired the Excalibur/Mountain West log library. Coal bed methane (“CBM”) exploration/production wells were drilled by numerous companies for development of CBM resources in the area. A total of approximately 1,250 CBM exploration/production wells have been drilled on or immediately adjacent to the Arkose Property. Most of this drilling was completed from 1,200 to 2,000 feet deep and is on-going. CBM exploration/production wells and their associated gamma logs are all drilled and logged through the uranium mineralization-bearing sand horizons. Utilizing the available uranium drill data and the CBM drill data base, we had a technical report prepared in February 2008 to independently address the geology and potential uranium mineralization within our mineral holdings on the Arkose Mining Venture. This technical report was prepared in accordance with Canadian National Instrument 43-101 requirements, as discussed above under “NI 43-101 Technical Reports”.

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

Typical ISR mining operations also require a disposal well for limited quantities of fluids that cannot be returned to the production aquifers. Oil and gas wells within aquifers that have been or can be condemned for public use, are commonly utilized for such purposes. Oil and gas wells, both abandoned and producing, are located in the immediate vicinity of the properties.

Our Powder River Basin properties are undeveloped and do not contain any open-pit or underground mines. There is no plant or mining equipment located on any of our Wyoming mineral properties. There are no pre-existing mineral processing facilities or related wastes on the property.

Exploration Completed by Uranerz

2010 Drilling Program

During 2010 we were engaged in drilling exploration/development efforts on both our 100% owned Powder River Basin properties and on the Arkose Mining Venture Powder River Basin properties. The purpose of the 2010 drilling program was to find previously unknown or little-known uranium mineralization trends and to delineate known trends, which would provide data for permitting and eventual production operations in favorably identified areas. During the 2010 drilling program, approximately 10 miles of uranium roll front trends were investigated.

On our 100% owned properties, 49 delineation holes and one well were drilled on our Reno Creek properties. The purpose of this drilling was for confirmation of historic drilling data prior to publishing an independent National Instrument 43-101 report on the property which was completed on October 13, 2010. At the Uranerz North Rolling Pin property an independent National Instrument NI 43-101 Technical Report dated June 4, 2010 was published.

In our Jane Dough project area, composed of the Doughstick, South Doughstick, and North Jane areas, a total of 24 baseline environmental monitor wells and one exploration hole were drilled. The wells were drilled in four clusters of four to six wells, with each well completed in a different sand horizon. The purpose of the well installation program was to collect water quality and hydrologic data for future mining permit purposes. These wells and the exploration hole equaled some 10,525 feet of drilling.

During 2010, on Arkose Mining Venture properties, a total of 311 holes were drilled. At Arkose’s South Doughstick Extension Property a total of 52 holes were drilled with targets in the 100 sand. At the Arkose Kermit project area 57 exploration holes were drilled in the 100 sand with mineralization found in pod-like structures. Drilling was also conducted at the East Buck project area with 202 exploration holes drilled. Targets were in the 100 through the 130 sands.

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

Additional drilling was carried out on the Company’s 100% owned Doughstick properties, which lead to the preparation of a combined National Instrument Report 43 - 101, as described above, in respect of this property as well as Arkose’s North Jane and Doughstick properties.

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

From February 19 to December 20, 2007, we drilled a total of 486 uranium trend delineation holes and eight hydrologic sampling wells on our 100% owned properties located in the central Powder River Basin, utilizing as many as three drill rigs and one electric log probing unit. This represents a total of approximately 300,000 feet of drilling with an average depth of 617 feet per hole.

A total of 214 delineation holes were drilled on Nichols Ranch in 2007. In the final months of the 2007 drilling program, we focused our exploration efforts on our West North-Butte, Collins Draw, Hank and Nichols Ranch properties to facilitate sub-surface geologic mapping with cross sections and to refine previous geologic models delineating known trends of uranium mineralization.

2011 Exploration/ Development Program

For 2011, the Arkose Mining Venture plans to utilize two drill rigs and one electric logging unit. Supervision in the field would be conducted by a Uranerz field geologist. The drilling is planned to concentrate on exploration for uranium in the northeast targets of East Buck and Kermit project areas to finish exploration that was started in 2010. New drilling is also planned in the southern portion of the Arkose property. Drilling in the southern area would be largely greenfield with wide space holes to explore for and bracket uranium trends encountered at depths up to 1000 feet. On Uranerz 100% properties, confirmation drilling will be conducted in preparation of completing a NI 43-101 report on the Collins Draw property.

During 2011, the Uranerz plan for the development of production and monitor wells at Nichols Ranch, Mining Area 1 (MA1) will be undertaken. The plan includes a year-long drilling program beginning after the NRC Materials License has been issued. This work will require up to six contract drill rigs, existing company electric logging unit, cementing unit, backhoe, a cement mix truck, a cement storage silo, air compressor for well development, a pump pulling unit, a staff of 12 new field personnel to conduct cementing, well equipment installation, and other surface facilities.

It is estimated that one well pilot hole per two installed wells will be “Drilled Not Completed” (DNC) due to the irregular mineralization outline. These holes will be abandoned with cement using the company cementing unit.

The well field installation includes drilling, casing, cementing, well development, pump, wire, drop pipe, oxygen system, and a weather enclosure. After the wells have their completion zones finished a pump pulling unit will install the production/monitor pumps. A total of 556 wells are planned to be installed including 75 perimeter monitor wells, 263 injection wells, 218 recovery wells, and 241 DNCs. Most of Mining Area 1 wells should be installed during 2011.

Nichols Ranch ISR Uranium Project

The mine plan for the Nichols Ranch ISR Uranium Project includes a central processing facility at our Nichols Ranch property and a satellite ion exchange facility at our Hank property. The initial production level from these two properties is planned to be in the range of 600,000 to 800,000 pounds per year of uranium (as U3O8). The central processing facility is planned for a licensed capacity of 2 million pounds per year of uranium (as U3O8) and it is intended that it will process uranium-bearing well-field solutions from Nichols Ranch, as well as uranium-loaded resin transported from the Hank satellite facility, plus uranium-loaded resin from any additional satellite deposits that may be developed on our other Powder River Basin properties. We believe this centralized design enhances the economics of our potential additional satellite projects by maximizing production capacity while minimizing further capital expenditures on processing facilities. The detailed engineering is complete and the project is ready to be bid for construction.

Preliminary Assessment

We obtained a preliminary assessment or scoping study of the Nichols Ranch ISR Uranium Project in July 2008. The preliminary assessment was prepared for us in accordance with the guidelines set forth under NI 43-101 and the Standards and Guidelines of the Canadian Institute of Mining, Metallurgy and Petroleum incorporated by reference therein for the submission of technical reports on mining properties. The purpose of the assessment was to perform a preliminary evaluation of the technical and economic viability of the Project using the most current scientific, engineering and cost information available. The preliminary assessment was prepared to support our development and licensing strategy for our Nichols Ranch and Hank properties. Investors are cautioned that this assessment was preliminary in nature and is not based on capital and operating costs estimates that are sufficiently refined to support a feasibility study evaluating the project.

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

Location of the Nichols Ranch ISR Uranium Project

The Nichols Ranch ISR Uranium Project will be on the properties comprising our Nichols Ranch ISR main unit and our Hank ISR satellite unit, as illustrated below:

Uranerz Energy Corporation – Nichols Ranch ISR Uranium Project Map – December 2010

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

Mining Plan

In order to mine the uranium resources at the Nichols ranch ISR Uranium Project, infrastructure, including four well fields, a central processing plant (the “Nichols Ranch CPP”) and a satellite ion exchange (IX) plant (the “Hank Satellite Facility”) are being designed and will need to be constructed. Well fields are designated areas above the mineralized zone that are sized to achieve the desired production goals. The piping/well system will inject water-leaching solution into the mineralized zone and recover the uranium-enriched water after it has flowed through the mineralization. The mineralized zone is the geological sandstone unit where the recovery solutions are injected and recovered in an in-situ recovery well field, and it is bounded between impermeable aquitards. Production areas are the individual areas that will be mined in the well field. The injection and recovery wells are completed in the mineralized zone intervals of the production sand.

We anticipate the patterns for the injection and recovery wells to follow the conventional five-spot pattern. Depending on the mineralized zone shape, seven spot or line drive patterns may be used in some locations. A typical five spot pattern contains four shared injection wells and one recovery well. The dimensions of the pattern vary depending on the mineralized zone, but the injection wells will likely be between 50 to 120 feet apart. In order to effectively recover the uranium and also to complete the groundwater restoration, the wells will be completed so that they can be used as either injection or recovery wells. During mining operations, a slightly greater volume of water will be recovered from the mineralized zone aquifer than injected in order to create a cone of depression or a flow gradient towards the recovery wells.

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

Each planned Nichols Ranch Unit production area includes a number of injection wells, recovery wells, monitoring wells, header houses and associated piping and power supply. Header houses will be located within the well field and will distribute recovered fluids from recovery wells to trunk lines, and injection fluids from the processing facility through the trunk lines to injection wells. The planned Nichols Ranch Unit (Mining Units 1 and 2) is anticipated to include the following:

  445 injection wells;
  381 recovery wells;
  126 monitoring wells; and
  15 header houses.

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

  168 injection wells;
  150 recovery wells;
  53 monitoring wells; and
  6 header houses.

Four Underground Injection Control (UIC) deep disposal wells will also be required, two at the Nichols Ranch Unit and two at the Hank Unit, for disposal of liquid wastes from well field bleed, processing plant operations and restoration.

Mine Planning and Permitting

We are proceeding with mine planning for the Nichols Ranch ISR Uranium Project that will be sited on the Hank and Nichols Ranch properties. The primary regulatory approvals for an ISR uranium mine come from the WDEQ at the state level, and from the NRC at the federal level. The WDEQ issues a Permit to Mine, and the NRC issues a Source Materials License. We filed applications for these permits to the State of Wyoming (WDEQ) and the US Nuclear Regulatory Commission (“NRC”) in 2007. As part of the permitting application and review process, both the state and federal agencies look at all environmental aspects of a proposed ISR mine including reclamation of the land surface following mining operations, and restoration of impacted ground water. Work place safety and the safety of the public are also closely monitored by regulatory agencies. Posting of a reclamation bond by the mine operator with the regulatory agencies in an amount to cover the total estimated cost of reclamation by a third party is also a requirement of the law. The reclamation bond must be a "hard" bond which means it must be either cash, certificate of deposit, letter of credit or some other similar type of financial instrument.

In October of 2009 WDEQ - Air Quality Division approved and issued the air quality permit for our Nichols Ranch ISR Uranium Project in the form of a permit to construct the project, including the Nichols Ranch central processing plant and the Hank Satellite facility. This is the first operational permit for construction of the Project.

In December 2010, after we satisfied all requirements including the posting of a reclamation bond, the WDEQ issued a Permit to Mine for our Nichols Ranch ISR Uranium Project.

In January of 2011, the final Supplemental Environmental Impact Statement (‘SEIS”) for our Nichols Ranch ISR Uranium Project was posted on the NRC website and published in the Federal Register. In the SEIS, the NRC reported its conclusion that there were no major environmental impacts that would preclude licensing of the Nichols Ranch ISR Uranium Project. The NRC may issue the final Source Materials License 30 days after the publication of the final SEIS. We intend to commence construction of the Nichols Ranch ISR Uranium Project once the Source Materials License is issued by the NRC.

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

Permits and Licenses for the Nichols Ranch ISR Uranium Project

Permit, License, or Approval Name	Agency	Status
Source Material License	NRC	Received in draft form November 2010
Permit to Mine	WDEQ-LQD	Received December 2010
Permit to Appropriate Groundwater	SEO	Existing wells are approved, applications for new well permits will be filed prior to drilling
Well field Authorization (UIC Permit)	WDEQ-LQD	Received December 2010
Deep Disposal Well Permits	WDEQ-WQD	Submitted fourth quarter 2010
WYPDES	WDEQ- WQD	Submitted first quarter 2011
11(e)2 Byproduct/Waste Disposal Agreement	Private Party	In preparation
Permit to Construct Septic Leach Field	County	In preparation
Air Quality Permit	WDEQ-AQD	Received October 2009

Notes:	NRC - Nuclear Regulatory Commission
WDEQ-LQD - Wyoming Department of Environmental Quality Land Quality Division
WDEQ-WQD - Wyoming Department of Environmental Quality Water Quality Division
WDEQ-AQD - Wyoming Department of Environmental Quality Air Quality Division
WYPDES – Wyoming Pollution Discharge Elimination System
SEO - State Engineer's Office

2011 Plan of Operations for Powder River Basin Properties

During 2011, we plan to:

  continue with our exploration of our Powder River Basin Properties as outlined above under “2011 Exploration Plan”;
  continue with our permitting and mine planning efforts, including proceeding with environmental studies and engineering and design, in connection with the Nichols Ranch ISR Uranium Project and potential satellites, as outlined above under “Nichols Ranch ISR Uranium Project ”; and
  commence construction of our Nichols Ranch ISR Uranium Project once the Source Materials License has been received.

All of our projects are at the exploration stage and there can be no assurance that a commercially viable mineral deposit, or reserve, exists on any of our properties until appropriate exploratory work is done and a comprehensive evaluation based on such work concludes legal and economic feasibility. Further exploration may be required before a final evaluation as to the economic, technical and legal feasibility of mining of any of our properties is determined. There is no assurance that further exploration will result in a final evaluation that a commercially viable mineral deposit exists on any of our mineral properties. We anticipate that we will require additional financing in order to pursue full development of these projects. We have sufficient financing to continue exploration and development planning of our mineral claims but there is no assurance that we will be able to obtain the necessary financing to conduct mining activities, if warranted. Because of the long lead times for environmental permitting of mining operations in North America, we have collected environmental baseline data and filed the environmental permitting applications on two of our properties in the Powder River Basin area of Wyoming that we feel may have the potential, based on data in our possession, of being developed into commercial in-situ recovery uranium mines. However, we have not at this stage completed any comprehensive feasibility studies on these properties demonstrating that development of any of the properties is commercially warranted. Proceeding with these advanced activities prior to completing detailed feasibility analysis adds risk to our plan of operations and we may incur costs which might not otherwise have been incurred.

Wyoming - Great Divide/Red Desert Properties

Our Great Divide Basin properties currently consist of the Eagle project and various Wyoming State Leases totaling 6,520 acres. The Eagle property is comprised of a 640 acre Wyoming State Lease. This project is located in Sweetwater County, Wyoming. The Eagle project and these leases will not be considered a material property until more data and information on the project can be obtained.

Saskatchewan Canada

Our Cochrane River property in Saskatchewan extends to the northeast of the northern portion of Wollaston Lake, in Northern Saskatchewan, Canada. In 2007, a total of seven claims were staked within the boundaries of the original two mineral prospecting permits. Four of the seven claims were allowed to expire in 2010 and the remaining three claims expired on January 30, 2011. We have no other property interests in Saskatchewan.

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

2011 Property Expenditures

Our cash expenditures in 2011, excluding capital assets and major property acquisitions, are estimated to be $9.8 million, as follows:

Wyoming
Exploration
Wholly –owned properties	$300,000
Arkose properties	$1,970,000	$2,270,000
Environmental		$680,000
Land		$610,000
Production and well planning		$10,000
General and Administrative expenditures		$6,190,000

Total		$9,760,000

These estimates are subject to change. When the Nichols Ranch ISR Uranium Project is approved, capital costs in the range of $34 million may be incurred.

Mine Safety Disclosure

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended December 31, 2010, the Company had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

ITEM 3A. EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information with respect to our current executive officers and key employees. The ages of the executive officers and key employees are shown as of December 31, 2010.

	Current Office with		Director/Officer
Name	Company	Principal Occupation	Since	Age

Glenn Catchpole	President and Chief Executive Officer; Director	President and Chief Executive Officer, Uranerz Energy Corporation	March 1, 2005	67

George Hartman	Executive Vice- President and Chief Operating Officer; Director	Executive Vice-President and Chief Operating Officer, Uranerz Energy Corporation	May 9, 2005	71

Dennis Higgs	Executive Chairman; Director	Executive Chairman, Uranerz Energy Corporation	May 26, 1999	52

Benjamin Leboe	Senior Vice-President, Finance and Chief Financial Officer	Chief Financial Officer of Uranerz Energy Corporation	May 23, 2006	65

Kurtis Brown	Senior Vice-President, Exploration	Senior Vice-President, Exploration of Uranerz Energy Corporation	March 8, 2007	60

Douglas Hirschman	Vice-President, Lands	Vice President, Lands of Uranerz Energy Corporation	December 6, 2007	58

Sandra MacKay	Vice-President, Legal and Corporate Secretary	Vice President, Legal and Corporate Secretary of Uranerz Energy Corporation	July 1, 2009	51

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

Mr. Dennis Higgs is a member of the Board of Directors. Mr. Higgs was appointed to the Board of Directors as President and Chief Executive Officer on May 26, 1999, and resigned as President and Chief Executive Officer on March 1, 2005. Mr. Higgs became Executive Chairman of our Board of Directors on February 1, 2006.

Mr. Higgs has been involved in the financial and venture capital markets for over twenty-five years, raising millions of dollars in the United States, Canada and Europe. He founded his first junior exploration company in 1983 and took it public through an initial public offering in 1984. Since then, Mr. Higgs has been involved in the founding, financing and initial public listing of several companies.

In July 1990, Mr. Higgs established Senate Capital Group Inc., a private venture capital company which provides management consulting and investor relations services.

Mr. Benjamin Leboe was appointed as the Company’s Chief Financial Officer on May 23, 2006 and acted as our Corporate Secretary from October, 2006 to December, 2007 and from January 2009 to July 2009. He was appointed Senior Vice-President, Finance and Chief Financial Officer on July 1, 2010. Mr. Leboe was a Senior Consultant, of the Business Development Bank of Canada from January 2005 to February 2006. Previously, from 1990 to 2004, Mr. Leboe was a senior financial officer and executive in public companies based in Vancouver and Montreal.

Mr. Leboe has been the Principal of Independent Management Consultants of British Columbia from 1990 to date. Mr. Leboe was previously a partner of KPMG Consulting from 1978 to 1990. Mr. Leboe received his bachelor of commerce degree from the University of British Columbia. Mr. Leboe is a Chartered Accountant and a Certified Management Consultant in the Province of British Columbia.

Mr. Kurtis Brown was appointed Senior Vice-President, Exploration in March 2007. Mr. Brown, a 35 year veteran in the mineral extraction industry, started his uranium geology career with the OPI-Western Joint Venture in Wyoming in 1977. Mr. Brown managed the daily operation of the well fields, and developed innovative methods for regulating flow balance, conducting well field maintenance, and performing well work-over. He also served as the designated mine site radiation safety officer. In the mid-1980s Mr. Brown assisted with the start-up of the Christensen Ranch ISR commercial uranium mine performing environmental permitting and compliance duties. Mr. Brown was also involved with aquifer restoration activities at the Irigaray ISR mine.

Mr. Brown joined Uranerz USA, Inc. (former Uranerz Group and unrelated to Uranerz Energy) in 1989 to conduct detailed feasibility studies for the proposed North Butte ISR mine. His work included well field geology, reserves estimation, design and selection of surface and down hole equipment, and cost analysis. He also conducted claims assessment drilling and assisted in the procurement of required state and federal mining permits. Prior to joining the Company full-time in 2007, Mr. Brown was a Company consultant, providing geology services including the acquisition evaluations of Great Divide and Powder River Basin projects.

Mr. Brown received his Bachelor's degree in Geology from the University of Wyoming. He is a Registered Professional Geologist in Wyoming and a Certified Safety Professional. In addition to his uranium background, he has extensive experience in coal and industrial minerals mining as well as oil and gas extraction.

Mr. Douglas Hirschman was appointed our Vice-President, Lands in December 2007. Mr. Hirschman is a graduate of the University of Wyoming and has over 30 years of experience in the mineral exploration industry serving in various capacities and most recently as Manager of Lands, International, Newmont Mining Corporation. Mr. Hirschman has supervised mineral property acquisitions, prepared and negotiated agreements including joint ventures, performed land status investigations on federal, state and private mineral interests in the Western USA, and maintained land records insuring timely satisfaction of land payments and agreement obligations.

Ms. Sandra MacKay was appointed our Vice-President, Legal and Corporate Secretary in July 2010. From July 2009 to June 2010 Ms. MacKay was Legal Counsel and Corporate Secretary of Uranerz. Ms. MacKay obtained her Bachelor of Laws in 1983 from the University of British Columbia. She practiced as a commercial and securities lawyer with a major Vancouver law firm before joining Chevron Canada Limited as in-house counsel. Ms. MacKay has over 20 years of experience working as counsel within business organizations in a variety of industries including petrochemical, engineering, and biotechnology. She has most recently acted as corporate counsel to QLT Inc., a Vancouver based dual listed (Nasdaq/TSX) international biotechnology company, and as Vice President and General Counsel to Aker Solutions Canada Inc., a Vancouver based international supplier of engineering technology which is part of the Aker group of Companies based in Oslo, Norway. Ms. MacKay has acted for both public and private companies on a wide variety of corporate-commercial transactions including acquisitions, licensing transactions, and joint ventures and has provided general counsel to her clients on various subject matters including securities law compliance, employment law, corporate governance and general corporate-commercial matters.

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

ITEM 4. (Removed and Reserved)

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on the NYSE Amex Equities exchange (formerly, the American Stock Exchange) on August 10, 2006 under the symbol “URZ”, and previously, since May 6, 2004, on the Financial Industry Regulatory Authority’s Over the Counter Bulletin Board (“OTCBB”) under the symbol “URNZ”, formerly known as “CVTU”. Our common stock has also traded, since August 2007, on the Toronto Stock Exchange under the symbol “URZ” and on the Frankfurt Exchange under the symbol “U9E”.

The following table shows the high and low sales price or bid price for our common stock for the calendar quarters indicated, as reported by the NYSE Amex Equities, www.nyse.com.

Period	High	Low
2010
Fourth Quarter	$ 4.13	$ 1.51
Third Quarter	$ 1.73	$ 0.87
Second Quarter	$ 1.99	$ 1.02
First Quarter	$ 2.24	$ 1.10

Period	High	Low
2009
Fourth Quarter	$ 2.39	$ 1.20
Third Quarter	$ 2.50	$ 1.40
Second Quarter	$ 2.21	$ 0.58
First Quarter	$ 1.10	$ 0.47

As of March 1, 2011, the closing bid quotation for our common stock was $4.93 per share as quoted by the NYSE Amex Equities.

As of March 1, 2011, we had 75,699,074 shares of common stock issued and outstanding, held by approximately 11,500 shareholders. Many shares are registered through intermediaries, making the precise number of shareholders difficult to obtain.

Dividend Policy

We anticipate that we will retain any earnings to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future. Any further determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent on the financial condition, operating results, capital requirements and other factors that our Board of Directors deems relevant. We have never declared a dividend.

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

Repurchase of Securities

During 2010, neither the Company nor any affiliate of the Company repurchased shares of common stock of the Company registered under Section 12 of the Securities Exchange Act of 1934, as amended.

Equity Compensation Plan Information

As at December 31, 2010, we had one equity compensation plan under which our shares of common stock have been authorized for issuance to our officers, directors, employees and consultants, namely our 2005 Stock Option Plan. Our 2005 Stock Option Plan has been approved by our shareholders.

The following summary information is presented for our 2005 Stock Option Plan as of December 31, 2010.

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Plan Category	(a)	(b)	(c)

Equity Compensation Plans Approved By Security Holders	6,735,600	$1.86	1,889,860

Equity Compensation Plans Not Approved By Security Holders	Not Applicable	Not Applicable	Not Applicable

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

Administration

The Company’s Compensation Committee administers the Stock Option Plan The Committee has the power to: (i) designate Stock Option Plan participants; (ii) grant stock options; (iii) establish rules and regulations for the administration of the Stock Option Plan; (iv) determine the amount, price, type and timing of each stock option grant; (v) cancel any stock option awarded under the Stock Option Plan, under certain circumstances; (vi) correct defects in the Plan or in any granted stock option; and (vii) make any other determination or take any other action that the Committee deems necessary or desirable for the administration of the Stock Option Plan.

Shares Available under the Stock Option Plan

The total number of shares of the Company available for grants of stock options under the Stock Option Plan is 10,000,000 Common Shares, subject to adjustment as herein provided, which shares may be either authorized but unissued or reacquired Common Shares of the Company. If a stock option or portion thereof expires or terminates for any reason without having been exercised in full, the unpurchased shares covered by such nonqualified stock option shall be available for future grants of stock options under the Stock Option Plan. Shares issuable upon exercise of stock options have been registered under the U.S. Securities Act of 1933, as amended, pursuant to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 21, 2005.

Terms and Conditions of Stock Options

Stock options may be granted to any person who is performing or who has been engaged to perform services of special importance to management in the operation, development and growth of the Company. As of June 11, 2008 the option price of stock options is set at the weighted average closing market price for the five days preceding the grant. All stock options granted under the Stock Option Plan must be granted within ten years of the date the plan was adopted and all granted stock options must be exercised within ten years of the date of grant. The Committee may grant stock options which vest in installment periods and may modify such periods to accelerate vesting. Stock options are evidenced by a form stock option agreement.

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

Recent Sales of Unregistered Securities

We did not sell any securities in 2010 that were not registered under the Securities Act of 1933, as amended.

Stock Performance Graph

The performance graph below shows Uranerz Energy Corporation’s cumulative total return based on an initial investment of $100 in Uranerz’ common stock, as compared with the Russell 2000 Index, AMEX Natural Resources Index, AMEX Composite, NASDAQ Composite Total Return, and a peer group consisting of Uranium Energy Corp., UR Energy Corp., and Powertech Uranium Corp. The chart shows yearly performance marks over a five year period. This performance chart assumes: (1) $100 was invested on January 1, 2006 in Uranerz common stock at the initial price of $1.00, in the Russell 2000 Index, AMEX Natural Resources Index, AMEX Composite, NASDAQ Composite Total Return, and the peer group’s common stock; and (2) all dividends are reinvested. Canadian dollar closing price quotes on the Toronto Stock Exchange are converted to US dollars using the noon exchange rates as quoted by the Federal Reserve Bank on the date of the closing price quote. Dates on the chart represent the last trading day of the indicated fiscal year.

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data about Uranerz for the last five years is set forth in the table below. You should read the data in the table in conjunction with the consolidated financial statements and related notes set forth in Item 8, “Financial Statements and Supplementary Data.”

Dollars and shares in thousands, except
per share amounts	2010	2009	2008	2007	2006

Operating expenses
Depreciation	$200	176	129	57	15
Foreign exchange	$6	3	(4)	24	1
General and administrative	$8,424	4,599	6,153	7,858	5,871
Mineral property expenditures	$6,662	4,778	30,505	7,008	1,218
Total operating expenses	$15,292	9,556	36,783	14,947	7,105
Gain on sale on investment securities	$-	-	-	-	79
Interest income	$52	155	610	710	411
Loss on settlement of debt	$-	-	-	-	-
Mineral property options received	$-	-	-	44	88
Gain (Loss) on discontinued operations	$-	-	977	(4)	(22)
Non-controlling interest - portion of net loss	$640	702	949
Net loss for the year	$14,600	8,699	34,247	14,197	6,549

Common stock data
Weighted average shares outstanding	64,433	57,060	52,263	38,438	29,738
Net loss per share – basic and diluted	$0.23	0.15	0.66	0.37	0.22

Total shares outstanding at December 31	70,821	64,195	55,452	39,224	34,560
Balance sheet data at December 31
Total assets	$40,634	30,810	22,866	12,216	12,492
Property, plant and equipment – net	$503	541	643	406	123
Working capital	$36,526	29,191	21,405	11,114	11,980
Total debt	$-	-	18	52	-
Common shareholders’ equity	$39,767	30,033	22,278	11,518	12,113
Cash flow data
Net cash used for operating activities	$10,897	8,170	14,182	9,259	1,692
Net cash used for (provided by) investing activities	$(6,904)	(11,590)	20,161	281	472
Net cash provided by financing activities	$20,004	16,184	23,821	8,590	12,532

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements for the three years ended December 31, 2010, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the section heading “Item 1A. Risk Factors” and elsewhere in this Annual Report. See section heading “Cautionary Statement Regarding Forward-Looking Statements.”

Overview

We are an exploration stage company engaged in the acquisition and exploration of uranium properties. We own interests in properties in Wyoming and Texas. We are principally focused on the exploration of our projects in the Powder River Basin area of Wyoming. We plan to maintain, explore and, when warranted, develop our projects in the Powder River Basin area of Wyoming.

In December 2007 we filed permit applications to mine two of our properties in the Powder River Basin area of Wyoming that we feel may have the potential, based on data in our possession, of being developed into commercial in-situ recovery uranium mines. These permit applications for our Nichols Ranch ISR Uranium Project are expected to be approved in 2011. Construction will proceed after receipt of all permits.

In support of our goals for 2010, we focused our efforts on the following six key operating priorities:

  Exploration in Wyoming
  Mine planning for our Nichols Ranch ISR Uranium Project
  Environmental and mine planning for additional permitting in the Powder River Basin, Wyoming
  Acquisition of properties with uranium potential
  Investor relations and financing
  Facilities planning

Results of Operations

Twelve-month period ended December 31, 2010 compared to twelve-month period ended December 31, 2009

Revenue

We have not earned any revenues to date and we anticipate that we will not generate any revenues during the twelve month period following the date of this report.

Operating Expenses and Other Expenses (Income)

We incurred total operating expenses of $15,291,692 for the twelve-month period ended December 31, 2010, as compared to $9,556,528 for the corresponding period in 2009. The increase of operating expenses in the amount of $5,735,165 (60%) was primarily attributable to an increase of non-cash expenses amounting to $4,081,900 for warrants issued for mineral properties and stock- based compensation. Mineral property expenditures, for exploration and mine planning, increased $625,523 over 2009. Our general and administrative expenses consisted primarily of stock based compensation, payroll, consulting, investor relations and general overhead increased $3,824,054 or 83% more than 2009 reflecting a $2,823,900 increase in stock based compensation and a $1,000,154 increase in corporate affairs, investor relations and Casper operations.

Our interest expense for the twelve-month period ended December 31, 2010, imputed on an interest free loan, was $404 (2009 – $2,941). We earned $52,290 of interest income for the twelve-month period ended December 31, 2010 as compared to $155,402 for the corresponding period in 2009. This reduction was due to low rates of short term investments. The non-controlling interest of our Arkose Mining Venture absorbed $639,419 of our 2010 net loss ($701,972 in 2009). Net loss for the twelve-month period ended December 31, 2010 was $14,599,983, as compared to $8,699,154 for the corresponding period in 2009, an increase of $5,900,829 (68%). This increase was largely due to the 2010 increase in operating expenses.

Our 2010 Plan of Operations, described in our Form 10K filed March 15, 2010, outlined planned expenditures which were subsequently substantially incurred as expected. Geological data acquisition and stock-based compensation were additional, non-cash expenditures. As we anticipated, our exploration expenses, excluding property acquisitions, continued at a high level throughout the 2010 fiscal year as a result of our planned exploration activities, primarily related to our Arkose properties, and as a result of payments required to maintain our interests in our mineral properties. Our general and administrative expenses continued to increase as we complied with our obligations to many stockholders as a reporting company under the Securities Exchange Act of 1934, as amended, listed on the NYSE Amex Equities and the Toronto stock exchanges. As anticipated, we did not earn any revenues during the 2010 fiscal year as we were engaged in exploration and the permitting of our mineral properties.

Cash Used in Operating Activities

Net cash used in operating activities was $10,896,545 for the twelve-month period ended December 31, 2010, compared to $8,169,977 for the corresponding period in 2009. The increase in net cash used in operations includes an increase of $625,523 for mineral related cash expenditures, $1,000,756 for general and administrative expenses and $815,381 of prepaid expenses and deposits.

Cash Used in Investing Activities

We invested $1,863,353 in equipment and reclamation bonds in the twelve- month period ended December 31, 2010, compared to $74,663 the corresponding period in 2009.During the twelve-month period ended December 31, 2010, we reduced our allocation in securities invested over 90 days by $8,766,943.

Cash Provided by Financing Activities

Net cash provided by financing activities amounted to $20,004,293 for the twelve-month period ended December 31, 2010, primarily from a public issue of common stock, compared to $16,184,338 for the corresponding period in 2009.

Twelve-month period ended December 31, 2009 compared to twelve-month period ended December 31, 2008

Revenue

We have not earned any revenues to date and we anticipate that we will not generate any revenues during the twelve month period following the date of this report.

Operating Expenses and Other Expenses (Income)

We incurred total operating expenses of $9,556,528 for the twelve-month period ended December 31, 2009, as compared to $36,783,869 for the corresponding period in 2008. The decrease of operating expenses in the amount of $27,227,341 (74%) was primarily attributable to the $23,496,936 expenditure in 2008 to acquire and explore mineral properties in Wyoming, as described in detail under the section heading “Item 8 – Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Our general and administrative expenses consisted primarily of stock based compensation, payroll, consulting, investor relations and general overhead which decreased $1,553,821 or 25% less than 2008 reflecting a $1,759,152 reduction in stock based compensation and a $205,331 increase in corporate affairs, investor relations and Casper operations.

Our interest expense for the twelve-month period ended December 31, 2009, imputed on an interest free loan, was $2,941 (2008 – $5,551). We earned $155,402 of interest income for the twelve-month period ended December 31, 2009 as compared to $610,408 for the corresponding period in 2008. This income resulted from short term investments. We sold all our mineral properties in Mongolia in 2008 for a gain on discontinued operations of $977,077. The non-controlling interest of our Arkose Mining Venture absorbed $701,972 of our 2009 operating loss ($949,185 in 2008). Net loss for the twelve-month period ended December 31, 2009 was $8,699,154, as compared to $34,247,199 for the corresponding period in 2008, a decrease of $25,548,045 (75%). This decrease was largely due to our 2008 acquisition of mineral properties related to the Arkose Mining Venture.

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

Cash Used in Operating Activities

Net cash used in operating activities was $8,169,977 for the twelve-month period ended December 31, 2009, compared to $14,182,485 for the corresponding period in 2008. The decrease in net cash used in operations includes a decrease of $6,636,946 for mineral related cash expenditures, primarily from reduced acquisitions.

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

Cash Provided by Financing Activities

Net cash provided by financing activities amounted to $16,184,338 for the twelve-month period ended December 31, 2009, primarily from a public issue of common stock, compared to $23,821,370 for the corresponding period in 2008.

Assets and Liabilities

We had total assets of $40,634,083 at December 31, 2010 compared to $30,810,289 at December 31, 2009, primarily cash accumulated from the sale of shares. Prepaid expenses and deposits amounted to $3,661,573 at December 31, 2010 (2009 - $1,052,626), reflecting our expanded operations. Property and Equipment was $503,129 compared to $540,979 at December 31, 2009. Our liabilities were $759,485 compared to $722,826 at December 31, 2009. Liabilities include due to related parties of` $49,186 (2009 - $54,920) and a loan of $Nil (2009 – $18,079).

Liquidity and Capital Resources

Our operations are primarily financed by proceeds from issuances of common stock. Our cash and short term security position at December 31, 2010 was $36,437,370 compared to $29,192,975 as of December 31, 2009. We had working capital of $36,526,165 as of December 31, 2010, compared to working capital of $29,190,701 as of December 31, 2009.

Financings

During the year ended December 31, 2010, the Company:

1. Issued 25,000 shares of common stock upon the exercise of share purchase warrants for cash proceeds of $75,000.

2. Issued 454,100 shares of common stock upon the exercise of stock options for cash proceeds of $431,915.

3. Issued 2,000,000 warrants, valued at $1,258,000, for common stock for mineral properties.

4. Issued 6,147,446 shares of common stock pursuant to public offering for cash proceeds of $20,000,000 less offering expenses of $1,177,395.

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

3. Completed a private placement of 9,865,000 units, comprised of 9,865,000 common shares and 4,932,498 common share purchase warrants, at $2.40 per unit for gross proceeds of $23,676,000. Each warrant entitles the holder to purchase one common share for $3.50 for a two year period ending April 15, 2010. In the event that the trading price of the Company’s common shares on the American Stock Exchange closes above U.S. $4.50 per share for a period of 20 consecutive trading days at any time after August 16, 2008, the Company may accelerate the expiry time of these warrants by giving notice to the warrant holders by press release and in such case these warrants will expire on the 30th day after the date on which notice is given via press release. The Company paid cash commissions of $1,100,640 and 120,000 warrants to purchase 120,000 common shares at $2.60 per share exercisable for a one year period ending April 15, 2009. The Company incurred share issuance costs in connection with the private placement of $1,347,098 including agents’ warrants with a fair value of $68,041.

Capital Requirements

Our cash position of $36,437,370 at December 31, 2010 is available for future operations. We estimate that our cash expenditures for operations over the next twelve months will be approximately $9.8 million as outlined below. Therefore, we believe that we have sufficient capital to fund expenditures for operations over the next twelve months. Property acquisitions and operations beyond 2011 will be financed through cash on hand, debt and one or more equity issues. We intend to focus our exploration and mine development efforts in Wyoming.

Subsequent to December 31, 2010 we received additional cash from the exercise of stock options and warrants. See Note 17 of the audited consolidated financial statements following under the section heading “Item 8- Financial Statements and Supplementary Data”.

Our plan of operation for the next twelve months is to continue with exploration and permitting of our expanded Wyoming Powder River Basin properties. Our planned geological exploration programs are described in Item 2 of this Report. Our planned cash operating expenditures for the year ending December 31, 2011 for corporate expenses, exploration on our Wyoming mineral properties and general and administrative expenses are summarized as follows:

Category	Planned Cash Expenditures Over the Next Twelve Months
Exploration	$2,880,000
Environmental, production and well planning	$690,000
General and Administrative expenses	$6,190,000
TOTAL	$9,760,000

In addition to our planned operating expenditures we may increase exploration expenditures and make additional property acquisitions beyond the above as opportunities arise and, if warranted, commence capital expenditures for our Nichols Ranch ISR Uranium Project which is under review by licensing authorities. Our exploration and development plans will be continually evaluated and modified as exploration and permitting results become available. Modifications to our plans will be based on many factors, including: results of exploration, assessment of data, weather conditions, exploration costs, the price of uranium and available capital. Further, the extent of our operations and investment programs that we undertake will be dependent upon the amount of financing available to us.

During the twelve-month period following the date of this Annual Report, we anticipate that we will not generate any revenues. We anticipate that funding to carry out our 2011 plans will be from existing resources.

Future Financings

We may require additional financing to carry out an expanded program of exploration, mine planning and property acquisitions during 2011. This may require debt financing and/or additional sales of our common stock in order to raise the funds necessary to pursue opportunities and to fund our working capital.

Issuances of additional shares would result in dilution to our existing shareholders. There is no assurance that we will be successful in completing any financings. Failure to obtain additional financing on a timely basis could require a reduced plan of operations and acquisitions beyond 2011.

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

Contractual Obligations

Our contractual obligations extending beyond the fiscal year ended December 31, 2010 are described in Note 14 of the audited consolidated financial statements following under the section heading “Item 8. Financial Statements and Supplementary Data”.

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

During the year ended December 31, 2010, mineral property expenditures totaling $6,661,909 (2009 -$4,778,386, (2008 - $30,505,332) were expensed.

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

December 31, 2010

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders
Uranerz Energy Corporation
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Uranerz Energy Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2010 and accumulated from May 26, 1999 (Date of Inception) to December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Uranerz Energy Corporation as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 and accumulated from May 26, 1999 (Date of Inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2011 expressed an unqualified opinion thereon.

/s/ MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

March 11, 2011

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	December 31,	December 31,
	2010	2009
	$	$
ASSETS
Current Assets
Cash	36,437,370	20,426,032
Marketable securities	–	8,766,943
Prepaid expenses and deposits (Note 7(a))	816,269	696,843
Other current assets	32,011	23,709
Total Current Assets	37,285,650	29,913,527
Prepaid Expenses and Deposits (Note 7(a))	825,583	37,000
Mineral Property Reclamation Surety Deposits (Note 6(g))	2,019,721	318,783
Property and Equipment (Note 5)	503,129	540,979
Total Assets	40,634,083	30,810,289

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	93,115	185,962
Accrued liabilities (Note 7(b))	617,184	463,865
Due to related parties (Note 9)	49,186	54,920
Loan payable (Note 8)	–	18,079
Total Liabilities	759,485	722,826

Commitments and Contingencies (Notes 6 and 14)
Subsequent Events (Note 17)
Stockholders’ Equity
Preferred Stock, 10,000,000 shares authorized, $0.001 par value; No shares issued and outstanding	–	–
Common Stock, 200,000,000 shares authorized, $0.001 par value; 70,821,433 and 64,194,887 shares issued and outstanding, respectively	70,821	64,195
Additional Paid-in Capital	123,138,957	98,811,898
Deficit Accumulated During the Exploration Stage	(83,443,134)	(68,843,151)
Total Stockholders’ Equity	39,766,644	30,032,942
Non-controlling Interest	107,954	54,521
Total Equity	39,874,598	30,087,463
Total Liabilities and Stockholders’ Equity	40,634,083	30,810,289

(The accompanying notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)

	Accumulated From
	May 26, 1999
	(Date of Inception)	Years Ended
	to December 31,	December 31,
	2010	2010	2009	2008
	$	$	$	$

Revenue	–	–	–	–

Expenses
Depreciation	577,685	200,266	175,877	129,268
Foreign exchange	32,885	5,464	2,868	(3,949)
General and administrative (Note 11)	37,496,555	8,424,053	4,599,397	6,153,218
Mineral property expenditures	50,616,927	6,661,909	4,778,386	30,505,332
Total Operating Expenses	88,724,052	15,291,692	9,556,528	36,783,869
Operating Loss	(88,724,052)	(15,291,692)	(9,556,528)	(36,783,869)
Other Income (Expense)
Gain on sale of investment securities	79,129	–	–	–
Interest income	1,939,759	52,290	155,402	610,408
Loss on settlement of debt	(132,000)	–	–	–
Mineral property option payments received	152,477	–	–	–
Total Other Income	2,039,365	52,290	155,402	610,408
Loss from continuing operations	(86,684,687)	(15,239,402)	(9,401,126)	(36,173,461)
Discontinued operations (Note 4)
Loss from discontinued operations	(28,732)	–	–	(2,632)
Gain on disposal of discontinued operations	979,709	–	–	979,709
Gain on discontinued operations	950,977	–	–	977,077
Net Loss	(85,733,710)	(15,239,402)	(9,401,126)	(35,196,384)
Net loss attributable to non-controlling interest	2,290,576	639,419	701,972	949,185
Net loss Attributable to the Company	(83,443,134)	(14,599,983)	(8,699,154)	(34,247,199)

Other Comprehensive Loss
Foreign currency translation adjustment	–	–	–	(481)
Comprehensive Loss	(83,443,134)	(14,599,983)	(8,699,154)	(34,247,680)
Amounts attributable to Company stockholders
Loss from continuing operations	(84,394,111)	(14,599,983)	(8,699,154)	(35,224,276)
Gain on discontinued operations	950,977	–	–	977,077
Net loss attributable to the Company	(83,443,134)	(14,599,983)	(8,699,154)	(34,247,199)
Net Loss Per Share Attributable to Company
Shareholders – Basic and Diluted
Continuing Operations		(0.23)	(0.15)	(0.68)
Discontinued Operations		–	–	0.02
Net Loss Per Share – Basic and Diluted		(0.23)	(0.15)	(0.66)

Weighted Average Shares Outstanding		64,433,000	57,060,000	52,263,000

(The accompanying notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)

	Accumulated From
	May 26, 1999 (Date of
	Inception)	Years Ended
	to December 31,	December 31,
	2010	2010	2009	2008
	$	$	$	$
Operating Activities
Net loss	(85,733,710)	(15,239,402)	(9,401,126)	(35,196,384)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	577,685	200,266	175,877	129,268
Equity loss on investment	74,617	–	–	74,617
Gain on disposition of discontinued operations	(979,709)	–	–	(979,709)
Gain on sale of investment securities	(79,129)	–	–	–
Loss on settlement of debt	132,000	–	–	–
Non-cash mineral property option payment	(37,500)	–	–	–
Shares issued to acquire mineral properties	19,105,000	–	–	19,090,000
Warrants issued for mineral property costs	1,258,000	1,258,000	–	–
Stock-based compensation	20,365,338	3,746,165	922,265	2,681,417
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(1,635,615)	(908,009)	(92,628)	(317,538)
Other current assets	(31,986)	(8,302)	(13,440)	82,175
Accounts payable and accrued liabilities	840,967	60,471	234,154	272,534
Due to related parties	519,945	(5,734)	4,921	(18,865)
Net Cash Used in Operating Activities	(45,624,097)	(10,896,545)	(8,169,977)	(14,182,485)
Investing Activities
Reclamation surety deposits	(2,019,721)	(1,700,938)	(379)	(268,404)
Acquisition of subsidiary, net of cash paid	(48)	–	–	–
Proceeds from sale of marketable securities	20,548,664	8,766,943	11,665,092	–
Purchase of property and equipment	(982,398)	(162,415)	(74,284)	(365,552)
Purchase of investment securities	(20,432,035)	–	–	(20,432,035)
Disposition of subsidiary	905,092	–	–	905,092
Net Cash Provided By (Used In) Investing Activities	(1,980,446)	6,903,590	11,590,429	(20,160,899)
Financing Activities
Repayment of loan payable	(98,414)	(18,079)	(34,067)	(31,456)
Advances to related party	10,700	–	–	–
Contributions from non-controlling interest	2,398,530	692,852	686,908	1,018,770
Proceeds from issuance of common stock	86,213,592	20,506,915	17,166,125	24,221,275
Share issuance costs	(4,482,495)	(1,177,395)	(1,634,628)	(1,387,219)
Net Cash Provided By Financing Activities	84,041,913	20,004,293	16,184,338	23,821,370
Effect of Exchange Rate Changes on Cash	–	–	–	(481)
Increase (Decrease) In Cash	36,437,370	16,011,338	19,604,790	(10,522,495)
Cash - Beginning of Period	–	20,426,032	821,242	11,343,737
Cash - End of Period	36,437,370	36,437,370	20,426,032	821,242
Non-cash Investing and Financing Activities
Sale of 60% of subsidiary for interest in mineral property	774,216	–	–	774,216
Investment securities received as a mineral property option payment	37,500	–	–	–
Purchase of equipment with loan payable	98,414	–	–	–
Common stock issued to settle debt	744,080	–	–	402,250
Warrants issued for mineral property costs	1,258,000	1,258,000	–	–
Common stock issued for mineral property costs	19,105,000	–	–	19,090,000
Supplemental Disclosures
Interest paid	12,184	404	2,941	5,551
Income taxes paid	–	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statement of Stockholders’ Equity
For the Period from May 26, 1999 (Date of Inception) to December 31, 2010
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

(The accompanying notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity
For the Period from May 26, 1999 (Date of Inception) to December 31, 2010
(Expressed in US dollars)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the
	Common Stock		Paid-in	Comprehensive	Exploration	Non-Controlling
	Shares	Amount	Capital	Income	Stage	Interest	Total
	#	$	$	$	$	$	$

Balance, December 31, 2005	21,995,000	21,995	6,913,393	–	(5,150,531)	–	1,784,857
Shares issued for cash at $1.00 per share	7,245,000	7,245	7,237,755	–	–	–	7,245,000
Shares issued for cash at $1.75 per share	2,142,200	2,142	3,746,708	–	–	–	3,748,850
Share issuance costs	–	–	(516,964)	–	–	–	(516,964)
Shares issued for finders fees	238,498	238	277,460	–	–	–	277,698
Shares issued upon the exercise of warrants	2,700,000	2,700	1,774,550	–	–	–	1,777,250
Shares issued for services at $0.91 per share	100,000	100	90,900	–	–	–	91,000
Shares and options issued to settle debt	139,640	140	129,690	–	–	–	129,830
Fair value of stock options granted	–	–	4,124,025	–	–	–	4,124,025
Foreign currency translation adjustments	–	–	–	542	–	–	542
Net loss for the year	–	–	–	–	(6,548,901)	–	(6,548,901)
Balance, December 31, 2006	34,560,338	34,560	23,777,517	542	(11,699,432)	–	12,113,187
Shares issued upon the exercise of warrants	4,481,749	4,482	8,312,196	–	–	–	8,316,678
Shares issued upon the exercise of options	182,000	182	287,918	–	–	–	288,100
Fair value of stock options granted	–	–	4,997,753	–	–	–	4,997,753
Foreign currency translation adjustments	–	–	–	(61)	–	–	(61)
Net loss for the year	–	–	–	–	(14,197,366)	–	(14,197,366)
Balance, December 31, 2007	39,224,087	39,224	37,375,384	481	(25,896,798)	–	11,518,291
Shares issued to acquire mineral properties	5,750,000	5,750	19,084,250	–	–	–	19,090,000
Shares issued upon the exercise of warrants	96,100	96	240,154	–	–	–	240,250
Shares issued upon the exercise of options	356,300	356	304,669	–	–	–	305,025
Shares issued pursuant to private placement	9,865,000	9,865	23,666,135	–	–	–	23,676,000
Shares issued to settle debt	160,900	161	402,089	–	–	–	402,250
Share issuance costs	–	–	(1,387,219)	–	–	–	(1,387,219)
Fair value of stock options granted	–	–	2,681,417	–	–	–	2,681,417
Foreign currency translation adjustments	–	–	–	(481)	–	–	(481)
Net loss for the year	–	–	–	–	(34,247,199)	(949,185)	(35,196,384)
Contribution from non-controlling interest	–	–	–	–	–	1,018,770	1,018,770
Balance, December 31, 2008	55,452,387	55,452	82,366,879	–	(60,143,997)	69,585	22,347,919
Shares issued upon the exercise of options	242,500	243	165,882	–	–	–	166,125
Shares issued pursuant to public offering	8,500,000	8,500	16,991,500	–	–	–	17,000,000
Share issuance costs	–	–	(1,634,628)	–	–	–	(1,634,628)
Fair value of stock options granted	–	–	922,265	–	–	–	922,265
Net loss for the year	–	–	–	–	(8,699,154)	(701,972)	(9,401,126)
Contribution from non-controlling interest	–	–	–	–	–	686,908	686,908
Balance, December 31, 2009	64,194,887	64,195	98,811,898	–	(68,843,151)	54,521	30,087,463

(The accompanying notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statement of Stockholders’ Equity
For the Period from May 26, 1999 (Date of Inception) to December 31, 2010
(Expressed in US dollars)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Exploration	Non-Controlling
	Shares	Amount	Capital	Stage	Interest	Total
	#	$	$	$	$	$

Balance, December 31, 2009	64,194,887	64,195	98,811,898	(68,843,151)	54,521	30,087,463
Fair value of stock options granted	–	–	3,746,165	–	–	3,746,165
Fair value of warrants issued for mineral property costs	–	–	1,258,000	–	–	1,258,000
Shares issued upon the exercise of options	454,100	454	431,461	–	–	431,915
Shares issued upon the exercise of warrants	25,000	25	74,975	–	–	75,000
Shares issued pursuant to public offering	6,147,446	6,147	19,993,853	–	–	20,000,000
Share issuance costs	–	–	(1,177,395)	–	–	(1,177,395)
Net loss and comprehensive loss for the year	–	–	–	(14,599,983)	(639,419)	(15,239,402)
Contribution from non-controlling interest	–	–	–	–	692,852	692,852
Balance, December 31, 2010	70,821,433	70,821	123,138,957	(83,443,134)	107,954	39,874,598

(The accompanying notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010
(Expressed in US dollars)

1.	Nature of Operations

Uranerz Energy Corporation (the “Company”) was incorporated in the State of Nevada, U.S.A. on May 26, 1999. Effective July 5, 2005, the Company changed its name from Carleton Ventures Corp. to Uranerz Energy Corporation. The Company has mineral property interests in the United States.

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

These consolidated financial statements include the accounts of the Company and the accounts of an unincorporated venture, Arkose Mining Venture (“Arkose”) in which the Company holds an 81% interest and maintains majority voting control. Rolling Hills Resources LLC (“Rolling Hills”), a Mongolian company previously wholly-owned by the Company, was consolidated on December 31, 2007. During the year ended December 31, 2008, the Company disposed of Rolling Hills. All inter-company transactions and balances have been eliminated. The Company’s fiscal year-end is December 31.

	b)	Use of Estimates

The preparation of these consolidated statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to useful life and recoverability of long-lived assets, stock-based compensation, asset retirement obligation, deferred income tax asset valuations and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents.

	d)	Marketable Securities

The Company defines marketable securities as income yielding securities that can be readily converted into cash. Examples of marketable securities include U.S. Treasury and agency obligations, commercial paper, corporate notes and bonds, time deposits, foreign notes and certificates of deposit. The Company accounts for its investment in debt and equity instruments under FASB ASC 320, Investments – Debt and Equity Securities. The Company follows the guidance provided by ASC 320 to assess whether its investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense). Management determines the appropriate classification of such securities at the time of purchase and re-evaluates such classification as of each balance sheet date.

	e)	Property and Equipment

Property and equipment consists of computers, office equipment and field equipment. These assets are recorded at cost and are depreciated on a straight-line basis over their estimated life of five years.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	f)	Financial Instruments/Concentrations

The Company’s financial instruments consist principally of cash and short-term marketable securities, accounts payable and loan payable. Marketable securities consist of time deposits longer than three months and are classified as held to maturity securities. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments the fair value of marketable securities is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the Company’s other financial instruments approximate their current fair values because of their nature and relatively short maturity dates or durations.

	g)	Mineral Property Costs

The Company is primarily engaged in the acquisition, exploration and development of mineral properties. Mineral property acquisition costs are capitalized when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisitions and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met. In the event that a mineral property is acquired through the issuance of the Company’s shares, the mineral property will be recorded at the fair value of the respective property or the fair value of common shares, whichever is more readily determinable.

When mineral properties are acquired under option agreements with future acquisition payments to be made at the sole discretion of the Company, those future payments, whether in cash or shares, are recorded only when the Company has made or is obliged to make the payment or issue the shares. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves and a bankable feasibility, the costs incurred to develop such property are capitalized.

During the year ended December 31, 2010, mineral property expenditures totalling $6,661,909 (2009 - $4,778,386, 2008 - $30,505,332) were expensed.

	h)	Asset Retirement Obligation

Estimated future removal and site restoration costs, when determinable are provided over the life of proven reserves on a units-of-production basis. Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards. Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred. At December 31, 2010, the Company has recorded $78,084 (2009 – $75,540, 2008 – $40,500) for well reclamation obligations in accrued liabilities.

	i)	Foreign Currency Translation

The functional and reporting currency of the Company is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated to United States dollars in accordance with ASC 740, Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

	j)	Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. During the years ended December 31, 2010 and 2009, the Company had no items that represent a comprehensive loss. During the year ended December 31, 2008, the Company’s other comprehensive loss consisted of unrealized losses on foreign currency translation adjustments.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	k)	Long-lived Assets

In accordance with ASC 360, Property Plant and Equipment the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and a current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

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

ASC 718 requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviours. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

	m)	Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Shares underlying these securities totaled approximately 12,960,600 as of December 31, 2010 (2009 – 15,132,200; 2008 – 9,892,200).

	n)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Income Taxes as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward and mineral property acquisition, exploration and development costs. The potential benefits of net operating losses have not been recognized in these consolidated financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010
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

Certain reclassifications have been made to the prior period’s financial statements to conform to the current year’s presentation including the reclassification of non-controlling interest upon the adoption of ASC 810, Consolidation.

3.	Cash and Marketable Securities

At December 31, 2010, the Company had $36,437,370 (2009 – $29,192,975) in cash and marketable securities. The marketable securities consist of $Nil (2009 – $8,766,943) of bank guaranteed deposits with terms longer than three months and classified as held-to-maturity. Pursuant to ASC 820 the fair value of all marketable securities is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company places cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines.

4.	Investment in Rolling Hills

Rolling Hills was formerly a wholly owned subsidiary incorporated in Mongolia. On June 18, 2008, the Company disposed of 60% of its investment pursuant to an option and joint venture agreement. On August 25, 2008, the Company disposed of the remaining 40% of its investment. During the year ended December 31, 2008, the Company recognized a gain on the disposal of $979,709.

As a result of the Company’s disposal of Rolling Hills all operations related to the former subsidiary have been classified as discontinued operations. Cash flows from discontinued operations were not material and were combined with cash flows from continuing operations within the consolidated statement of cash flows categories.

5.	Property and Equipment

			December 31,	December 31,
			2010	2009
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Computers and office equipment	219,431	133,495	85,936	90,088
Field equipment	861,382	444,189	417,193	450,891

	1,080,813	577,684	503,129	540,979

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010
(Expressed in US dollars)

6.	Mineral Properties

a)

On April 26, 2005, the Company entered into an agreement to acquire a 100% interest in two mineral prospecting permits located in the Athabasca Basin area of Saskatchewan, Canada for consideration of Cdn$40,757 and a 2% royalty on the prospecting permits. This agreement was with a company controlled by a director of the Company. On October 20, 2005, the agreement was amended so that the Company received a one-time right, exercisable for ninety days, following the completion of a bankable feasibility study to buy one-half of the vendor’s royalty interest for Cdn$1,000,000. On November 4, 2005, the Company entered into an option and joint venture agreement with another company (the “Optionee”) on the Company’s two mineral prospecting permits. In 2007, a total of seven claims were staked within the boundaries of the original two mineral prospecting permits. On April 24, 2008, the Optionee forfeited its right to earn an interest in the property. Four of the seven claims have expired and the remaining three claims are due to expire on January 30, 2011, unless the required minimum amount of exploration work is completed. As at December 31, 2010, the Company had received Cdn$50,000 of installment payments pursuant to this agreement, which were netted against mineral property expenditures. Subsequent to December 31, 2010, these claims expired. Refer to Note 17(d).

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

	e)	On February 1, 2007, the Company acquired three mineral properties consisting of 138 unpatented lode mining claims located in Campbell County, Wyoming for a total purchase price of $3,120,000.

	f)	In 2007, the Company acquired several mining leases in Briscoe County, Texas for a total purchase price of $60,817.

g)

The Company has provided cash security of $2,019,721 (2009 - $318,783) to support reclamation surety, including bonding by third party insurers, to the State of Wyoming and the United States Government. Refer to Note 14(f). The cash posted as security is not generally available for working capital purposes.

h)

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

Prepaid expenses	$229,247
Mineral property expenditures	24,617,796

$24,847,043

i)	On August 20, 2008, the Company leased 891 acres of mineral properties near the Company’s Nichols Ranch project area in Wyoming for an advanced royalty payment of $22,275.

j)

On August 20, 2008, the Company, on behalf of the Arkose Mining Venture, leased 6,073 acres of mineral properties within Arkose’s area of interest in Wyoming for an advanced royalty payment of $151,828.

k)	On September 18, 2008, the Company leased 984 acres of mineral properties within the Company’s North Reno Creek project area in Wyoming.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010
(Expressed in US dollars)

6.	Mineral Properties (continued)

l)

On December 3, 2008, the Company, on behalf of the Arkose Mining Venture, leased 1,680 acres of mineral properties within Arkose’s area of interest in Wyoming for a five year advanced royalty payment of $83,993.

	m)	On July 7, 2009, the Company, through the Arkose Mining Venture, leased 320 acres of mineral properties within Arkose’s area of interest in Wyoming.

n)

On August 21, 2009, the Company decided not to pay annual maintenance fees totalling $58,380 for 285 mining claims which were 100% owned and 132 mining claims in which it had an 81% interest that are no longer of strategic interest to the Company.

	o)	On January 26, 2010, the Company acquired geological data on the North Reno Creek uranium prospect located in Campbell County, Wyoming for a total purchase price of $600,000.

	p)	On July 2, 2010 the Company paid the remaining $606,780 of a $674,200 customer advance for the provision of electricity to the Company’s Nichols Ranch ISR Uranium Project.

	q)	On July 29, 2010 the Company decided not to renew 295 mineral claims which were 100% owned by the Company and 1,266 mineral claims owned through the Arkose Mining Venture.

r)

On August 13, 2010, the Company acquired geological data on the Powder River Basin, Wyoming by issuing warrants with a fair value of $1,258,000 to purchase 2,000,000 common shares of the Company at an exercise price of $3.00 per share.

7.	Balance Sheet Details

	a)	The components of prepaid expenses and deposits are as follows:

	December 31,	December 31,
	2010	2009
	$	$

Consulting	5,295	–
Insurance	66,905	82,929
Lease costs	405,012	560,023
Reclamation bonding	224,655	–
Surface use and damage costs	109,806	45,219
Other	4,596	8,672

Current prepaid expenses and deposits	816,269	696,843

Deposits	29,233	37,000
Power supply advance	674,200	–
Power supply deposit	122,150	–

Non-current prepaid expenses and deposits	825,583	37,000

b)	The components of accrued liabilities are as follows:

	December 31,	December 31,
	2010	2009
	$	$

Mineral exploration expenses	457,100	388,325
Reclamation costs	78,084	75,540
Other	82,000	–

Total accrued liabilities	617,184	463,865

8.	Loan Payable

`	December 31,	December 31,
	2010	2009
Loan payable to vendor, interest imputed at 8% per annum, maturing June 2010, and secured by field equipment	$–	$18,079

Less current portion:	–	(18,079)

	$–	$–

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010
(Expressed in US dollars)

9.	Related Party Transactions / Balances

a)

During the year ended December 31, 2010, the Company incurred $131,355 (2009 - $180,300, 2008 - $198,500) for contracted office and administrative services (included in general and administrative expenses) to a company controlled by a Director.

b)

During the year ended December 31, 2010, the Company incurred $919,186 (2009 - $818,068, 2008 - $812,285) for consulting services (included in general and administrative expenses) provided by Officers. Other general and administrative expenses were reimbursed in the normal course of business. At December 31, 2010, consulting services and expenditures incurred on behalf of the Company of $46,493 (2009 - $54,920) are owed to these Officers, and these amounts are unsecured, non-interest bearing, and due on demand.

c)

During the year ended December 31, 2010, the Company incurred Directors’ fees of $159,000 (2009 - $105,500, 2008 - $77,500) for five non-executive Directors. The amounts have been recorded as general and administrative expenses. At December 31, 2010, expenditures incurred on behalf of the Company of $2,693 (2009 - $Nil) are owed to these Directors.

	d)	During the year ended December 31, 2010, the Company incurred $15,900 (2009 - $1,500, 2008 - $5,600) for bonuses (included in general and administrative expenses) for related party officers.

10.	Common Stock

Share transactions for the year ended December 31, 2010:

	a)	During October, November and December 2010, the Company issued 454,100 shares of common stock, pursuant to the exercise of stock options, for proceeds of $431,915.

	b)	In December 2010, the Company issued 25,000 shares of common stock, pursuant to the exercise of common share purchase warrants, for proceeds of $75,000.

c)

In December 2010, the Company issued 6,147,446 shares of common stock, pursuant to a public financing for gross proceeds of $20,000,000. The Company incurred share issuance costs of $1,177,395 relating to the offering.

Share transactions for the year ended December 31, 2009:

	a)	In May 2009, the Company issued 50,000 shares of common stock pursuant to the exercise of common share purchase options for proceeds of $37,500.

	b)	In August 2009, the Company issued 37,500 shares of common stock pursuant to the exercise of common share purchase options for proceeds of $24,375.

	c)	In September 2009, the Company issued 155,000 shares of common stock pursuant to the exercise of common share purchase options for proceeds of $104,250.

d)

In October 2009, the Company completed a public offering of 8,500,000 units of the Company at a price of $2.00 per unit for gross proceeds of $17,000,000. Each unit comprises one share of the Company's common stock and one half of one share purchase warrant, with each whole warrant exercisable to purchase one additional share of the Company's common stock for a period of 30 months at an exercise price of $3.00. The Company incurred share issuance costs of $1,634,628 relating to the offering and the Company issued 4,250,000 common share purchase warrants exercisable for $3.00 per share during the thirty month period ending April 27, 2012.

Share transactions for the year ended December 31, 2008:

	a)	In January 2008, the Company issued 270,000 shares of common stock pursuant to the exercise of common share purchase options for proceeds of $202,500.

b)

In January 2008, the Company issued 5,750,000 shares of common stock with a fair value of $19,090,000 for the acquisition of mineral properties. The Company incurred share issuance costs of $75,654. Refer to Note 6(h).

	c)	In March 2008, the Company issued 96,100 shares of common stock pursuant to the exercise of common share purchase warrants for proceeds of $240,250.

	d)	In March 2008, the Company issued 160,900 shares of common stock with a fair value of $402,250 to settle $402,250 owed to a Director of the Company.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010
(Expressed in US dollars)

10.	Common Stock (continued)

	e)	In March 2008, the Company issued 16,300 shares of common stock pursuant to the exercise of common share purchase options for proceeds of $12,225.

f)

In April 2008, the Company completed a private placement of 9,865,000 units, comprised of 9,865,000 common shares and 4,932,498 common share purchase warrants, at $2.40 per unit for gross proceeds of $23,676,000. Each warrant entitles the holder to purchase one common share for $3.50 for a two year period ending April 15, 2010. The Company paid cash commissions of $1,100,640 and 120,000 warrants to purchase 120,000 common shares at $2.60 per share exercisable for a one year period ending April 15, 2009. The Company incurred share issuance costs in connection with the private placement of $1,347,098 including agents’ warrants with a fair value of $68,041.

	g)	In June 2008, the Company issued 50,000 shares of common stock pursuant to the exercise of stock options for proceeds of $37,500.

	h)	In August 2008, the Company issued 20,000 shares of common stock pursuant to the exercise of common share purchase options for proceeds of $52,800.

11.	Stock-based Compensation

The Company adopted a Stock Option Plan dated November 7, 2005 under which the Company is authorized to grant stock options to acquire up to a total of 10,000,000 shares of common stock. No options shall be issued under the Stock Option Plan at a price per share less than the defined Market Price. On June 11, 2008, the Company modified the Stock Option Plan to define Market Price as the volume weighted average trading price of the Company’s common shares on the Toronto Stock Exchange or American Stock Exchange, now the NYSE Amex, whichever has the greater trading volume for the five trading days before the date of grant. At December 31, 2010, the Company had 1,889,860 shares of common stock available to be issued under the Stock Option Plan.

On March 3, 2010, the Company modified the terms of 5,286,700 outstanding options. The weighted average grant date fair value of the modified stock options was $0.49 and the Company recognized an additional $2,535,808 stock-based compensation expense which is included in general and administrative expense related to the modification of these options.

During the year ended December 31, 2010, the Company granted 1,240,000 stock options to directors, officers, employees and consultants to acquire 702,500 common shares at an exercise price of $1.33 per share for 5 - 10 years, 185,000 common shares at an exercise price of $1.35 per share for 1.5 years, 100,000 common shares at an exercise price of $1.40 per share for 10 years, 200,000 common shares at an exercise price of $1.64 per share for 1.5 years, 2,500 common shares at an exercise price of $1.20 per share for 1.5 years, and 50,000 common shares at an exercise price of $3.19 per share for two years. During the year ended December 31, 2010, the Company recorded stock-based compensation for the vested options of $1,210,357 as general and administrative expense related to these options.

During the year ended December 31, 2009, the Company granted 1,502,500 stock options with immediate vesting to directors, officers, employees and consultants to acquire 1,327,500 common shares at an exercise price of $0.65 per share for 2 - 7 years, 100,000 common shares at an exercise price of $2.07 per share for 10 years and 75,000 common shares at an exercise price of $1.37 for 2 years. During the year ended December 31, 2009, the Company recorded stock-based compensation for the vested options of $922,265 as general and administrative expense.

During the year ended December 31, 2008, the Company granted stock options to directors, officers, employees and consultants to acquire 1,063,000 common shares at exercise prices from $2.13 to $3.22 per share exercisable for 5 years and recorded stock-based compensation for the vested options of $2,681,417 as general and administrative expense.

The fair value of stock options granted during the years ended December 31, 2010, 2009 and 2008 was $0.93, $0.60 and $2.20 per share, respectively.

The weighted average assumptions used for each of the years ended December 31, are as follows:

	2010	2009	2008

Expected dividend yield	0%	0%	0%
Risk-free interest rate	1.57%	1.34%	2.94%
Expected volatility	107%	129%	134%
Expected option life (in years)	3.27	3.89	4.14

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010
(Expressed in US dollars)

11.	Stock-based Compensation (continued)

The total intrinsic value of stock options exercised during the years ended December 31, 2010, 2009 and 2008, was $1,003,198, $276,400 and $641,954, respectively.

The following table summarizes the continuity of the Company’s stock options:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
		$		$

Outstanding, December 31, 2007	4,283,000	2.00

Granted	1,063,000	2.64
Cancelled	(150,000)	3.36
Exercised	(356,300)	0.86

Outstanding, December 31, 2008	4,839,700	2.18

Granted	1,502,500	0.78
Forfeited	(150,000)	2.61
Exercised	(242,500)	0.69

Outstanding, December 31, 2009	5,949,700	1.88

Granted	1,240,000	1.46
Exercised	(454,100)	0.95

Outstanding, December 31, 2010	6,735,600	1.86	6.05	14,372,749

Exercisable, December 31, 2010	6,660,600	1.86	6.02	14,195,249

A summary of the status of the Company’s non-vested stock options as of December 31, 2010, and changes during the years ended December 31, 2010, 2009 and 2008 is presented below:

		Weighted
		Average
	Number of	Grant Date
Non-vested stock options	Options	Fair Value
		$

Non-vested at December 31, 2007	325,000	3.14

Granted	1,063,000	2.20
Vested	(1,229,500)	2.36

Non-vested at December 31, 2008	158,500	2.86

Granted	1,502,500	0.78
Vested	(1,529,000)	0.77
Forfeited	(5,000)	2.89

Non-vested at December 31, 2009	127,000	1.33

Granted	1,240,000	0.93
Vested	(1,292,000)	0.95

Non-vested at December 31, 2010	75,000	1.16

As at December 31, 2010, there was $30,110 of unrecognized compensation cost related to non-vested stock option agreements. This cost is expected to be recognized over a weighted average period of 0.40 years.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010
(Expressed in US dollars)

12.	Stock Purchase Warrants

a)

On August 13, 2010, the Company issued warrants to purchase 2,000,000 shares of common stock to a third party in exchange for the acquisition of intellectual property related to certain uranium prospects. Each warrant entitles the holder to acquire one common share of the Company for $3.00. The warrants have a four year term and vest as to 25% in July 2010, 2011, 2012 and 2013, respectively. (Refer to Note 6(r)).

b)

On October 27, 2009, the Company issued 4,250,000 common share purchase warrants exercisable for $3.00 per share during the thirty month period ending April 27, 2012. In December 2010, 25,000 warrants were exercised. The Company has the right to accelerate the expiry date of the warrants in the event that the underlying common shares trade at a closing price of greater than $3.50 per share for a period of 20 consecutive trading days. On January 26, 2011, the Company exercised its right to accelerate the warrants expiry date to February 25, 2011 (Refer to Note 17(e))

	c)	On April 15, 2008, the Company issued 4,932,498 common share purchase warrants exercisable for $3.50 per share, all of which expired unexercised on April 15, 2010.

d)

On April 15, 2008 the Company issued 120,000 Agents’ common share purchase warrants, exercisable for $2.60 per share during the twelve month period ending April 15, 2009. The fair value of these Agents’ warrants issued was estimated at the date of grant to be $68,041 ($0.57 each) using the Black-Scholes option-pricing model assuming an expected life of 1 year, a risk-free rate of 1.70%, an expected volatility of 83% and no expected dividends. The fair value of these share purchase warrants was recorded as stock issue costs. They expired on April 15, 2009.

A summary of the changes in the Company’s common share purchase warrants is presented below:

		Weighted Average
	Number	Exercise Price
		$
Balance, December 31, 2008	5,052,498	2.86
Issued	4,250,000	3.00
Expired	(120,000)	2.60
Balance December 31, 2009	9,182,498	3.27
Issued	2,000,000	3.00
Expired	(4,932,498)	3.50
Exercised	(25,000)	3.00
Balance December 31, 2010	6,225,000	3.00

As at December 31, 2010, the following common share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
	$
4,225,000	3.00	April 27, 2012 *
2,000,000	3.00	June 30, 2014

6,225,000		*(Subsequently accelerated to February 25, 2011. Refer to Note 17(e))

13.	Shareholder Rights Plan

The Company has adopted a Shareholder Rights Plan (the "Plan") effective August 25, 2010. The Plan confers one right (a "Right") for each of the Company’s outstanding share of common stock, as at August 25, 2010 and for shares of common stock issued thereafter. Each Right will be evidenced by the Company's shares of common stock and will trade with the Company's shares of common stock. Under the terms of the Plan, the Rights separate and become exercisable upon a “flip-in event”: if a person or group acquires 20% or more of the Company's common stock other than through a take-over bid which meets certain requirements, among them that the offer be extended to all shareholders, that it remain open for 60 days, and that it receive approval of not less than 50% of independent shareholders. If a flip-in event occurs as described in the Plan, the Rights entitle the holder of each Right to purchase for $8.75 per share (the “exercise price”) that number of shares of common stock of the Company which has a market value of twice the exercise price, subject to certain adjustments as provided under the Plan. The Plan is effective for a three-year period.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010
(Expressed in US dollars)

14.	Commitments

a)

The Company has employment or consulting services agreements with each of its executives. Officers with contracts for services have notice requirements which permit payment in lieu of notice and all officers are due a termination payment following a change in control of the Company.

	b)	On September 18, 2008, the Company signed two mining lease agreements which require ten annual payments of $75,000. The first two payments have been made. Refer to Note 6(k).

c)

In 2008 the Company provided cash security to support a bond in the amount of $622,500 to the State of Wyoming, Department of Environmental Quality or the Secretary of the Interior, United States Government. The bond is in lieu of depositing cash to guarantee reclamation of exploration drill holes in the Arkose Mining Venture and surety was provided by an insurance company. The bond applies to 250 drill holes on a revolving basis. To date, the Company and the Arkose Mining Venture have a 100% record of completing reclamation without recourse to security provided.

d)

On May 1, 2009, the Company agreed to pay an estimated cost of $202,987, subsequently revised to $163,107, for the Nichols Ranch Power Line Extension Project. As at December 31, 2010, a $40,957 payment for engineering and design has been paid and recorded as an expense and $122,150 has been paid as a deposit which will be reclassified upon obtaining construction approval.

	e)	On May 19, 2010, the Company signed an office premises lease for a period of three years commencing September 1, 2010. Rent is approximately $50,604 per annum.

f)

In December 2010, the Company provided cash security to support a bond in the amount of $6,800,000 to the State of Wyoming, Department of Environmental Quality or the Secretary of the Interior, United States Government. The bond is in lieu of depositing cash to guarantee mine reclamation. The bond applies to the first year’s operation of the Company’s Nichols Ranch ISR Uranium Project. (See also Note 6 (g)).

15.	Income Taxes

	December 31,	December 31,	December 31,
	2010	2009	2008
	$	$	$

Deferred tax asset
- Net operating losses	7,775,836	5,648,823	3,700,530
- Mineral property acquisition, exploration and development	17,679,000	15,347,332	13,674,897
- Less valuation allowance	(25,454,836)	(20,996,155)	(17,375,427)

Net deferred tax asset	–	–	–

The Company has incurred operating losses of approximately $22,216,673 which, if unutilized, will expire through to 2029. Future tax benefits, which may arise as a result of these losses, have not been recognized in these consolidated financial statements, and have been offset by a valuation allowance. The following table lists the fiscal years in which the loss was incurred and the expiration dates of the losses.

	Net	Expiration
	Loss	Date

1999	$329	2019
2000	493	2020
2001	18,389	2021
2002	46,564	2022
2003	23,560	2023
2004	18,367	2024
2005	4,420,398	2025
2006	1,438,511	2026
2007	2,828,339	2027
2008	3,870,989	2028
2009	4,934,131	2029
2010	4,616,603	2030

	$22,216,673

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010
(Expressed in US dollars)

16.	Segment Disclosures

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

Prior to the year ended December 31, 2008, the Company only had one operating segment. Financial statement information by operating segment for the years ended December 31, 2010, 2009 and 2008 is presented below:

	December 31, 2010
	Total	Uranerz	Arkose
	$	$	$

Assets	40,634,083	39,770,022	864,061

Net loss	(14,599,983)	(13,005,108)	(1,594,875)
Interest expense	–	–	–
Interest revenue	52,290	51,352	938
Depreciation	(200,266)	(200,266)	–

	December 31, 2009
	Total	Uranerz	Arkose
	$	$	$

Assets	30,810,289	30,153,087	657,202

Net loss	(8,699,154)	(6,900,858)	(1,798,296)
Interest expense	(2,941)	(2,941)	–
Interest revenue	155,402	155,402	–
Depreciation	(175,877)	(175,877)	–

	December 31, 2008
	Total	Uranerz	Arkose
	$	$	$

Assets	22,865,737	21,909,388	956,349

Net loss	(34,247,199)	(31,419,772)	(2,827,427)
Interest expense	(5,551)	(5,551)	–
Interest revenue	610,408	610,408	–
Depreciation	(129,268)	(129,268)	–
Gain on disposal of discontinued operations	979,709	979,709	–
Loss from discontinued operations	(2,632)	(2,632)	–

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010
(Expressed in US dollars)

17.	Subsequent Events

a)

On January 10, 2011, the Company granted 1,045,000 stock options to directors, officers, employees and consultants at an exercise price of $3.98 per share expiring from January 9, 2016 to January 9, 2021.

b)

In January 2011, the United States Nuclear Regulatory Commission (“NRC”) posted on the NRC website the final Supplemental Environmental Impact Statement (“SEIS”) for the Company’s Nichols Ranch ISR Uranium Project. This posting of the SEIS is a required step in the NRC licensing process, which is a significant step towards obtaining the required license to construct and operate a uranium facility. The SEIS concluded that there are no major environmental impacts that would preclude licensing the Nichols Ranch ISR Uranium Project proposed for Johnson and Campbell counties in Wyoming.

	c)	In January 2011, the Company ordered plant equipment in the amount of $866,000.

	d)	The Company did not carry out the minimum required exploration work to maintain its claims in Saskatchewan and, on January 30, 2011, these claims expired (Note 6(a)).

e)

In February 2011, the Company issued 4,041,421 shares of common stock, pursuant to the exercise of common share purchase warrants, for proceeds of $12,124,263. Common stock purchase warrants totalling 183,579 expired.

	f)	From January 1, 2011 to March 1, 2011, the Company issued 836,200 shares of common stock, pursuant to the exercise of stock options, for proceeds of $888,583.

Supplemental Financial Information ($, 000)

	4th	3rd	2nd	1st
2010	Quarter	Quarter	Quarter	Quarter
Revenue	$-	$-	$-	$-
Net profit (loss)	$(2,189)	$(4,064)	$(2,652)	$(5,695)
Basic and diluted profit (loss) per share	(0.04)	(0.06)	(0.04)	(0.09)

	4th	3rd	2nd	1st
2009	Quarter	Quarter	Quarter	Quarter
Revenue	$-	$-	$-	$-
Net profit (loss)	$(2,276)	$(2,549)	$(1,887)	$(1,987)
Basic and diluted profit (loss) per share	(0.05)	(0.05)	(0.03	(0.04)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

During the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2010, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms; and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

The effectiveness of internal control over financial reporting as of December 31, 2010 has been audited by Manning Elliott LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report.

The Company’s independent registered public accounting firm, Manning Elliott LLP, has issued an attestation report on the Company’s internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders
Uranerz Energy Corporation
(An Exploration Stage Company)

We have audited Uranerz Energy Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Uranerz Energy Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Uranerz Energy Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Uranerz Energy Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows, and stockholders equity for each of the three years in the period ended December 31, 2010 and accumulated from May 26, 1999 (Date of Inception) to December 31, 2010 and our report dated March 11, 2011 expressed an unqualified opinion thereon.

/s/ MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada
March 11, 2011

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the above-referenced evaluation by management of the effectiveness of our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Code of Ethics

We have adopted a Corporate Code of Ethics administered by our Senior Vice-President, Finance and Chief Financial Officer, Benjamin Leboe. We believe our Code of Ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct, to provide full, fair, accurate, timely and understandable disclosure in public reports, to comply with applicable laws, to ensure prompt internal reporting of code violations, and to provide accountability for adherence to the code. Our Code of Ethics provides written standards that are reasonably designed to deter wrongdoing and to promote:

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

Our Code of Ethics is available at our website at www.uranerz.com. We intend to disclose any waiver from a provision of our Code of Ethics that applies to any of our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions that relates to any element of our Code of Ethics on our website. No waivers were granted from the requirements of our Code of Ethics during the year ended December 31, 2010, or during the subsequent period from January 1, 2011, through the date of this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

Reference is made to the information set forth under the captions “Election of Directors” and “Executive Officers” in our definitive proxy statement to be filed with the Securities and Exchange commission pursuant to Regulation 14A, in connection with our 2011 annual general meeting of shareholders, which information is incorporated by reference to this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Reference is made to the information set forth under the captions “Security Ownership of Principal Shareholders and Management” in our definitive proxy statement to be filed with the Securities and Exchange commission pursuant to Regulation 14A, in connection with our 2011 annual general meeting of shareholders , which information is incorporated by reference to this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Reference is made to the information set forth under the caption “Certain Transactions” in our definitive proxy statement to be filed with the Securities and Exchange commission pursuant to Regulation 14A, in connection with our 2011 annual general meeting of shareholders , which information is incorporated by reference to this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Reference is made to the information set forth under the captions “Audit Committee Report” in our definitive proxy statement to be filed with the Securities and Exchange commission pursuant to Regulation 14A, in connection with our 2011 annual general meeting of shareholders , which information is incorporated by reference to this Annual Report on Form 10-K

PART IV

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

Exhibit
Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws, as amended (1)
3.3	Articles of Amendment filed July 5, 2005 (3)
3.4	Articles of Amendment filed August 8, 2008(16)
3.5	Articles of Amendment filed July 8, 2009(17)
4.1	Share Certificate(1)
4.2	Form of Lock-up Agreement(19)
4.3	Warrant Indenture, dated October 27, 2009(20)
4.4	Supplemental Warrant Indenture, dated December 8, 2009(21)
4.5	Shareholder Rights Plan, dated August 25, 2010(22)
10.1	Office and Administration Services Agreement between the Company and Senate Capital Group Inc. dated September 1, 2005 (2)
10.2	Agreement for Services between the Company and Highlands Capital, Inc. dated November 1, 2005 (2)
10.3	Financial Public Relations Agreement between the Company and Accent Marketing Ltd. dated November 1, 2005 (2)
10.4	Mineral Property Purchase Agreement between the Company and Ubex Capital Inc. dated April 26, 2005 (2)
10.5	Joint Venture Agreement between the Company and Triex Minerals Corporation dated November 4, 2005 (2)
10.6	Consulting Agreement between the Company and Ubex Capital Inc. for management and consulting services (2)
10.7	Consulting Agreement between Catchpole Enterprises and the Company (3)
10.8	Joint Venture Agreement between the Company and Bluerock Resources Ltd. (3)
10.9	Option and Purchase Agreement for federal mining claims in Wyoming (3)
10.10	Agreement to Purchase ten mining claims in Wyoming (3)
10.11	2005 Stock Option Plan as amended June 10, 2009 (17)

10.12	Mr. George Hartman letter agreement. (3)
10.13	Black Range Minerals Agreement dated June 7, 2006 (5)
10.14	Amendment to Joint Venture Agreement dated September 12, 2006 between the Company and Bluerock Resources Ltd. (6)
10.15	Agreement dated February 1, 2007 between the Company and Robert C. Shook to acquire three projects separate uranium projects located in northeast Wyoming, in central Powder River Basin (7) (8)
10.16	Consulting Agreement dated February 1, 2007 between the Company and O & M Partners, LLC (7) (8)
10.17	Christensen Ranch Agreement dated October 30, 2006 between the Company and George Hartman (9) (10)
10.18	Amendment Agreement dated January 1, 2007 between the Company and Ubex Capital Inc. (10)
10.19	Amendment Agreement dated January 1, 2007 between the Company and Catchpole Enterprises Inc. (10)
10.20	Amendment Agreement dated January 1, 2007 between the Company and Senate Capital Group Inc. (10)
10.21	Purchase and Sale Agreement with NAMMCO dated September 19, 2007, as amended (11) (12)
10.22	Venture Agreement with United Nuclear LLC dated January 15, 2008 (13)
10.23	Agreement with Independent Management Consultants of British Columbia
10.24	Subscription Agreement with Denison Mines dated March 27, 2008
10.25	Agency Agreement with Haywood Securities and Cormark Securities Inc. dated April 15, 2008(14)
10.26	Amendment to Joint Venture Agreement dated March 20, 2008 between the Company and Bluerock Resources Ltd. (15)
10.27	Amended Hartman Letter Agreement effective January 1, 2008(18)
10.28	Sales Agreement with Haywood Securities, November 30, 2010 – Form 8K filed December 1, 2010(23)
23.1	Consent of Manning Elliott LLP, independent registered accountants
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(f) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(f) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to Rule 13a or 15(d) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Rule 13a or 15(d) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form SB-2 filed March 15, 2002
(2)	Previously filed as an exhibit to the Quarterly Report on Form 10-QSB filed November 21, 2005
(3)	Previously filed as an exhibit to the Annual Report on Form 10-KSB filed April 14, 2006
(4)	Filed as an exhibit to our Registration Statement on Form S-8 filed with the SEC on November 21, 2005.
(5)	Previously filed as an exhibit to the Quarterly Report on Form 10-QSB filed August 15, 2006
(6)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed November 13, 2006.
(7)	As reported in two separate Current Reports on Form 8-K filed on February 8, 2007.
(8)	Previously filed as an exhibit to the Annual Report on Form 10-KSB filed April 2, 2006
(9)	As in Current Report on Form 8-K filed on November 2, 2006.
(10)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed August 14, 2007.
(11)	As reported and filed in Current Report on Form 8-K filed on September 24, 2007.
(12)	As reported and filed in Current Report on Form 8-K filed on January 16, 2008.
(13)	Filed as an exhibit to our Annual Report on Form 10-K filed on March 17, 2008.
(14)	As reported and filed in Current Report on Form 8-K filed on April 18, 2008.
(15)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed May 9, 2008.
(16)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed August 11, 2008.
(17)	Filed as an exhibit to our Registration Statement on Form S-3 filed July 9, 2009.
(18)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed August 10, 2009.
(19)	Filed as an exhibit to our Current Report on Form 8-K filed October 22, 2009.
(20)	Filed as an exhibit to our Current Report on Form 8-K filed October 27, 2009.
(21)	Filed as an exhibit to our Current Report on Form 8-K filed December 8, 2009.
(22)	Form of Shareholder Rights Plan filed as an exhibit to our definitive proxy statement on Form 14A filed April 27, 2010.
(23)	Filed as an exhibit to our Form 8K filed December 1, 2010.

GLOSSARY OF TECHNICAL TERMS

The following defined technical terms are used in this Annual Report:

DEQ/WDEQ: Department of Environmental Quality, State of Wyoming

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

NRC: Nuclear Regulatory Commission SEC: Securities and Exchange Commission

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this 2010 Form 10K report to be signed on its behalf by the undersigned, thereunto duly authorized.

URANERZ ENERGY CORPORATION

By:	/s/ Glenn Catchpole	/s/ Benjamin Leboe
	Glenn Catchpole, President and CEO	Benjamin Leboe, Senior Vice President, Finance
	Principal Executive Officer	Principal Financial Officer and
	Director	Principal Accounting Officer
	Date: March 11, 2011	Date: March 11, 2011

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Per:	/s/ Glenn Catchpole
Glenn Catchpole, President, Director
Date: March 11, 2011

Per:	/s/ Dennis Higgs
Dennis Higgs, Executive Chairman, Director
Date: March 11, 2011

Per:	/s/ Gerhard Kirchner
Dr. Gerhard Kirchner, Director
Date: March 11, 2011

Per:	/s/ George Hartman
George Hartman, Executive Vice President,
Director
Date: March 11, 2011

Per:	/s/ Peter Bell
Peter Bell, Director
Date: March 11, 2011

Per:	/s/ Paul Saxton
Paul Saxton, Director
Date: March 11, 2011

Per:	/s/ Arnold Dyck
Arnold Dyck, Director
Date: March 11, 2011

Per:	/s/ Richard Holmes
Richard Holmes, Director
Date: March 11, 2011