Form 10-Q
period 2011-03-31
URANERZ ENERGY CORP.
filed 2011-05-10
CIK 1162324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to________

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

Number of shares of issuer’s common stock outstanding at May 2, 2011: 76,404,074

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010

Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010 and Accumulated from May 26, 1999 (date of inception) to March 31, 2011

Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 and Accumulated from May 26, 1999 (date of inception) to March 31, 2011

Consolidated Statement of Stockholders’ Equity for the three month period from January 1, 2011 to March 31, 2011

Notes to the Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 1. Financial Statements

Uranerz Energy Corporation
(An Exploration Stage Company)

March 31, 2011

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	March 31,	December 31,
	2011	2010
	$	$
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	47,369,035	36,437,370
Prepaid expenses and deposits (Note 6(a))	707,028	816,269
Other current assets	56,206	32,011
Total Current Assets	48,132,269	37,285,650
Prepaid Expenses and Deposits (Note 6(a))	1,416,729	825,583
Mineral Property Reclamation Surety Deposits (Note 12(f))	2,019,721	2,019,721
Property and Equipment (Note 4)	853,310	503,129
Total Assets	52,422,029	40,634,083

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	655,061	93,115
Accrued liabilities (Note 6(b))	470,783	617,184
Due to related parties (Note 7)	399,316	49,186
Total Liabilities	1,525,160	759,485

Commitments and Contingencies (Notes 5 and 12)
Subsequent Event (Note 14)
Stockholders’ Equity
Preferred Stock, 10,000,000 shares authorized, $0.001 par value; No shares issued and outstanding	–	–
Common Stock, 200,000,000 shares authorized, $0.001 par value; 76,324,074 and 70,821,433 shares issued and outstanding, respectively	76,324	70,821
Additional Paid-in Capital	139,416,435	123,138,957
Deficit Accumulated During the Exploration Stage	(88,625,806)	(83,443,134)
Total Stockholders’ Equity	50,866,953	39,766,644
Non-controlling Interest	29,916	107,954
Total Equity	50,896,869	39,874,598
Total Liabilities and Stockholders’ Equity	52,422,029	40,634,083

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
(Unaudited)

	Accumulated From
	May 26, 1999
	(Date of Inception)	Three Months Ended
	to March 31,	March 31,
	2011	2011	2010
	$	$	$

Revenue	–	–	–

Expenses
Depreciation	632,403	54,718	46,371
Foreign exchange	48,968	16,083	1,828
General and administrative (Note 9)	42,493,120	4,996,565	4,549,002
Mineral property expenditures	50,906,665	289,738	1,186,541
Total Operating Expenses	94,081,156	5,357,104	5,783,742
Operating Loss	(94,081,156)	(5,357,104)	(5,783,742)
Other Income (Expense)
Gain on sale of investment securities	79,129	–	–
Interest income	2,036,153	96,394	15,506
Loss on settlement of debt	(132,000)	–	–
Mineral property option payments received	152,477	–	–
Total Other Income	2,135,759	96,394	15,506
Loss from continuing operations	(91,945,397)	(5,260,710)	(5,768,236)
Discontinued operations
Loss from discontinued operations	(28,732)	–	–
Gain on disposal of discontinued operations	979,709	–	–
Gain on Discontinued Operations	950,977	–	–
Net Loss	(90,994,420)	(5,260,710)	(5,768,236)
Net loss attributable to non-controlling interest	2,368,614	78,038	73,441
Net Loss Attributable to the Company	(88,625,806)	(5,182,672)	(5,694,795)
Amounts attributable to Company shareholders
Loss from continuing operations	(89,576,783)	(5,182,672)	(5,694,795)
Gain on discontinued operations	950,977	–	–
Net Loss Attributable to the Company	(88,625,806)	(5,182,672)	(5,694,795)
Net Loss Per Share – Basic and Diluted		(0.07)	(0.09)

Weighted Average Shares Outstanding		73,339,000	64,195,000

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Accumulated From
	May 26, 1999
	(Date of Inception)	Three Months Ended
	to March 31,	March 31,
	2011	2011	2010
	$	$	$
Operating Activities
Net loss	(90,994,420)	(5,260,710)	(5,768,236)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	632,403	54,718	46,371
Equity loss on investment	74,617	–	–
Gain on disposition of discontinued operations	(979,709)	–	–
Gain on sale of investment securities	(79,129)	–	–
Loss on settlement of debt	132,000	–	–
Non-cash mineral property option payment	(37,500)	–	–
Shares issued to acquire mineral properties	19,105,000	–	–
Warrants issued for mineral property costs	1,258,000	–	–
Stock-based compensation	23,219,916	2,854,578	3,398,736
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(2,117,520)	(481,905)	(86,964)
Other current assets	(56,181)	(24,195)	1,464
Accounts payable and accrued liabilities	1,256,511	415,544	(171,262)
Due to related parties	870,076	350,131	(19,022)
Net Cash Used in Operating Activities	(47,715,936)	(2,091,839)	(2,598,913)
Investing Activities
Reclamation surety deposits	(2,019,721)	–	–
Acquisition of subsidiary, net cash paid	(48)	–	–
Proceeds from sale of marketable securities	20,548,664	–	–
Purchase of property and equipment	(1,387,297)	(404,899)	(52,666)
Equipment deposits	–	–
Purchase of investment securities	(20,432,035)	–	(2,214)
Disposition of subsidiary	905,092	–	–
Net Cash Used In Investing Activities	(2,385,345)	(404,899)	(54,880)
Financing Activities
Repayment of loan payable	(98,414)	–	(8,950)
Advances from related party	10,700	–	–
Contributions from non-controlling interest	2,398,530	–	38,000
Proceeds from issuance of common stock	99,666,638	13,453,046	–
Share issuance costs	(4,507,138)	(24,643)	–
Net Cash Provided By Financing Activities	97,470,316	13,428,403	29,050
Increase (Decrease) In Cash	47,369,035	10,931,665	(2,624,743)
Cash - Beginning of Period	–	36,437,370	20,426,032
Cash - End of Period	47,369,035	47,369,035	17,801,289
Non-cash Investing and Financing Activities
Sale of 60% of subsidiary for interest in mineral property	774,216	–	–
Investment securities received as a mineral property option payment	37,500	–	–
Purchase of equipment with loan payable	98,414	–	–
Common stock issued to settle debt	744,080	–	–
Warrants issued for mineral property costs	1,258,000
Common stock issued for mineral property costs	19,105,000	–	–
Supplemental Disclosures
Interest paid	12,184	–	302
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statement of Stockholders’ Equity
For the Three-Month Period Ended March 31, 2011
(Expressed in US dollars)
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Exploration	Non-Controlling
	Shares	Amount	Capital	Stage	Interest	Total
	#	$	$	$	$	$

Balance, December 31, 2010	70,821,433	70,821	123,138,957	(83,443,134)	107,954	39,874,598
Fair value of stock options granted	–	–	2,854,578	–	–	2,854,578
Shares issued upon the exercise of options	1,461,220	1,461	1,327,322	–	–	1,328,783
Shares issued upon the exercise of warrants	4,041,421	4,042	12,120,221	–	–	12,124,263
Share issuance costs	–	–	(24,643)	–	–	(24,643)
Net loss and comprehensive loss for the period	–	–	–	(5,182,672)	(78,038)	(5,260,710)
Balance, March 31, 2011	76,324,074	76,324	139,416,435	(88,625,806)	29,916	50,896,869

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2011
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

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission (“SEC”) instructions for companies filing Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2011, and the results of operations and cash flows for the period then ended. The financial data and other information disclosed in the notes to the interim consolidated financial statements related to this period are unaudited. The results for the three-month period ended March 31, 2011 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2011. The unaudited interim consolidated financial statements have been condensed pursuant to the Securities and Exchange Commission's rules and regulations and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these consolidated financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements and notes thereto for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10- K filed on March 15, 2011 with the SEC.

	b)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

	c)	Mineral Property Costs

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

	d)	Income Taxes

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

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2011
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	e)	Fair Value of Financial Instruments

Financial instruments consist principally of cash and cash equivalents and accounts payable. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments the fair value of cash equivalents and marketable securities is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

	f)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Cash, Cash Equivalents and Marketable Securities

At March 31, 2011, the Company had $47,369,035 in cash and cash equivalents. Pursuant to ASC 820 the fair value of cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company places cash investments in instruments that meet credit quality standards, as specified in the investment policy guidelines.

4.	Property and Equipment

			March 31,	December 31,
			2011	2010
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Computers and office equipment	221,790	143,907	77,883	85,936
Field equipment	1,033,997	488,495	545,502	417,193
Construction in progress	229,925	–	229,925	–
	1,485,712	632,402	853,310	503,129

5.	Mineral Properties

a)

On April 26, 2005, the Company entered into an agreement to acquire a 100% interest in two mineral prospecting permits located in the Athabasca Basin area of Saskatchewan, Canada for consideration of Cdn$40,757 and a 2% royalty on the prospecting permits. On November 4, 2005, the Company entered into an option and joint venture agreement with a company (the “Optionee”) on the Company’s two mineral prospecting permits. In 2007, a total of seven claims were staked within the boundaries of the original two mineral prospecting permits. On April 24, 2008, the Optionee forfeited its right to earn an interest in the property. The Company allowed the seven claims to expire in January, 2011. As at March 31, 2011, the Company had received Cdn$50,000 of installment payments pursuant to this agreement, which were netted against mineral property expenditures.

b)

On November 18, 2005, the Company entered into an agreement to acquire a 100% interest in 10 mining claims located in the Powder River Basin area, Wyoming, in consideration of $250,000. The amounts were paid in installments and completed by January 2007.

c)

On December 9, 2005, the Company entered into an option agreement to acquire a 100% interest in 44 mining claims within six mineral properties located in the Powder River Basin area, Wyoming. As at December 31, 2007 all requirements of this option agreement were satisfied and a deed for the 44 claims was received. A royalty fee of between 6% - 8% is payable, based on the uranium spot price at the time of delivery.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2011
(Expressed in US dollars)
(Unaudited)

5.	Mineral Properties (continued)

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

Prepaid expenses	$229,247
Mineral property expenditures	24,617,796

$24,847,043

h)	On August 20, 2008, the Company leased 891 acres of mineral properties near the Company’s Nichols Ranch project area in Wyoming for an advance royalty payment of $22,275.

i)

On August 20, 2008, the Company, on behalf of the Arkose Mining Venture, leased 6,073 acres of mineral properties within Arkose’s area of interest in Wyoming for an advance royalty payment of $151,828.

j)	On September 18, 2008, the Company leased 984 acres of mineral properties within the Company’s North Reno Creek project area in Wyoming.

k)

On December 3, 2008, the Company, on behalf of the Arkose Mining Venture, leased 1,680 acres of mineral properties within Arkose’s area of interest in Wyoming for a five year advance royalty payment of $83,993.

l)	On July 7, 2009, the Company, on behalf of the Arkose Mining Venture, leased 320 acres of mineral properties within Arkose’s area of interest in Wyoming.

m)

On August 21, 2009, the Company decided not to pay annual maintenance fees totaling $58,380 for 285 100% - owned mining claims and 132 mining claims with an 81% interest that are no longer of strategic interest to the Company.

n)	On January 26, 2010, the Company acquired Geological Data on the North Reno Creek uranium prospect located in Campbell County, Wyoming for a total purchase price of $600,000.

o)	On July 2, 2010 the Company paid the remaining $606,780 of a $674,200 customer advance for the provision of electricity to the Company’s Nichols Ranch Uranium In-Situ Recovery Project.

p)	On July 29, 2010 the Company decided not to renew 295 mineral claims owned 100% by the Company and 1,266 mineral claims owned by the Arkose Mining Venture.

q)

On August 13, 2010, the Company acquired Geological Data on Powder River Basin, Wyoming by issuing warrants with a fair value of $1,258,000 to purchase 2,000,000 common shares of the Company at an exercise price of $3.00 per share.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2011
(Expressed in US dollars)
(Unaudited)

6.	Balance Sheet Details

	a)	The components of prepaid expenses and deposits are as follows:

	March 31,	December 31,
	2011	2010
	$	$

Consulting	–	5,295
Insurance	93,329	66,905
Lease costs	257,200	405,012
Reclamation bonding	188,695	224,655
Surface use and damage costs	72,735	109,806
Other	95,069	4,596
Current prepaid expenses and deposits	707,028	816,269

Construction equipment advance	590,946	–
Deposits	29,433	29,233
Power supply advance	674,200	674,200
Power supply deposit	122,150	122,150
Non-current prepaid expenses and deposits	1,416,729	825,583

b)	The components of accrued liabilities are as follows:

	March 31,	December 31,
	2011	2010
	$	$

Mineral exploration expenses	279,236	457,100
Reclamation costs	75,650	78,084
Other	115,897	82,000

Total accrued liabilities	470,783	617,184

7.	Related Party Transactions / Balances

a)

During the three months ended March 31, 2011, the Company incurred $Nil (2010 - $49,300) for contracted office and administrative services (included in general and administrative expenses) to a company controlled by a director who is Executive Chairman of the Company.

b)

During the three months ended March 31, 2011, the Company incurred $261,915 (2010 - $215,538) for consulting services (included in general and administrative expenses) provided by Officers. Other general and administrative expenses were reimbursed in the normal course of business. At March 31, 2011, consulting services and expenditures incurred on behalf of the Company of $64,983 (December 31, 2010 - $46,493) are owed to these Officers, and these amounts are unsecured, non-interest bearing, and due on demand.

c)

During the three months ended March 31, 2011, the Company paid fees of $40,375 (2010 - $37,875) to five non-executive directors of the Company for their services as directors. Other general and administrative expenses were reimbursed to the directors in the normal course of business. At March 31, 2011, expenditures incurred on behalf of the Company of $12,340 (December 31, 2010 - $2,693) are owed to these directors, and these amounts are unsecured, non-interest bearing, and due on demand.

d)

During the three months ended March 31, 2011, the Company incurred $671,993 (2010 - $Nil) for bonuses (included in general and administrative expenses) for related party officers. At March 31, 2011, bonuses of $321,993 (December 31, 2010 - $Nil) are owed to these officers, and these amounts are unsecured, non- interest bearing, and due on demand.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2011
(Expressed in US dollars)
(Unaudited)

8.	Common Stock

	a)	During the three months ended March 31, 2011, the Company issued 1,461,220 shares of common stock, pursuant to the exercise of stock options, for proceeds of $1,328,783.

	b)	During the three months ended March 31, 2011, the Company issued 4,041,421 shares of common stock, pursuant to the exercise of common share purchase warrants, for gross proceeds of $12,124,263.

9.	Stock Based Compensation

The Company adopted a Stock Option Plan dated November 7, 2005 under which the Company is authorized to grant stock options to acquire up to a total of 10,000,000 shares of common stock. No options shall be issued under the Stock Option Plan at a price per share less than the defined Market Price. On June 11, 2008, the Company modified the Stock Option Plan to define Market Price as the volume weighted average trading price of the Company’s common shares on the Toronto Stock Exchange or American Stock Exchange, now the NYSE Amex, whichever has the greater trading volume for the five trading days before the date of grant. At March 31, 2011, the Company had 884,860 shares of common stock available to be issued under the Plan.

On January 10, 2011, the Company granted 1,045,000 stock options with immediate vesting to directors, officers, employees and consultants to acquire 1,045,000 common shares at an exercise price of $3.98 per share expiring in 5 – 10 years. During the three months ended March 31, 2011, the Company recorded stock- based compensation for the vested options of $2,854,578, as general and administrative expense related to these options.

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

On March 3, 2010, the Company modified the terms of 5,286,700 outstanding options. The weighted average grant date fair value of the modified stock options was $0.49 and the Company recognized an additional $2,535,808 in stock based compensation expense which is included in general and administrative.

The fair values of stock options granted were estimated at the date of grant using the Black-Scholes option- pricing model and the weighted average grant date fair values of stock options granted during the three months ended March 31, 2011 and 2010 were $2.72 and $0.92 per share, respectively.

The weighted average assumptions used are as follows:

	Three Months Ended
	March 31,	March 31,
	2011	2010

Expected dividend yield	0%	0%
Risk-free interest rate	1.48%	1.81%
Expected volatility	98%	108%
Expected option life (in years)	4.05	3.69

The total intrinsic value of stock options exercised during the three months ended March 31, 2011 and 2010, was $5,612,700 and $nil respectively.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2011
(Expressed in US dollars)
(Unaudited)

9.	Stock Based Compensation (continued)

The following table summarizes the continuity of the Company’s stock options:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
		$		$

Outstanding, December 31, 2010	6,735,600	1.86	6.05	14,372,749

Granted	1,045,000	3.98
Exercised	(1,461,220)	0.91
Expired	(40,000)	0.65

Outstanding, March 31, 2011	6,279,380	2.44	6.47	5,668,260

Exercisable, March 31, 2011	6,254,380	2.45	6.46	5,623,510

A summary of the status of the Company’s non-vested options at March 31, 2011, and changes during the three months ended March 31, 2011 are presented below:

		Weighted
		Average
	Number of	Grant Date
	Options	Fair Value
		$

Non-vested at December 31, 2010	75,000	1.16

Granted	1,045,000	2.72
Vested	(1,095,000)	2.65

Non-vested at March 31, 2011	25,000	0.98

As at March 31, 2011, there was $17,546 in total unrecognized compensation cost related to non-vested stock option agreements. This cost is expected to be recognized over a weighted average period of 0.36 years.

10.	Stock Purchase Warrants

During February 2011, 4,041,421 common share purchase warrants were exercised for gross proceeds of $12,124,263 and 183,579 common share purchase warrants expired, unexercised.

A summary of the changes in the Company’s common share purchase warrants is presented below:

		Weighted Average
	Number	Exercise Price
		$
Balance December 31, 2010	6,225,000	3.00
Exercised	(4,041,421)	3.00
Expired	(183,579)	3.00
Balance March 31, 2011	2,000,000	3.00

As at March 31, 2011, the following common share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
	$
2,000,000	3.00	June 30, 2014

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2011
(Expressed in US dollars)
(Unaudited)

11.	Shareholder Rights Plan

The Company has adopted a Shareholder Rights Plan (the "Plan") effective August 25, 2010. The Plan confers one right (a "Right") for each of the Company’s outstanding shares of common stock, as at August 25, 2010 and for shares of common stock issued thereafter. Each Right will be evidenced by the Company's shares of common stock and will trade with the Company's shares of common stock. Under the terms of the Plan, the Rights separate and become exercisable upon a “flip-in event”: if a person or group acquires 20% or more of the Company's common stock other than through a take-over bid which meets certain requirements, among them that the offer be extended to all shareholders, that it remain open for 60 days, and that it receive approval of not less than 50% of independent shareholders. If a flip-in event occurs as described in the Plan, the Rights entitle the holder of each Right to purchase for $8.75 per share (the “exercise price”) that number of shares of common stock of the Company which has a market value of twice the exercise price, subject to certain adjustments as provided under the Plan. The Plan is effective for a three-year period.

12.	Commitments

a)

The Company has employment or consulting services agreements with each of its executives. Officers with contracts for services have notice requirements which permit pay in lieu of notice and all officers are due a termination payment following a change in control of the Company.

	b)	On September 18, 2008, the Company signed two mining lease agreements which require ten annual payments of $75,000. The first three payments have been made. Refer to Note 5(j).

c)

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

d)

On May 1, 2009, the Company agreed to pay an estimated cost of $202,987, subsequently revised to $163,107, for the Nichols Ranch Power Line Extension Project. As at March 31, 2011, a $40,957 payment for engineering and design has been paid and recorded as an expense and $122,150 has been paid as a deposit which will be reclassified upon obtaining construction approval.

	e)	On May 19, 2010, the Company signed an office premises lease for a period of three years commencing September 1, 2010. Rent is approximately $52,122 (Cdn$50,604) per annum.

f)

In December 2010, the Company provided a $1,700,000 cash security to support a bond in the amount of $6,800,000 to the State of Wyoming, Department of Environmental Quality or the Secretary of the Interior, United States Government. The bond is in lieu of depositing cash to guarantee mine reclamation. The bond applies to the first year’s operation of the Company’s Nichols Ranch ISR Uranium Project. This amount together with other surety deposits of $319,721 have been classified as mineral property reclamation surety deposits.

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

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2011
(Expressed in US dollars)
(Unaudited)

13.	Segment Disclosures (continued)

Financial statement information by operating segment is presented below:

	March 31, 2011			December 31, 2010
	Total	Uranerz	Arkose	Total	Uranerz	Arkose
	$	$	$	$	$	$
Assets	52,422,029	51,986,914	435,115	40,634,083	39,770,022	864,061

	For the			For the
	Three Months Ended			Three Months Ended
	March 31, 2011			March 31, 2010
	Total	Uranerz	Arkose	Total	Uranerz	Arkose
	$	$	$	$	$	$

Net loss	(5,182,671)	(5,062,772)	(119,899)	(5,694,795)	(5,579,742)	(115,053)
Foreign exchange	(16,083)	(16,083)	–	–	–	–
Interest income	96,394	96,394	–	15,506	15,506	–
Depreciation	(54,718)	(54,718)	–	(46,371)	(46,371)	–

14.	Subsequent Event

On April 7, 2011, the Company granted 884,500 stock options to directors, officers, employees and consultants to acquire 884,500 common shares at an exercise price of $3.21 per share expiring April 6, 2021.

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

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled "Risk Factors and Uncertainties" contained in our annual report on Form 10-K for the year ended December 31, 2010 and filed with the Securities and Exchange Commission on March 15, 2011. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

General

Uranerz Energy Corporation is a U.S.-based uranium company focused on achieving near-term commercial in-situ recovery (“ISR”) uranium production. ISR is a mining process that uses a “leaching solution” to extract uranium from underground ore bodies; it is the generally accepted extraction technology (41% of world production in 2010) used in the Powder River Basin area of Wyoming. The Company controls a large strategic land position in the Pumpkin Buttes Uranium Mining District of the central Powder River Basin of Wyoming, U.S.A. Two of these ISR projects are currently in the advanced permitting and licensing stage and a third is at an exploration stage.

The Uranerz management team has specialized expertise in the ISR uranium mining method, and a record of licensing, constructing, and operating ISR uranium projects. The Company has entered into long-term contracts for the sale of uranium to two of the largest nuclear utilities in the U.S., including Exelon. These two agreements do not individually represent a substantial portion of our targeted uranium production and our business is not substantially dependent on these agreements.

Our principal business office and our operations office are located at 1701 East “E” Street, PO Box 50850, Casper, Wyoming 82605-0850 and our phone number there is 307-265-8900. We also maintain an administrative and investor relations office located at Suite 1410 — 800 West Pender Street, Vancouver, British Columbia, Canada V6C 2V6, and our telephone number there is 604-689-1659.

We are principally focused on the exploration of our properties in the Powder River Basin area of Wyoming. We are exploring these properties with the objective of assessing their viability as commercial ISR uranium mining projects. We also own interests in properties in the Great Divide Basin area of Wyoming, and Texas. .

In 2007, we applied for mine operating permits on two of our properties in the Powder River Basin area of Wyoming, Nichols Ranch and Hank, that we feel have the potential, based on data in our possession, of being developed into commercial ISR uranium mines. These permits are in the advanced permitting and licensing stage and, if received, would allow us to develop our Nichols Ranch and Hank units toward production of uranium yellowcake concentrate, which can be sold directly to utilities for processing into fuel used in nuclear electrical generating facilities.

In March 2010, we commenced preparation of environmental permit and license applications for a third ISR uranium mining unit in the central Powder River Basin of Wyoming. This unit, Jane Dough, is adjacent to the area currently being licensed and will share its infrastructure. Jane Dough includes the Doughstick, South Doughstick and North Jane properties.

Our Powder River Basin properties include:

  our 100% owned properties that totaled 26,544 acres as of March 31, 2011; and
  our 81% interest in Arkose Mining Venture properties that totaled 67,273 acres as of March 31, 2011.

Our 100% owned properties are comprised of unpatented mineral lode claims, state leases and fee (private) mineral leases, summarized as follows:

		Number of Claims/
Property Composition	Ownership Interest (1)	Leases	Acreage
Unpatented Lode Mining Claims	100%	877	17,540
State Leases	100%	7	6,480
Fee (private) Mineral Leases	100%	23	2,524
Total			26,544

(1) Subject to various royalties.

Our 100% owned properties in the Powder River Basin include the following property units:

Property	No. Claims	Acreage

Doughstick	22	440
Collins Draw	32	640
North Rolling Pin	54	1,080
Hank	66	1,320
Nichols Ranch	36	720
Willow Creek	11	220
West North-Butte	125	2,500
East Nichols	44	880
North Nichols	107	2,140
Reno Creek	13	260
TOTAL	510	10,200

The Arkose Mining Venture properties are comprised of unpatented lode mining claims, state leases and fee (private) mineral leases, summarized as follows:

		Number of Claims/
Property Composition	Ownership Interest (1)	Leases	Acreage
Unpatented Lode Mining Claims	81%	2,857	46,763
State Leases	81%	3	2,080
Fee (private) Mineral Leases	81%	68	18,430

Total			67,273

(1) Subject to various royalties.

Through a combination of claim staking, purchasing and leasing, we have also acquired interests in projects that lie within the Powder River Basin but outside of the project areas discussed above. These properties include the Verna Ann and Niles Ranch projects. These projects are located in sandstone basins of Tertiary age with known uranium mineralization. However, due to our focus on other projects, we have not yet initiated exploration work on the aforementioned projects.

Our plan of operations is to continue exploration and, if permitted, development of our Wyoming Powder River Basin properties. Our Wyoming Great Divide Basin and Texas properties are under strategic review. Information regarding the location of and access to our Wyoming properties, together with the history of operations, present condition and geology of each of our properties, is presented in Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2010 under the heading “Description of Properties”, previously filed with the SEC on March 15, 2011.

As of March 31, 2011, we are proceeding to obtain operating permits on the Nichols Ranch, Hank and Jane Dough units in the Powder River Basin area of Wyoming that we feel have the potential, based on data in our possession, of being developed into commercial ISR uranium mines. Additional units may be added as we assess our geological data.

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

Our December 2007 applications for a Permit to Mine and a Source Material License for the Nichols Ranch ISR Uranium Project submitted to the Wyoming Department of Environmental Quality — Land Quality Division (“WDEQ”) and the United States Nuclear Regulatory Commission (“NRC”) are proceeding as planned. The WDEQ permits have been received and the NRC application has progressed to a final stage. Concurrently we have substantially completed the detailed engineering and design of our production well fields and processing facility for the Nichols Ranch and Hank units. Approval of the final permit application should allow us to proceed with development of the commercial mining facilities and related infrastructure.

The mine plan for the Nichols Ranch ISR Uranium Project includes a central processing facility at our Nichols Ranch unit and a satellite ion exchange uranium concentrating facility at our Hank unit. The ultimate production level from these two units is planned to be in the range of 600,000 to 800,000 pounds per year (as U3O8). The central processing facility will have a licensed capacity of two million pounds per year of uranium (as U3O8) and it is intended that it will process uranium-bearing well field solutions from Nichols Ranch, as well as uranium-loaded resin transported from the Hank satellite facility, plus uranium-loaded resin from any additional satellite deposits that may be developed on our other Powder River Basin properties. The Jane Dough unit is compatible with this plan. We believe this centralized design enhances the economics of our potential additional satellite projects by maximizing production capacity while minimizing further capital expenditures on processing facilities.

In anticipation of receiving all the approvals necessary to begin construction in 2011, we have commenced a marketing program for conditional sales of uranium from our Nichols Ranch ISR Uranium Project. On July 23, 2009, we announced that we entered into a sales agreement with Exelon Generation Company, LLC for the sale of uranium over a five year period for defined pricing. On August 17, 2009 we announced our second contract for the sale of uranium to a U.S. utility also over five years, with a pricing structure that contains references to both spot and long-term prices and includes a floor and ceiling price. These two agreements do not individually represent a substantial portion of our targeted uranium production.

During the first quarter of 2011 we:

  Issued 1,461,220 shares of common stock pursuant to the exercise of stock options, for proceeds of $1,328,783.
  Issued 4,041,421 shares of common stock pursuant to the exercise of common share purchase warrants, for proceeds of $12,124,263.
  Received the final Supplemental Environmental Impact Statement and the draft Materials License from the Nuclear Regulatory Commission.
  Conducted planning for the eventual start-up of the Nichols Ranch facilities and well field construction projects. Included obtaining quotes for a cement truck, cement grouter and truck chassis, cement silo, casing, and air compressor.
  Secured Surface Use Agreements for exploration and Nichols Ranch development.
  Developed plans for the Nichols Ranch plant make-up water well and obtained the required State permit for drilling and installing the well.
  Signed a contract for one drill rig to conduct budgeted delineation and exploration drilling on 100% Uranerz properties and two drill rigs for the Arkose exploration plan.
  Developed a start-up plan for the 2011 Arkose exploration program. Drilling will re-start where it terminated in December, 2010 in the North Buck project area.
  Hired one new employee to help with well field construction planning and later when the permits are issued, to supervise surface construction activities in the field.
  Increased proficiency use of the Rock Works geology software purchased last year. Geology staff is now routinely generating geologic cross sections, maps and data base input to the new system.

We started exploration activities in late April 2011, focusing on the northeast drilling targets and then we plan to work our way to the south. Will begin installing environmental monitor wells at Nichols Ranch and then production wells for the commercial well field, when approval of the mining permits is received.

Financial Position

The Company's overall financial position is disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 15, 2011 and the unaudited consolidated Financial Statements at March 31, 2011 as provided herein under the section heading "Financial Statements" above.

Liquidity and Capital Resources

We are carrying out an exploration, environmental and mine design program with a budget of approximately $3,600,000 in 2011. This plan, plus general and administrative expenses of approximately $6,200,000, amounts to cash requirements of approximately $9,800,000 for the year ending December 31, 2011 as reported in Item. 2 of our Annual Report on Form 10-K for the year ended December 31, 2010 under the heading "Description of Properties", previously filed with the SEC. Mineral property acquisitions, dependent upon opportunities that may arise, and Nichols Ranch ISR Uranium Project capital costs will be additional expenditures. During the three months ended March 31, 2011, mineral property expenditures incurred were $289,738.

At March 31, 2011 we had cash and short term securities of $47,369,035 and working capital of $46,607,109, as compared to cash and short term securities of $36,437,370 and working capital of $36,526,165 as at December 31, 2010. Our cash is invested in bank guaranteed savings accounts which, although available on demand, yield favorable rates of return.

Net cash used in operating activities was $2,091,839 for the three months ended March 31, 2011, compared to $2,598,913 for the corresponding period in 2010. The decrease in net cash used in operations of $507,074 resulted primarily from an increase in cash expenditures for general and administrative expenses of $991,721 and a decrease in mineral property expenditures of $896,803 over 2010 due to reduced acquisitions of data. Net cash used to purchase property and equipment was $404,899 for the three months ended March 31, 2011, compared to $52,666 used in the corresponding period in 2010, reflecting our expanding operations.

Net cash provided by financing activities amounted to $13,428,403 for the three months ended March 31, 2011, from proceeds of issuance of common stock on the exercise of options and warrants, compared to $29,050 provided in the corresponding period in 2010.

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

To date, our primary source of funds has been equity investments, and this trend is expected to continue together with production related financing when our mine development permitting is complete. We believe we have sufficient cash to continue our exploration and planning and to meet on-going operating expenses for the next twelve months, and beyond, as we scale our operations to the resources we have available. We anticipate that any additional funding may be in the form of equity financing from the sale of our common stock and the exercise of share purchase options or debt, depending on capital markets. In this connection, we are proposing to increase the options available in our stock option plan from 10,000,000 to 30,000,000 and increase our authorized common shares from 200,000,000 to 750,000,000.

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

Results of Operations

Three-month period ended March 31, 2011 compared to three-month period ended March 31, 2010

Revenue and Operating Expenses

We have not earned any revenues to date and we anticipate that we will not generate any revenues during the twelve-month period following the date of this quarterly report.

We incurred total operating expenses of approximately $5,357,104 for the three-month period ended March 31, 2011, as compared to $5,783,742 for the corresponding period in 2010. The decrease of operating expenses in the amount of $426,638 was primarily attributable to a $447,563 increase in general and administrative expenses and a $896,803 decrease in mineral property expenditures due to a $600,000 reduction in acquired geological data in 2011 as compared to 2010.

We had no significant financing expense for the three-month periods ended March 31, 2011 and 2010. We earned $96,394 of interest income for the three-month period ended March 31, 2011 as compared to $15,506 for the corresponding period in 2010. This income resulted from short term investments which are realizing low returns.

Net loss for the three-month period ended March 31, 2011 was approximately $5,182,672, as compared to approximately $5,694,795 for the corresponding period in 2010.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders except as disclosed in the unaudited Financial Statements at March 31, 2011. The Company has had no material changes to its off-balance sheet arrangements as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 15, 2011 and the unaudited Financial Statements at March 31, 2011 as provided herein under the section heading "Financial Statements" above.

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

When mineral properties are acquired under option agreements with future acquisition payments to be made at the sole discretion of the Company, those future payments, whether in cash or shares, are recorded only when the Company has made or is obliged to make the payment or issue the shares. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves and feasibility, the costs incurred to develop such property are capitalized.

Contractual Obligations

The Company has had no material changes to its contractual obligations as disclosed in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2011 and the unaudited Financial Statements at March 31, 2011 as provided herein under the section heading "Financial Statements" above.

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

Changes in Internal Control over Financial Reporting

During our most recently completed fiscal quarter ended March 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 15, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2011, no unregistered securities were sold.

Item 3. Defaults upon Senior Securities

None.

Item 4. (RESERVED & REMOVED)

Item 5. Other Information

Mine Safety Disclosure

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During its fiscal quarter ended March 31, 2011, the Company had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

URANERZ ENERGY CORPORATION

By: /s/ Benjamin Leboe	By: /s/ Glenn Catchpole

Benjamin Leboe, Senior Vice President, Finance and	Glenn Catchpole, President and Principal Executive
Chief Financial Officer	Officer, Director
Date: May 10, 2011	Date: May 10, 2011