Form 10-K/A
period 2010-12-31
URANERZ ENERGY CORP.
filed 2011-06-27
CIK 1162324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 001-32974

URANERZ ENERGY CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Nevada	98-0365605
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1701 East “E” Street
PO Box 50850, Casper, Wyoming	82605-0850
(Address of Principal Executive Offices)	(Zip Code)

(307) 265-8900
(Registrant’s Telephone Number, including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, No Par Value	NYSE Amex Equities

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

Documents Incorporated by Reference: To the extent herein specifically reference in Part III, portions of the Registrant’s Definitive Proxy Statement of Schedule 14A for the 2011 Annual General Meeting of Shareholders. See Part III.

Explanatory Note: The Company hereby files this amendment number one to its annual report on Form 10-K for the year ended December 31, 2010, as originally filed with the United States Securities and Exchange Commission (the “SEC”) on March 15, 2011 (the “Original Report”), to re-file the consent from its independent auditor which inadvertently failed to consent to the incorporation by reference of the audit report contained in this annual report into the Company’s effective registration statements filed with the SEC. Other than the corrections to Exhibit 23.1, no disclosure contained in any Item of the Original Report is being amended, updated or otherwise revised.

PART IV

ITEM 1. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents Filed as Part of This Report.

(1) Financial Statements

  Supplemental Financial Data
  Report of Independent Registered Public Accounting Firm
  Consolidated Balance Sheets as of December 31, 2010 and 2009
  Statements of Consolidated Operations for the years ended December 31, 2010, 2009, and 2008
  Statements of Consolidated Common Shareholders’ Equity for the years ended December 31, 2010, 2009 and 2008
  Statements of Consolidated Cash Flows for the years ended December 31, 2010, 2009, and 2008
  Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

Schedules are omitted and are not applicable or not required, or the required information is shown in the financial statements or notes thereto.

(3) Exhibits

Where an exhibit is filed by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses.

Exhibit
Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws, as amended (1)
3.3	Articles of Amendment filed July 5, 2005 (3)
3.4	Articles of Amendment filed August 8, 2008(16)
3.5	Articles of Amendment filed July 8, 2009(17)
4.1	Share Certificate(1)
4.2	Form of Lock-up Agreement(19)
4.3	Warrant Indenture, dated October 27, 2009(20)
4.4	Supplemental Warrant Indenture, dated December 8, 2009(21)
45.	Shareholder Rights Plan, dated August 25, 2010(22)
10.1	Office and Administration Services Agreement between the Company and Senate Capital Group Inc. dated September 1, 2005 (2)
10.2	Agreement for Services between the Company and Highlands Capital, Inc. dated November 1, 2005 (2)
10.3	Financial Public Relations Agreement between the Company and Accent Marketing Ltd. dated November 1, 2005 (2)
10.4	Mineral Property Purchase Agreement between the Company and Ubex Capital Inc. dated April 26, 2005 (2)
10.5	Joint Venture Agreement between the Company and Triex Minerals Corporation dated November 4, 2005 (2)
10.6	Consulting Agreement between the Company and Ubex Capital Inc. for management and consulting services (2)

Number	Description
10.7	Consulting Agreement between Catchpole Enterprises and the Company (3)
10.8	Joint Venture Agreement between the Company and Bluerock Resources Ltd. (3)
10.9	Option and Purchase Agreement for federal mining claims in Wyoming (3)
10.10	Agreement to Purchase ten mining claims in Wyoming (3)
10.11	2005 Stock Option Plan as amended June 10, 2009 (17)
10.12	Mr. George Hartman letter agreement. (3)
10.13	Black Range Minerals Agreement dated June 7, 2006 (5)
10.14	Amendment to Joint Venture Agreement dated September 12, 2006 between the Company and Bluerock Resources Ltd. (6)
10.15	Agreement dated February 1, 2007 between the Company and Robert C. Shook to acquire three projects separate uranium projects located in northeast Wyoming, in central Powder River Basin (7) (8)
10.16	Consulting Agreement dated February 1, 2007 between the Company and O & M Partners, LLC (7) (8)
10.17	Christensen Ranch Agreement dated October 30, 2006 between the Company and George Hartman (9) (10)
10.18	Amendment Agreement dated January 1, 2007 between the Company and Ubex Capital Inc. (10)
10.19	Amendment Agreement dated January 1, 2007 between the Company and Catchpole Enterprises Inc. (10)
10.20	Amendment Agreement dated January 1, 2007 between the Company and Senate Capital Group Inc. (10)
10.21	Purchase and Sale Agreement with NAMMCO dated September 19, 2007, as amended (11) (12)
10.22	Venture Agreement with United Nuclear LLC dated January 15, 2008 (13)
10.23	Agreement with Independent Management Consultants of British Columbia
10.24	Subscription Agreement with Denison Mines dated March 27, 2008
10.25	Agency Agreement with Haywood Securities and Cormark Securities Inc. dated April 15, 2008(14)
10.26	Amendment to Joint Venture Agreement dated March 20, 2008 between the Company and Bluerock Resources Ltd. (15)
10.27	Amended Hartman Letter Agreement effective January 1, 2008(18)
10.28	Sales Agreement with Haywood Securities, November 30, 2010(23)
23.1	Consent of Manning Elliott LLP, independent registered accountants
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(f) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(f) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to Rule 13a or 15(d) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Rule 13a or 15(d) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form SB-2 filed March 15, 2002
(2)	Previously filed as an exhibit to the Quarterly Report on Form 10-QSB filed November 21, 2005
(3)	Previously filed as an exhibit to the Annual Report on Form 10-KSB filed April 14, 2006
(4)	Filed as an exhibit to our Registration Statement on Form S-8 filed with the SEC on November 21, 2005.
(5)	Previously filed as an exhibit to the Quarterly Report on Form 10-QSB filed August 15, 2006
(6)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed November 13, 2006.

(7)	As reported in two separate Current Reports on Form 8-K filed on February 8, 2007.
(8)	Previously filed as an exhibit to the Annual Report on Form 10-KSB filed April 2, 2006
(9)	As in Current Report on Form 8-K filed on November 2, 2006.
(10)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed August 14, 2007.
(11)	As reported and filed in Current Report on Form 8-K filed on September 24, 2007.
(12)	As reported and filed in Current Report on Form 8-K filed on January 16, 2008.
(13)	Filed as an exhibit to our Annual Report on Form 10-K filed on March 17, 2008.
(14)	As reported and filed in Current Report on Form 8-K filed on April 18, 2008.
(15)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed May 9, 2008.
(16)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed August 11, 2008.
(17)	Filed as an exhibit to our Registration Statement of Form S-3 filed July 9, 2009.
(18)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed August 10, 2009.
(19)	Filed as an exhibit to our Current Report on Form 8-K filed October 22, 2009.
(20)	Filed as an exhibit to our Current Report on Form 8-K filed October 27, 2009.
(21)	Filed as an exhibit to our Current Report of Form 8-K filed December 8, 2009.
(22)	Filed as an exhibit to our definitive proxy statement on Form 14A filed April 27, 2010.
(23)	Filed as an exhibit to our Form 8-K, filed December 1, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URANERZ ENERGY CORPORATION

By:	/s/ Glenn Catchpole
Glenn Catchpole, President and Principal
Executive Officer
Director
Date: June 27, 2011

By:	/s/ Benjamin Leboe
Benjamin Leboe, Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer
Date: June 27, 2011