Form 10-Q
period 2011-06-30
URANERZ ENERGY CORP.
filed 2011-08-09
CIK 1162324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Yes[X] No[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [ ] No[X]

Number of shares of issuer’s common stock outstanding at August 5, 2011: 76,953,074

INDEX

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010
Consolidated Statements of Operations for the three and six months ended June 30, 2011 and Accumulated from May 26, 1999 (date of inception) to June 30, 2011
Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and Accumulated from May 26, 1999 (date of inception) to June 30, 2011
Consolidated Statement of Stockholders’ Equity for the six month period from January 1, 2011 to June 30, 2011
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
SIGNATURES

Item 1. Financial Statements

Uranerz Energy Corporation
(An Exploration Stage Company)

June 30, 2011

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	June 30,	December 31,
	2011	2010
	$	$
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	44,852,760	36,437,370
Prepaid expenses and deposits (Note 6(a))	434,670	816,269
Other current assets	79,930	32,011
Total Current Assets	45,367,360	37,285,650
Prepaid Expenses and Deposits (Note 6(a))	1,406,976	825,583
Mineral Property Reclamation Surety Deposits (Note 12(f))	2,019,721	2,019,721
Property and Equipment (Note 4)	1,211,081	503,129
Total Assets	50,005,138	40,634,083

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	315,415	93,115
Accrued liabilities (Note 6(b))	258,458	617,184
Due to related parties (Note 7)	38,610	49,186
Total Liabilities	612,483	759,485

Commitments and Contingencies (Notes 5 and 12)
Subsequent Event (Note 15)
Stockholders’ Equity (Note 8)
Preferred Stock, 10,000,000 shares authorized, $0.001 par value; No shares issued and outstanding	–	–
Common Stock, 200,000,000 shares authorized, $0.001 par value; 76,738,574 and 70,821,433 shares issued and outstanding, respectively	76,739	70,821
Additional Paid-in Capital	142,102,505	123,138,957
Deficit Accumulated During the Exploration Stage	(92,888,904)	(83,443,134)
Total Stockholders’ Equity	49,290,340	39,766,644
Non-controlling Interest	102,315	107,954
Total Equity	49,392,655	39,874,598
Total Liabilities and Stockholders’ Equity	50,005,138	40,634,083

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
(Unaudited)

	Accumulated From
	May 26, 1999
	(Date of Inception)	Three Months Ended		Six Months Ended
	to June 30,	June 30		June 30,
	2011	2011	2010	2011	2010
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses
Depreciation	692,896	60,493	48,788	115,211	95,159
Foreign exchange	73,493	24,525	(345)	40,608	1,483
General and administrative (Note 9)	46,057,043	3,563,923	1,475,951	8,560,488	6,024,953
Mineral property expenditures	51,614,994	708,329	1,308,921	998,067	2,495,462
Total Operating Expenses	98,438,426	4,357,270	2,833,315	9,714,374	8,617,057
Operating Loss	(98,438,426)	(4,357,270)	(2,833,315)	(9,714,374)	(8,617,057)
Other Income (Expense)
Gain on sale of investment securities	79,129	–	–	–	–
Interest income (Note 13)	1,980,846	22,132	12,784	41,087	28,290
Adjustment of cash equivalents	–	(77,439)	–	–	–
Loss on settlement of debt	(132,000)	–	–	–	–
Mineral property option payments received	152,477	–	–	–	–
Total Other Income	2,080,452	(55,307)	12,784	41,087	28,290
Loss from continuing operations	(96,357,974)	(4,412,577)	(2,820,531)	(9,673,287)	(8,588,767)
Discontinued operations
Loss from discontinued operations	(28,732)	–	–	–	–
Gain on disposal of discontinued operations	979,709	–	–	–	–
Gain on Discontinued Operations	950,977	–	–	–	–
Net Loss	(95,406,997)	(4,412,577)	(2,820,531)	(9,673,287)	(8,588,767)
Net loss attributable to non-controlling interest	2,518,093	149,479	168,392	227,517	241,833
Net Loss Attributable to the Company	(92,888,904)	(4,263,098)	(2,652,139)	(9,445,770)	(8,346,934)

Amounts attributable to Company shareholders
Loss from continuing operations	(93,839,881)	(4,263,098)	(2,652,139)	(9,445,770)	(8,346,934)
Gain on discontinued operations	950,977	–	–	–	–
Net Loss Attributable to the Company	(92,888,904)	(4,263,098)	(2,652,139)	(9,445,770)	(8,346,934)

Net Loss Per Share – Basic and Diluted		(0.06)	(0.04)	(0.13)	(0.13)

Weighted Average Shares Outstanding		76,580,000	64,195,000	74,968,000	64,195,000

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Accumulated From	For The	For The
	May 26, 1999	Six Months	Six Months
	(Date of Inception)	Ended	Ended
	to June 30,	June 30,	June 30,
	2011	2011	2010
	$	$	$
Operating Activities
Net loss	(95,406,997)	(9,673,287)	(8,588,767)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	692,896	115,211	95,159
Equity loss on investment	74,617	–	–
Gain on disposition of discontinued operations	(979,709)	–	–
Gain on sale of investment securities	(79,129)	–	–
Loss on settlement of debt	132,000	–	–
Non-cash mineral property option payment	(37,500)	–	–
Shares issued to acquire mineral properties	19,105,000	–
Warrants issued for mineral property costs	1,258,000	–	–
Stock-based compensation	25,420,574	5,055,236	3,589,783
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(1,835,409)	(199,794)	172,684
Other current assets	(79,905)	(47,919)	6,483
Accounts payable and accrued liabilities	704,540	(136,427)	229,110
Due to related parties	509,370	(10,575)	(18,361)
Net Cash Used in Operating Activities	(50,521,652)	(4,897,555)	(4,513,909)
Investing Activities
Reclamation surety deposits	(2,019,721)	–	–
Acquisition of subsidiary, net cash paid	(48)	–	–
Proceeds from sale of marketable securities	20,548,664	–	4,598,512
Purchase of property and equipment	(1,805,561)	(823,163)	(66,795)
Purchase of investment securities	(20,432,035)	–	–
Disposition of subsidiary	905,092	–	–
Net Cash Used In Investing Activities	(2,803,609)	(823,163)	4,531,717
Financing Activities
Repayment of loan payable	(98,414)	–	(18,079)
Advances from related party	10,700	–	–
Contributions from non-controlling interest	2,620,408	221,878	252,343
Proceeds from issuance of common stock	100,152,465	13,938,873	–
Share issuance costs	(4,507,138)	(24,643)	–
Net Cash Provided By Financing Activities	98,178,021	14,136,108	234,264
Increase In Cash	44,852,760	8,415,390	252,072
Cash - Beginning of Period	–	36,437,370	20,426,032
Cash - End of Period	44,852,760	44,852,760	20,678,104
Non-cash Investing and Financing Activities
Sale of 60% of subsidiary for interest in mineral property	774,216	–	–
Investment securities received as a mineral property option payment	37,500	–	–
Purchase of equipment with loan payable	98,414	–	–
Common stock issued to settle debt	744,080	–	–
Warrants issued for mineral property costs	1,258,000
Common stock issued for mineral property costs	19,105,000	–	–
Supplemental Disclosures
Interest paid	12,184	424	424
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statement of Stockholders’ Equity
For the Six-Month Period Ended June 30, 2011
(Expressed in US dollars)
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Exploration	Non-Controlling
	Shares	Amount	Capital	Stage	Interest	Total
	#	$	$	$	$	$

Balance, December 31, 2010	70,821,433	70,821	123,138,957	(83,443,134)	107,954	39,874,598
Fair value of stock options granted	–	–	5,055,236	–	–	5,055,236
Shares issued upon the exercise of options	1,875,720	1,876	1,812,733	–	–	1,814,609
Shares issued upon the exercise of warrants	4,041,421	4,042	12,120,222	–	–	12,124,264
Share issuance costs	–	–	(24,643)	–	–	(24,643)
Contribution from non-controlling interest	–	–	–	–	221,878	221,878
Net loss and comprehensive loss for the period	–	–	–	(9,445,770)	(227,517)	(9,673,287)
Balance, June 30, 2011	76,738,574	76,739	142,102,505	(92,888,904)	102,315	49,392,655

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2011
(Expressed in US dollars)
(Unaudited)

1.	Nature of Operations

Uranerz Energy Corporation (the “Company”) was incorporated in the State of Nevada, U.S.A. on May 26, 1999. Effective July 5, 2005, the Company changed its name from Carleton Ventures Corp. to Uranerz Energy Corporation. The Company has mineral property interests in the United States.

The Company is an Exploration Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company’s principal business is the acquisition and exploitation of uranium resources.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission (“SEC”) instructions for companies filing Form 10-Q. In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2011, and the results of operations and cash flows for the period then ended. The financial data and other information disclosed in the notes to the interim consolidated financial statements related to this period are unaudited. The results for the three-month and six-month periods ended June 30, 2011 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2011. The unaudited interim consolidated financial statements have been condensed pursuant to the Securities and Exchange Commission's rules and regulations and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these unaudited interim consolidated financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements and notes thereto for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K filed on March 15, 2011 with the SEC.

	b)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

	c)	Mineral Property Costs

The Company is primarily engaged in the acquisition, exploration and development of mineral properties.

Mineral property exploration costs are expensed as incurred. Costs for acquired mineral property databases are similarly expensed upon acquisition.

Mineral property acquisition costs are expensed upon acquisition unless a property can be economically developed as a result of establishing proven and probable reserves and a bankable feasibility. In the event that a mineral property is acquired through the issuance of the Company’s shares, the mineral property will be recorded at the fair value of the respective property or the fair value of common shares, whichever is more readily determinable.

When mineral properties are acquired under option agreements with future acquisition payments to be made at the sole discretion of the Company, those future payments, whether in cash or shares, are recorded only when the Company has made or is obliged to make the payment or issue the shares.

As of the date of these financial statements, the Company has no capitalized mineral expenditures.

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
June 30, 2011
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

3.	Cash and Cash Equivalents

At June 30, 2011, the Company had $44,852,760 in cash and cash equivalents. Pursuant to ASC 820 the fair value of cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company places cash investments in instruments that meet credit quality standards, as specified in the investment policy guidelines.

4.	Property and Equipment

			June 30,	December 31,
			2011	2010
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$
Computers and office equipment	235,634	153,696	81,938	85,936
Field equipment	1,035,561	539,199	496,362	417,193
Construction in progress	632,781	–	632,781	–
	1,903,976	692,895	1,211,081	503,129

5.	Mineral Properties

a)

On November 18, 2005, the Company entered into an agreement to acquire a 100% interest in 10 mining claims located in the Powder River Basin area, Wyoming, in consideration of $250,000. The amounts were paid in installments and completed by January 2007.

b)

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

	c)	On February 1, 2007, the Company acquired three mineral properties consisting of 138 unpatented lode mining claims located in Campbell County, Wyoming for a total purchase price of $3,120,000.

d)

On January 15, 2008, the Company acquired an undivided eighty-one percent (81%) interest in approximately 82,000 acres (33,100 hectares) of mineral properties located in the central Powder River Basin of Wyoming, and entered into a venture agreement (the “Arkose Mining Venture”) with the vendor pursuant to which the Company will explore the properties.

	e)	On August 20, 2008, the Company leased 891 acres of mineral properties near the Company’s Nichols Ranch project area in Wyoming for an advance royalty payment of $22,275.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2011
(Expressed in US dollars)
(Unaudited)

5.	Mineral Properties (continued)

f)

On August 20, 2008, the Company, on behalf of the Arkose Mining Venture, leased 6,073 acres of mineral properties within Arkose’s area of interest in Wyoming for an advance royalty payment of $151,828.

	g)	On September 18, 2008, the Company leased 984 acres of mineral properties within the Company’s North Reno Creek project area in Wyoming.

h)

On December 3, 2008, the Company, on behalf of the Arkose Mining Venture, leased 1,680 acres of mineral properties within Arkose’s area of interest in Wyoming for a five year advance royalty payment of $83,993.

	i)	On July 7, 2009, the Company, on behalf of the Arkose Mining Venture, leased 320 acres of mineral properties within Arkose’s area of interest in Wyoming.

	j)	On January 26, 2010, the Company acquired Geological Data on the North Reno Creek uranium prospect located in Campbell County, Wyoming for a total purchase price of $600,000.

k)

On August 13, 2010, the Company acquired Geological Data on the Powder River Basin, Wyoming by issuing warrants with a fair value of $1,258,000 to purchase 2,000,000 common shares of the Company at an exercise price of $3.00 per share.

6.	Balance Sheet Details

	a)	The components of prepaid expenses and deposits are as follows:

	June 30,	December 31,
	2011	2010
	$	$

Consulting	–	5,295
Insurance	65,326	66,905
Lease costs	117,100	405,012
Reclamation bonding	115,129	224,655
Surface use and damage costs	76,255	109,806
Other	60,860	4,596
Current prepaid expenses and deposits	434,670	816,269

Construction equipment advance	590,944	–
Deposits	29,433	29,233
Power supply advance	674,200	674,200
Power supply deposit	112,399	122,150
Non-current prepaid expenses and deposits	1,406,976	825,583

b)	The components of accrued liabilities are as follows:

	June 30,	December 31,
	2011	2010
	$	$
Mineral exploration expenses	122,397	457,100
Reclamation costs	77,030	78,084
Other	59,031	82,000
Total accrued liabilities	258,458	617,184

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2011
(Expressed in US dollars)
(Unaudited)

7.	Related Party Transactions / Balances

a)

During the six months ended June 30, 2011, the Company incurred $Nil (2010 - $98,880) for contracted office and administrative services (included in general and administrative expenses) to a company controlled by a director who is Executive Chairman of the Company.

b)

During the six months ended June 30, 2011, the Company incurred $513,334 (2010 - $431,680) for consulting services (included in general and administrative expenses) provided by officers. Other general and administrative expenses were reimbursed in the normal course of business. At June 30, 2011, consulting services and expenditures incurred on behalf of the Company of $38,610 (December 31, 2010 - $46,493) are owed to these officers, and these amounts are unsecured, non-interest bearing, and due on demand.

c)

During the six months ended June 30, 2011, the Company paid fees of $83,875 (2010 - $80,250) to five non-executive directors of the Company for their services as directors. Other general and administrative expenses were reimbursed to the directors in the normal course of business. At June 30, 2011, expenditures incurred on behalf of the Company of $Nil (December 31, 2010 - $2,693) are owed to these directors, and these amounts are unsecured, non-interest bearing, and due on demand.

	d)	During the six months ended June 30, 2011, the Company incurred $671,993 (2010 - $15,000) for bonuses (included in general and administrative expenses) for related party officers.

8.	Common Stock

	a)	On August 8, 2011, the Company increased the number of authorized common shares from 200,000,000 to 750,000,000.

	b)	During the six months ended June 30, 2011, the Company issued 1,875,720 shares of common stock, pursuant to the exercise of stock options, for proceeds of $1,814,609.

	c)	During the six months ended June 30, 2011, the Company issued 4,041,421 shares of common stock, pursuant to the exercise of common share purchase warrants, for gross proceeds of $12,124,264.

9.	Stock Based Compensation

On June 15, 2011, the Company amended the 2005 Non-Qualified Stock Option Plan to increase the number of shares authorized for issuance under the plan from 10,000,000 to 30,000,000 and extend the plan termination date for an additional 10 years. No options shall be issued under the Stock Option Plan at a price per share less than the defined Market Price. On June 11, 2008, the Company modified the Stock Option Plan to define Market Price as the volume weighted average trading price of the Company’s common shares on the Toronto Stock Exchange or American Stock Exchange, now the NYSE Amex, whichever has the greater trading volume for the five trading days before the date of grant. At June 30, 2011, the Company had 19,950,360 shares of common stock available to be issued under the Stock Option Plan.

During the six months ended June 30, 2011, the Company granted 1,979,500 stock options with immediate vesting to directors, officers, employees and consultants to acquire 1,045,000 common shares at an exercise price of $3.98 per share expiring in 5 – 10 years, 884,500 common shares at an exercise price of $3.21 per share for 10 years, and 50,000 common shares at $2.87 per share for 2 years. During the six months ended June 30, 2011, the Company recorded stock-based compensation for the vested options of $5,055,236, as general and administrative expense.

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

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2011
(Expressed in US dollars)
(Unaudited)

9.	Stock Based Compensation (continued)

The fair values of stock options granted were estimated at the date of grant using the Black-Scholes option- pricing model and the weighted average grant date fair values of stock options granted during the six months ended June 30, 2011 and 2010 were $2.54 and $0.90 per share, respectively.

The weighted average assumptions used are as follows:

	Six Months Ended
	June 30,	June 30,
	2011	2010

Expected dividend yield	0%	0%
Risk-free interest rate	1.83%	1.61%
Expected volatility	98%	107%
Expected option life (in years)	4.43	3.32

The total intrinsic value of stock options exercised during the six months ended June 30, 2011 and 2010, was $6,356,975 and $nil respectively.

The following table summarizes the continuity of the Company’s stock options:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
		$		$
Outstanding, December 31, 2010	6,735,600	1.86	6.05	14,372,749
Granted	1,979,500	3.61
Exercised	(1,875,720)	0.97
Expired	(40,000)	0.65
Outstanding, June 30, 2011	6,799,380	2.62	6.85	4,302,151
Exercisable, June 30, 2011	6,774,380	2.63	6.84	4,261,651

A summary of the status of the Company’s non-vested options at June 30, 2011, and changes during the six months ended June 30, 2011 are presented below:

		Weighted
		Average
	Number of	Grant Date
	Options	Fair Value
		$
Non-vested at December 31, 2010	75,000	1.16
Granted	1,979,500	2.54
Vested	(2,029,500)	2.51
Non-vested at June 30, 2011	25,000	0.98

As at June 30, 2011, there was $5,264 in total unrecognized compensation cost related to non-vested stock option agreements. This cost is expected to be recognized over a weighted average period of 0.11 years.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2011
(Expressed in US dollars)
(Unaudited)

10.	Stock Purchase Warrants

During the six months ended June 30, 2011, 4,041,421 common share purchase warrants were exercised for gross proceeds of $12,124,264 and 183,579 common share purchase warrants expired, unexercised.

A summary of the changes in the Company’s common share purchase warrants is presented below:

		Weighted Average
	Number	Exercise Price
		$
Balance December 31, 2010	6,225,000	3.00
Exercised	(4,041,421)	3.00
Expired	(183,579)	3.00
Balance June 30, 2011	2,000,000	3.00

As at June 30, 2011, the following common share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
	$
2,000,000	3.00	June 30, 2014

11.	Shareholder Rights Plan

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

	b)	On September 18, 2008, the Company signed two mining lease agreements which require ten annual payments of $75,000. The first three payments have been made. Refer to Note 5(g).

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

d)

On May 1, 2009, the Company agreed to pay an estimated cost of $202,987, subsequently revised to $163,107, for the Nichols Ranch Power Line Extension Project. As at June 30, 2011, $50,708 for engineering and design has been incurred and recorded as an expense and $112,399 has been paid as a deposit which will be reclassified as the Project is completed.

	e)	On May 19, 2010, the Company signed an office premises lease for a period of three years commencing September 1, 2010. Rent is approximately $48,658 (Cdn$50,604) per annum.

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

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2011
(Expressed in US dollars)
(Unaudited)

13.	Interest Income

On March 31, 2011, the Company’s bank incorrectly priced the market value of certain cash equivalents by overstating the carrying amount by $77,439. This pricing error was corrected in the quarter ended June 30, 2011 with the adjustment reported as an adjustment to cash equivalents in the three months ended June 30, 2011.

14.	Segment Disclosures

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

Financial statement information by operating segment is presented below:

	June 30, 2011			December 31, 2010
	Total	Uranerz	Arkose	Total	Uranerz	Arkose
	$	$	$	$	$	$
Assets	50,005,138	49,321,354	683,784	40,634,083	39,770,022	864,061

	For the			For the
	Six Months Ended			Six Months Ended
	June 30, 2011			June 30, 2010
	Total	Uranerz	Arkose	Total	Uranerz	Arkose
	$	$	$	$	$	$

Net loss	(9,445,770)	(8,970,709)	(475,061)	(8,346,934)	(7,823,882)	(523,052)
Foreign exchange	(40,608)	(40,608)	–	(1,483)	(1,483)	–
Interest income	41,087	41,087	–	28,290	28,290	–
Depreciation	(115,211)	(115,211)	–	(95,159)	(95,159)	–

	For the			For the
	Three Months Ended			Three Months Ended
	June 30, 2011			June 30, 2010
	Total	Uranerz	Arkose	Total	Uranerz	Arkose

Net loss	(4,263,099)	(3,907,937)	(355,162)	(2,652,139)	(2,244,140)	(407,999)
Foreign exchange	(24,525)	(24,525)	–	345	345	–
Interest income	(55,307)	(55,307)	–	12,784	12,784	–
Depreciation	(60,493)	(60,493)	–	(48,788)	(48,788)	–

15.	Subsequent Event

On July 20, 2011, the Company received its Materials License from the Nuclear Regulatory Commission which allows it to proceed with construction of its Nichols Ranch ISR Uranium Project in Wyoming.

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
  risks related to demand for uranium;
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

General

We are a U.S.-based uranium company focused on achieving near-term commercial in-situ recovery (“ISR”) uranium production. ISR is a mining process that uses a “leaching solution” to extract uranium from underground ore bodies; it is the generally accepted extraction technology used in the Powder River Basin area of Wyoming (ISR comprised 41% of world uranium production in 2010). We control a large strategic land position in the Pumpkin Buttes Uranium Mining District of the central Powder River Basin of Wyoming, U.S.A. Our management team has specialized expertise in the ISR uranium mining method, and a record of licensing, constructing, and operating ISR uranium projects.

We are principally focused on the development of our properties in the Powder River Basin area into commercial ISR uranium mines. Our plan of operations is to bring two properties into production, the Nichols Ranch and Hank units, together referred to as the Nichols Ranch ISR Uranium Project, and continue the exploration and development of our other Wyoming Powder River Basin properties.

As of July 20, 2011 we have received the Permit to Mine from the Wyoming Department of Environmental Quality, Land Quality Division (“WDEQ”) and a Source Materials License from the United States Nuclear Regulatory Commission (“NRC”) for the Nichols Ranch ISR Uranium Project. The Permit to Mine and the Source Materials License were the final authorizations required to allow us to begin construction of our Nichols Ranch ISR Uranium Project. At this Project we expect to take our Nichols Ranch and Hank units into production of uranium concentrate, which can be sold directly to utilities for processing into fuel used in nuclear electrical generating facilities.

We have completed the detailed engineering and design of our processing facility and first production well field for the Nichols Ranch ISR Uranium Project. In July of 2011 we commenced construction of the facility and related infrastructure for our Nichols Ranch ISR Uranium Project.

A third project is in the license application preparation stage. In March 2010, we commenced preparation of the environmental permit and license applications for the Jane Dough unit, which is adjacent to the area currently being developed at the Nichols Ranch unit and will share its infrastructure. Jane Dough includes the Doughstick, South Doughstick and North Jane properties. Additional units may be added as we assess our geological data.

The mine plan for the Nichols Ranch ISR Uranium Project includes a central processing facility at our Nichols Ranch unit and a satellite ion exchange uranium concentrating facility at our Hank unit. The production level from these two units is planned to be in the range of 600,000 to 800,000 pounds per year (as U3O8). The central processing facility is licensed for a capacity of two million pounds per year of uranium (as U3O8) and it is intendedthat it will process uranium-bearing well field solutions from Nichols Ranch, as well as uranium-loaded resin transported from the Hank satellite facility, plus uranium-loaded resin from any additional satellite deposits that may be developed on our other Powder River Basin properties. The Jane Dough unit is compatible with this plan. We believe this centralized design enhances the economics of our potential additional satellite projects by maximizing production capacity while minimizing further capital expenditures on processing facilities.

We plan to use the ISR mining process whereby a ‘leaching’ agent, which contains an oxidant such as oxygen with sodium bicarbonate (commonly known as baking soda) and carbon dioxide, is added to the native groundwater and injected through wells into the ore body in a sandstone aquifer to dissolve minerals containing uranium. This solution is then pumped via other wells to the surface for processing into finished yellowcake product ready for sale to utilities requiring nuclear fuel for operations — resulting in a cost-efficient and, relative to other common mining methods, a more environmentally friendly mining process. The ISR mining process differs dramatically from conventional mining techniques in that ISR mining leaves the rock matrix in place. The ISR technique avoids the movement and milling of rock and ore as well as mill tailing waste associated with more traditional mining methods.

In anticipation of receiving all the approvals necessary to begin production, we commenced a marketing program for conditional sales of uranium from our Nichols Ranch ISR Uranium Project. In July of 2009 we announced that we entered into a sales agreement with Exelon Generation Company, LLC for the sale of uranium over a five year period for defined pricing. In August of 2009 we announced our second contract for the sale of uranium to a U.S. utility also over five years, with a pricing structure that contains references to both spot and long-term prices and includes a floor and ceiling price. These long-term contracts for the sale of uranium are with two of the largest nuclear utilities in the U.S. These two agreements do not individually represent a substantial portion of our targeted uranium production and our business is not substantially dependent on these agreements.

Our Powder River Basin properties include:

  our 100% owned properties that totaled 26,794 acres as of June 30, 2011; and
  our 81% interest in Arkose Mining Venture properties that totaled 66,583 acres as of June 30, 2011.

Our 100% owned properties are comprised of unpatented mineral lode claims, state leases and fee (private) mineral leases, summarized as follows:

		Number of Claims/
Property Composition	Ownership Interest (1)	Leases	Acreage
Unpatented Lode Mining Claims	100%	877	17,540
State Leases	100%	7	6,480
Fee (private) Mineral Leases	100%	38	2,774
Total			26,794

(1) Subject to various royalties.

Our 100% owned properties in the Powder River Basin include the following property units:

Property	No. Claims	Acreage

Jane Dough	22	440
Collins Draw	32	640
North Rolling Pin	54	1,080
Hank	66	1,320
Nichols Ranch	36	720
Willow Creek	11	220
West North-Butte	125	2,500
East Nichols	44	880
North Nichols	107	2,140
Reno Creek	13	260
TOTAL	510	10,200

The Arkose Mining Venture properties are comprised of unpatented lode mining claims, state leases and fee (private) mineral leases, summarized as follows:

		Number of Claims/
Property Composition	Ownership Interest (1)	Leases	Acreage
Unpatented Lode Mining Claims	81%	2,857	46,763
State Leases	81%	3	2,080
Fee (private) Mineral Leases	81%	65	17,740

Total			66,583

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

During the second quarter of 2011 we:

  Issued 414,500 shares of common stock pursuant to the exercise of stock options, for proceeds of $485,825;
  Increased our authorized common shares from 200 million to 750 million;
  Extended our stock option plan by ten years and twenty million shares of common stock;
  Completed planning for the construction of the Nichols Ranch production facility;
  Continued preparation of permit applications for a third mining unit;
  Hired a new employees for well field development at Nichols Ranch;
  Commenced our 2011 exploration program: drilled a total of 135 holes for a total of 96,000 feet with three drill rigs;
  Began drilling mineral delineation holes on the west flank (Mining Area 2) of Nichols Ranch;
  Drilled and successfully installed a water well at Nichols Ranch. The well is for obtaining water to be used for exploration drilling and during installation of monitor and production wells at Nichols Ranch; and
  Finalized plans for the installation of the monitor and production wells at Nichols Ranch.

Now that the Nichols Ranch development permits have been received we have begun construction of the processing facility and installation of the environmental monitor and production wells for the first well field. Up to six additional drilling rigs will be engaged. For the remainder of the 2011drilling season we will continue the planned exploration activities which include finishing the drilling of the northeast targets and then start exploring the southern targets. which include finishing the drilling of the northeast targets and then start exploring the southern targets.

Financial Position

The Company's overall financial position is disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 15, 2011 and the unaudited consolidated Financial Statements at June 30, 2011 as provided herein under the section heading "Financial Statements" above.

Liquidity and Capital Resources

We are carrying out an exploration, environmental and mine design program with a budget of approximately $3,600,000 in 2011. This plan, plus general and administrative expenses of approximately $6,200,000, amounts to cash requirements of approximately $9,800,000 for the year ending December 31, 2011 as reported in Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2010 under the heading "Description of Properties", previously filed with the SEC. Mineral property acquisitions, dependent upon opportunities that may arise, and Nichols Ranch ISR Uranium Project capital costs will be additional expenditures. During the six months ended June 30, 2011, mineral property expenditures incurred were $998,067.

At June 30, 2011 we had cash and short term securities of $44,852,760 and working capital of $44,754,877, as compared to cash and short term securities of $36,437,370 and working capital of $36,526,165 as at December 31, 2010. Our cash is invested in bank guaranteed savings accounts which, although available on demand, yield favorable rates of return.

Net cash used in operating activities was $4,897,555 for the six months ended June 30, 2011, compared to $4,513,909 for the corresponding period in 2010. The increase in net cash used in operations of $383,646 resulted primarily from an increase in cash expenditures for general and administrative expenses of $1,070,082 and a decrease in mineral property expenditures of $1,497,395 over 2010. Net cash used to purchase property and equipment was $823,163 for the six months ended June 30, 2011, compared to $66,795 used in the corresponding period in 2010. This reflects commencement of asset acquisitions for Nichols Ranch activities.

Net cash provided by financing activities amounted to $13,914,230 for the six months ended June 30, 2011, from proceeds of issuance of common stock on the exercise of options and warrants, compared to $Nil provided in the corresponding period in 2010. Contributions from non-controlling interests were $221,878 during the 2011 period, compared to $252,343 for the six months ended June 30, 2011.

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

To date, our primary source of funds has been equity investments, and this trend is expected to continue together with production related financing when we are in production. We believe we have sufficient cash to continue our exploration and planning and to meet on-going operating expenses for the next twelve months, and beyond, as we scale our operations to the resources we have available. We anticipate that any additional funding may be in the form of equity financing from the sale of our common stock and the exercise of share purchase options or debt, depending on capital markets. Accordingly, we increased the number of shares of common stock available for issuance upon exercise of options granted under our stock option plan from 10,000,000 to 30,000,000 and increased our authorized common shares from 200,000,000 to 750,000,000.

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

Results of Operations

Three-month period ended June 30, 2011 compared to three-month period ended June 30, 2010

Revenue and Operating Expenses

We have not earned any revenues to date and we anticipate that we will not generate any revenues during the twelve-month period following the date of this quarterly report.

We incurred total operating expenses of approximately $4,357,270 for the three-month period ended June 30, 2011, as compared to $2,833,315 for the corresponding period in 2010. The increase of operating expenses in the amount of $1,523,955 was primarily attributable to a $2,009,611 increase in stock-based compensation included in general and administrative expenses, partially offset by a $600,592 decrease in mineral property expenses resulting from poor weather conditions for exploration drilling.

We had no significant financing expense for the three-month periods ended June 30, 2011 and 2010. A correction of bank reported market values resulted in a $55,307 decrease of interest income for the three-month period ended June 30, 2011 as compared interest income of $12,784 for the corresponding period in 2010. This income resulted from short term investments which are periodically adjusted to market.

Net loss for the three-month period ended June 30, 2011 was approximately $4,412,577, as compared to approximately $2,820,531for the corresponding period in 2010.

Six-month period ended June 30, 2011 compared to six-month period ended June 30, 2010

We incurred total operating expenses of approximately $9,714,374 for the six-month period ended June 30, 2011, as compared to $8,617,057 for the corresponding period in 2010. The increase of operating expenses in the amount of $1,097,317 was primarily attributable to a $1,465,453 increase in stock-based compensation included in general and administrative expenses, a $1,070,082 increase in other general and administrative expenses arising from the growth of the Company’s activities offset by a $1,497,395 decrease in mineral property expenditures.

We had no significant financing expense for the six-month periods ended June 30, 2011 and 2010. We earned $41,087 of interest income for the six month period ended June 30, 2011 as compared to $28,290 for the corresponding period in 2010. This increase resulted from additional short term investments.

Net loss for the six-month period ended June 30, 2011 was approximately $9,673,287, as compared to $8,588,767 for the corresponding period in 2010, an increase of $1,084,520. The net loss was affected by variation of operating expenses described above.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders except as disclosed in the unaudited Financial Statements at June 30, 2011. The Company has had no material changes to its off-balance sheet arrangements as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 15, 2011 and the unaudited Financial Statements at June 30, 2011 as provided herein under the section heading “Financial Statements” above.

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

Mineral property exploration costs are expensed as incurred. Costs for acquired mineral property databases are similarly expensed upon acquisition.

Mineral property acquisition costs are expensed upon acquisition unless a property can be economically developed as a result of establishing proven and probable reserves and a bankable feasibility. In the event that a mineral property is acquired through the issuance of the Company’s shares, the mineral property will be recorded at the fair value of the respective property or the fair value of common shares, whichever is more readily determinable.

When mineral properties are acquired under option agreements with future acquisition payments to be made at the sole discretion of the Company, those future payments, whether in cash or shares, are recorded only when the Company has made or is obliged to make the payment or issue the shares.

As of the date of this report, the Company has no capitalized mineral expenditures.

Contractual Obligations

The Company has had no material changes to its contractual obligations as disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2011 and the unaudited Financial Statements at June 30, 2011 as provided herein under the section heading “Financial Statements” above.

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

Changes in Internal Control over Financial Reporting

During our most recently completed fiscal quarter ended June 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

During the quarter ended June 30, 2011, no unregistered securities were sold.

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

URANERZ ENERGY CORPORATION

By: /s/ Benjamin Leboe	By: /s/ Glenn Catchpole

Benjamin Leboe, Senior Vice President, Finance and	Glenn Catchpole, President and Chief Executive
Chief Financial Officer	Officer, Director
(Principal Financial and Accounting Officer)	(Principal Executive Officer)

Date: August 9, 2011	Date: August 9, 2011