Form 10-Q
period 2011-09-30
URANERZ ENERGY CORP.
filed 2011-11-09
CIK 1162324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

Number of shares of issuer’s common stock outstanding at November 7, 2011: 77,026,774

INDEX

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010
Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and Accumulated from May 26, 1999 (date of inception) to September 30, 2011
Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and Accumulated from May 26, 1999 (date of inception) to September 30, 2011
Consolidated Statement of Stockholders’ Equity for the nine month period from January 1, 2011 to September 30, 2011
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
SIGNATURES

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Uranerz Energy Corporation
(An Exploration Stage Company)

September 30, 2011

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	September 30,	December 31,
	2011	2010
	$	$
	(Unaudited)	(Audited)
ASSETS

Current Assets

Cash (Note 3)	41,030,981	36,437,370
Prepaid expenses and deposits (Note 6(a))	860,385	816,269
Other current assets	40,505	32,011

Total Current Assets	41,931,871	37,285,650

Prepaid Expenses and Deposits (Note 6(a))	816,015	825,583
Mineral Property Reclamation Surety Deposits (Note 7)	2,020,107	2,019,721
Property and Equipment (Note 4)	4,721,816	503,129

Total Assets	49,489,809	40,634,083

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	1,085,749	93,115
Accrued liabilities (Note 6(b))	467,156	617,184
Due to related parties (Note 8)	32,966	49,186

Total Current Liabilities	1,585,871	759,485

Asset Retirement Obligation (Note 7)	200,352	–

Total Liabilities	1,786,223	759,485

Commitments and Contingencies (Notes 5 and 13)
Subsequent Events (Note 15)

Stockholders’ Equity

Preferred Stock, 10,000,000 shares authorized, $0.001 par value; No shares issued and outstanding	–	–

Common Stock, 750,000,000 shares authorized, $0.001 par value; 76,993,074 and 70,821,433 shares issued and outstanding, respectively	76,993	70,821

Additional Paid-in Capital	142,455,239	123,138,957

Deficit Accumulated During the Exploration Stage	(95,001,998)	(83,443,134)

Total Stockholders’ Equity	47,530,234	39,766,644

Non-controlling Interest	173,352	107,954

Total Equity	47,703,586	39,874,598

Total Liabilities and Stockholders’ Equity	49,489,809	40,634,083

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
(Unaudited)

	Accumulated From
	May 26, 1999
	(Date of Inception)	Three Months Ended		Nine Months Ended
	to September 30,	September 30		September 30,
	2011	2011	2010	2011	2010
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses
Depreciation	736,303	43,407	51,127	158,618	146,286
Foreign exchange	84,572	11,079	3,704	51,687	5,187
General and administrative (Note 10)	47,346,648	1,289,605	1,214,847	9,850,093	7,239,800
Mineral property expenditures	52,615,642	1,000,648	3,060,471	1,998,715	5,555,933
Total Operating Expenses	100,783,165	2,344,739	4,330,149	12,059,113	12,947,206
Operating Loss	(100,783,165)	(2,344,739)	(4,330,149)	(12,059,113)	(12,947,206)
Other Income (Expense)
Gain on sale of investment securities	79,129	–	–	–	–
Interest income	1,999,784	18,938	16,680	60,025	44,970
Loss on settlement of debt	(132,000)	–	–	–	–
Mineral property option payments received	152,477	–	–	–	–
Total Other Income	2,099,390	18,938	16,680	60,025	44,970
Loss from continuing operations	(98,683,775)	(2,325,801)	(4,313,469)	(11,999,088)	(12,902,236)
Discontinued operations
Loss from discontinued operations	(28,732)	–	–	–	–
Gain on disposal of discontinued operations	979,709	–	–	–	–
Gain on Discontinued Operations	950,977	–	–	–	–
Net Loss	(97,732,798)	(2,325,801)	(4,313,469)	(11,999,088)	(12,902,236)
Net loss attributable to non-controlling interest	2,730,800	212,707	249,871	440,224	491,704
Net Loss Attributable to the Company	(95,001,998)	(2,113,094)	(4,063,598)	(11,558,864)	(12,410,532)
Amounts attributable to Company shareholders
Loss from continuing operations	(95,952,975)	(2,113,094)	(4,063,598)	(11,558,864)	(12,410,532)
Gain on discontinued operations	950,977	–	–	–	–
Net Loss Attributable to the Company	(95,001,998)	(2,113,094)	(4,063,598)	(11,558,864)	(12,410,532)
Net Loss Per Share – Basic and Diluted		(0.03)	(0.06)	(0.15)	(0.19)

Weighted Average Shares Outstanding		76,925,000	64,195,000	75,627,000	64,195,000

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Accumulated From	For The	For The
	May 26, 1999	Nine Months	Nine Months
	(Date of Inception)	Ended	Ended
	to September 30,	September 30,	September 30,
	2011	2011	2010
	$	$	$
Operating Activities
Net loss	(97,732,798)	(11,999,088)	(12,902,236)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	736,303	158,618	146,286
Equity loss on investment	74,617	–	–
Gain on disposition of discontinued operations	(979,709)	–	–
Gain on sale of investment securities	(79,129)	–	–
Loss on settlement of debt	132,000	–	–
Non-cash mineral property option payment	(37,500)	–	–
Shares issued to acquire mineral properties	19,105,000	–	–
Warrants issued for mineral property costs	1,258,000	–	1,258,000
Stock-based compensation	25,425,839	5,060,501	3,633,672
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(1,670,163)	(34,548)	(902,008)
Other current assets	(40,480)	(8,494)	(3,877)
Accounts payable and accrued liabilities	707,744	(133,223)	231,803
Asset retirement obligation	200,352	200,352	–
Due to related parties	503,726	(16,219)	(23,885)
Net Cash Used in Operating Activities	(52,396,198)	(6,772,101)	(8,562,245)
Investing Activities
Reclamation surety deposits	(2,020,107)	(386)	(938)
Acquisition of subsidiary, net cash paid	(48)	–	–
Proceeds from sale of marketable securities	20,548,664	–	8,766,943
Purchase of property and equipment	(4,383,875)	(3,401,477)	(143,387)
Purchase of investment securities	(20,432,035)	–	–
Disposition of subsidiary	905,092	–	–
Net Cash Used In Investing Activities	(5,382,309)	(3,401,863)	8,622,618
Financing Activities
Repayment of loan payable	(98,414)	–	(18,079)
Advances from related party	10,700	–	–
Contributions from non-controlling interest	2,904,152	505,622	615,637
Proceeds from issuance of common stock	100,500,188	14,286,596	–
Share issuance costs	(4,507,138)	(24,643)	–
Net Cash Provided By Financing Activities	98,809,488	14,767,575	597,558
Increase In Cash	41,030,981	4,593,611	657,931
Cash - Beginning of Period	–	36,437,370	20,426,032
Cash - End of Period	41,030,981	41,030,981	21,083,963
Non-cash Investing and Financing Activities
Sale of 60% of subsidiary for interest in mineral property	774,216	–	–
Investment securities received as a mineral property option payment	37,500	–	–
Purchase of equipment with loan payable	98,414	–	–
Common stock issued to settle debt	744,080	–	–
Warrants issued for mineral property costs	1,258,000	–	1,258,000
Common stock issued for mineral property costs	19,105,000	–	–
Supplemental Disclosures
Interest paid	12,608	424	424
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statement of Stockholders’ Equity
For the Nine-Month Period Ended September 30, 2011
(Expressed in US dollars)
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Exploration	Non-Controlling
	Shares	Amount	Capital	Stage	Interest	Total
	#	$	$	$	$	$

Balance, December 31, 2010	70,821,433	70,821	123,138,957	(83,443,134)	107,954	39,874,598
Fair value of stock options granted	–	–	5,060,501	–	–	5,060,501
Shares issued upon the exercise of options	2,130,220	2,130	2,160,202	–	–	2,162,332
Shares issued upon the exercise of warrants	4,041,421	4,042	12,120,222	–	–	12,124,264
Share issuance costs	–	–	(24,643)	–	–	(24,643)
Contribution from non-controlling interest	–	–	–	–	505,622	505,622
Net loss and comprehensive loss for the period	–	–	–	(11,558,864)	(440,224)	(11,999,088)
Balance, September 30, 2011	76,993,074	76,993	142,455,239	(95,001,998)	173,352	47,703,586

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2011
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

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission (“SEC”) instructions for companies filing Form 10-Q. In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2011, and the results of operations and cash flows for the period then ended. The financial data and other information disclosed in the notes to the interim consolidated financial statements related to this period are unaudited. The results for the three-month and nine-month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2011. The unaudited interim consolidated financial statements have been condensed pursuant to the Securities and Exchange Commission's rules and regulations and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these unaudited interim consolidated financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements and notes thereto for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K filed on March 15, 2011 with the SEC.

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

Mineral property acquisition costs are expensed upon acquisition unless a property can be economically developed as a result of establishing proven and probable reserves and a bankable feasibility study. In the event that a mineral property is acquired through the issuance of the Company’s shares, the mineral property will be recorded at the fair value of the respective property or the fair value of common shares, whichever is more readily determinable.

When mineral properties are acquired under option agreements with future acquisition payments to be made at the sole discretion of the Company, those future payments, whether in cash or shares, are recorded only when the Company has made or is obliged to make the payment or issue the shares.

As of the date of these financial statements, the Company has no capitalized mineral property expenditures.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2011
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	d)	Restoration and Reclamation Costs (Asset Retirement Obligations)

United States regulatory authorities require the Company to restore and reclaim its mine area after mining is completed. Pursuant to ASC 410, Asset Retirement and Environmental Obligations, the fair value of asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Upon initial recognition of a liability, the fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. Future reclamation and remediation costs are accrued based on management's best estimate at the end of each period of the costs expected to be incurred at each project.

Estimations and assumptions involved in using the expected present value technique to determine fair values are reviewed periodically. At September 30, 2011, the Company had $200,352 accrued for restoration and reclamation obligations; $167,352 was added to construction in progress during the nine months ended September 30, 2011 and $33,000 expensed prior to 2011.

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

Comprehensive Income

In June 2011, ASC guidance was issued related to comprehensive income. Under the updated guidance, an entity will have the option to present the total of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, the update requires certain disclosure requirements when reporting other comprehensive income. The update does not change the items reported in other comprehensive income or when an item of other comprehensive income must be reclassifies to income. The update is effective for the Company’s fiscal year beginning January 1, 2012. The Company does not expect the updated guidance to have an impact on the consolidated balance sheet, results of operations or cash flows.

Fair Value Accounting

In May 2011, ASC guidance was issued related to disclosures around fair value accounting. The updated guidance clarifies different components of fair value accounting including the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and disclosing quantitative information about the unobservable inputs used in fair value measurements that are categorized in level 3 of the fair value hierarchy. The update is effective for the Company’s fiscal year beginning January 1, 2012. The Company does not expect the updated guidance to have a significant impact on the consolidated balance sheet, results of operations or cash flows.

3.	Cash and Cash Equivalents

At September 30, 2011, the Company had $41,030,981 in cash and cash equivalents. Pursuant to ASC 820 the fair value of cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company places cash investments in instruments that meet credit quality standards, as specified in the investment policy guidelines.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2011
(Expressed in US dollars)
(Unaudited)

4.	Property and Equipment

			September 30,	December 31,
			2011	2010
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$
Computers and office equipment	243,405	163,076	80,329	85,936
Field equipment	1,000,187	573,224	426,963	417,193
Construction in progress	4,214,524	–	4,214,524	–
	5,458,116	736,300	4,721,816	503,129

5.	Mineral Properties

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

	l)	On July 19, 2011, the Company received its Materials License from the Nuclear Regulatory Commission which allowed it to proceed with construction of its Nichols Ranch ISR Uranium Project in Wyoming.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2011
(Expressed in US dollars)
(Unaudited)

6.	Balance Sheet Details

a)	The components of prepaid expenses and deposits are as follows:

	September 30,	December 31,
	2011	2010
	$	$

Consulting	–	5,295
Insurance	66,140	66,905
Lease costs	545,416	405,012
Reclamation bonding	44,154	224,655
Surface use and damage costs	166,484	109,806
Other	38,191	4,596
Current prepaid expenses and deposits	860,385	816,269

Deposits	29,417	29,233
Power supply advance	674,200	674,200
Power supply deposit	112,398	122,150
Non-current prepaid expenses and deposits	816,015	825,583

b)	The components of accrued liabilities are as follows:

	September 30,	December 31,
	2011	2010
	$	$
Construction expenses	135,550	–
Mineral exploration expenses	103,789	457,100
Reclamation costs	58,710	78,084
Registration fees	74,050	–
Employee vacation	80,058	–
Other	14,999	82,000
Total accrued liabilities	467,156	617,184

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2011
(Expressed in US dollars)
(Unaudited)

7.	Asset Retirement Obligations

The following summary sets forth the annual changes to the Company’s asset retirement obligation relating to the Company’s Nichols Ranch ISR Uranium Project in Wyoming to September 30, 2011 and December 31, 2010:

Total
$

Balance at December 31, 2010	—

Liabilities incurred	167,352
Reclassified from current liabilities	33,000
Accretion expense	—
Revision of estimated cash flows	—

Balance at September 30, 2011	200,352

The current portion of Reclamation and remediation liabilities of $58,710 and $78,084 at September 30, 2011 and December 31, 2010, respectively, are included in accrued liabilities (see Note 6).

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

In December 2010, the Company provided a $1,700,000 cash security to support a bond in the amount of $6,800,000 to the State of Wyoming, Department of Environmental Quality or the Secretary of the Interior, United States Government. The bond is in lieu of depositing cash to guarantee mine reclamation. The bond applies to the first year’s operation of the Company’s Nichols Ranch ISR Uranium Project. This amount together with other surety deposits of $320,107 have been classified as mineral property reclamation surety deposits.

8.	Related Party Transactions / Balances

a)

During the nine months ended September 30, 2011, the Company incurred $Nil (2010 - $131,355) for contracted office and administrative services (included in general and administrative expenses) to a company controlled by a director who is Executive Chairman of the Company.

b)

During the nine months ended September 30, 2011, the Company incurred $772,123 (2010 - $667,947) for consulting services (included in general and administrative expenses) provided by officers. Other general and administrative expenses were reimbursed in the normal course of business. At September 30, 2011, consulting services and expenditures incurred on behalf of the Company of $32,966 (December 31, 2010 - $46,493) are owed to these officers, and these amounts are unsecured, non-interest bearing, and due on demand.

c)

During the nine months ended September 30, 2011, the Company paid fees of $120,115 (2010 - $117,625) to five non-executive directors of the Company for their services as directors. Other general and administrative expenses were reimbursed to the directors in the normal course of business. At September 30, 2011, expenditures incurred on behalf of the Company of $Nil (December 31, 2010 - $2,693) are owed to these directors, and these amounts are unsecured, non-interest bearing, and due on demand.

	d)	During the nine months ended September 30, 2011, the Company incurred $671,993 (2010 - $15,000) for bonuses (included in general and administrative expenses) for related party officers.

9.	Common Stock

	a)	On August 8, 2011, the Company increased the number of authorized common shares from 200,000,000 to 750,000,000.

	b)	During the nine months ended September 30, 2011, the Company issued 2,130,220 shares of common stock, pursuant to the exercise of stock options, for proceeds of $2,162,332.

	c)	During the nine months ended September 30, 2011, the Company issued 4,041,421 shares of common stock, pursuant to the exercise of common share purchase warrants, for gross proceeds of $12,124,264.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2011
(Expressed in US dollars)
(Unaudited)

10.	Stock Based Compensation

On June 15, 2011, the Company amended the 2005 Non-Qualified Stock Option Plan to increase the number of shares authorized for issuance under the plan from 10,000,000 to 30,000,000 and extend the plan termination date for an additional 10 years. No options shall be issued under the Stock Option Plan at a price per share less than the defined Market Price. On June 11, 2008, the Company modified the Stock Option Plan to define Market Price as the volume weighted average trading price of the Company’s common shares on the Toronto Stock Exchange or American Stock Exchange, now the NYSE Amex, whichever has the greater trading volume for the five trading days before the date of grant. At September 30, 2011, the Company had 19,950,360 shares of common stock available to be issued under the Stock Option Plan.

During the nine months ended September 30, 2011, the Company granted 1,979,500 stock options with immediate vesting to directors, officers, employees and consultants to acquire 1,045,000 common shares at an exercise price of $3.98 per share expiring in 5 – 10 years, 884,500 common shares at an exercise price of $3.21 per share for 10 years, and 50,000 common shares at $2.87 per share for 2 years. During the nine months ended September 30, 2011, the Company recorded stock-based compensation for the vested options of $5,060,501, as general and administrative expense.

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

The fair values of stock options granted were estimated at the date of grant using the Black-Scholes option- pricing model and the weighted average grant date fair values of stock options granted during the nine months ended September 30, 2011 and 2010 were $2.54 and $0.90 per share, respectively.

The weighted average assumptions used are as follows:

	Nine Months Ended
	September 30,	September 30,
	2011	2010

Expected dividend yield	0%	0%
Risk-free interest rate	1.83%	1.61%
Expected volatility	98%	107%
Expected option life (in years)	4.43	3.32

The total intrinsic value of stock options exercised during the nine months ended September 30, 2011 and 2010, was $6,753,095 and $nil respectively.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2011
(Expressed in US dollars)
(Unaudited)

10.	Stock Based Compensation (continued)

The following table summarizes the continuity of the Company’s stock options:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
		$		$
Outstanding, December 31, 2010	6,735,600	1.86	6.05	14,372,749
Granted	1,979,500	3.61
Exercised	(2,130,220)	1.02
Expired	(40,000)	0.65
Outstanding, September 30, 2011	6,544,880	2.67	6.68	595,754
Exercisable, September 30, 2011	6,544,880	2.67	6.68	595,754

A summary of the status of the Company’s non-vested options at September 30, 2011, and changes during the nine months ended September 30, 2011 are presented below:

		Weighted
		Average
	Number of	Grant Date
	Options	Fair Value
		$
Non-vested at December 31, 2010	75,000	1.16
Granted	1,979,500	2.54
Vested	(2,054,500)	2.49
Non-vested at September 30, 2011	–	–

As at September 30, 2011, there was no unrecognized compensation cost or non-vested stock option agreements.

11.	Stock Purchase Warrants

During the nine months ended September 30, 2011, 4,041,421 common share purchase warrants were exercised for gross proceeds of $12,124,264 and 183,579 common share purchase warrants expired, unexercised.

A summary of the changes in the Company’s common share purchase warrants is presented below:

		Weighted Average
	Number	Exercise Price
		$
Balance December 31, 2010	6,225,000	3.00
Exercised	(4,041,421)	3.00
Expired	(183,579)	3.00
Balance September 30, 2011	2,000,000	3.00

As at September 30, 2011, the following common share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

2,000,000	3.00	June 30, 2014

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2011
(Expressed in US dollars)
(Unaudited)

12.	Shareholder Rights Plan

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

13.	Commitments

a)

The Company has employment or consulting services agreements with each of its executives. Officers with contracts for services have notice requirements which permit pay in lieu of notice and all officers are due a termination payment following a change in control of the Company.

	b)	On September 18, 2008, the Company signed two mining lease agreements which require ten annual payments of $75,000. The first four payments have been made. Refer to Note 5(g).

	c)	Refer to Note 7 for commitments pertaining to mineral property reclamation surety deposits.

d)

On May 1, 2009, the Company agreed to pay an estimated cost of $202,987, subsequently revised to $163,107, for the Nichols Ranch Power Line Extension Project. As at September 30, 2011, $50,708 for engineering and design has been incurred and recorded as an expense and $112,399 has been paid as a deposit which will be reclassified as the Project is completed.

	e)	On May 19, 2010, the Company signed an office premises lease for a period of three years commencing September 1, 2010. Rent is approximately $48,074 (Cdn$50,604) per annum.

	f)	At September 30, 2011 the Company has construction purchase orders outstanding for approximately $3,200,000.

14.	Segment Disclosures

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

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2011
(Expressed in US dollars)
(Unaudited)

14.	Segment Disclosures (continued)

Financial statement information by operating segment is presented below:

	September 30, 2011			December 31, 2010
	Total	Uranerz	Arkose	Total	Uranerz	Arkose
	$	$	$	$	$	$
Assets	49,489,809	48,593,793	896,016	40,634,083	39,770,022	864,061

	For the			For the
	Nine Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2010
	Total	Uranerz	Arkose	Total	Uranerz	Arkose
	$	$	$	$	$	$

Net loss	(11,558,864)	(10,516,030)	(1,042,834)	(12,410,532)	(11,164,149)	(1,246,383)
Foreign exchange	(51,687)	(51,687)	–	(5,187)	(5,187)	–
Interest income	60,025	59,712	313	44,970	44,970	–
Depreciation	(158,618)	(158,618)	–	(146,286)	(146,286)	–

	For the			For the
	Three Months Ended			Three Months Ended
	September 30, 2011			September 30, 2010
	Total	Uranerz	Arkose	Total	Uranerz	Arkose

Net loss	(2,113,094)	(1,545,321)	(567,773)	(4,063,598)	(3,340,267)	(723,331)
Foreign exchange	(11,079)	(11,079)	–	(3,704)	(3,704)	–
Interest income	18,938	18,625	313	16,680	16,680	–
Depreciation	43,407	43,407	–	(51,127)	(51,127)	–

15.	Subsequent Events

a)	In October 2011 the Company approved an additional $4,900,000 of construction relating to its Nichols Ranch ISR Uranium Project.

b)

On October 5, 2011, the Ontario Securities Commission issued a final receipt for the Company’s Short Form Prospectus, which along with the Company’s S-3 Shelf Registration Statement under the Securities Act of 1933, as amended, declared effective by the Securities and Exchange Commission on October 3, 2011 (jointly the “2011 Prospectus”), allows the Company to offer and sell, from time to time over a twenty-five month period, up to US$100,000,000 in shares of the Company’s common stock, par value $0.001, warrants to purchase shares of the Company’s common stock, units of the Company, subscription receipts of the Company, and debt securities of the Company, or any combination thereof in one or more transactions under the 2011 Prospectus. The Company may also offer under the 2011 Prospectus any shares of common stock issuable upon the exercise of warrants or subscription receipts.

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

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the section titled "Risk Factors and Uncertainties" contained in our annual report on Form 10-K for the year ended December 31, 2010 and filed with the Securities and Exchange Commission on March 15, 2011. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

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

In July 2011 we received the final authorizations required to allow us to begin construction of our Nichols Ranch ISR Uranium Project. We commenced construction of the facility described below and related infrastructure immediately thereafter, with a target completion date of late 2012. At the Nichols Ranch ISR Uranium Project we expect to take our Nichols Ranch and Hank units into production of uranium concentrate, which can be sold directly to utilities for processing into fuel used in nuclear electrical generating facilities.

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

The mine plan for the Nichols Ranch ISR Uranium Project includes a central processing facility at our Nichols Ranch unit and a satellite ion exchange uranium concentrating facility at our Hank unit. The production level from these two units is planned to be in the range of 600,000 to 800,000 pounds per year (as U3O8). The central processing facility is licensed for a capacity of two million pounds per year of uranium (as U3O8) and is intended to process uranium-bearing well field solutions from Nichols Ranch, as well as uranium-loaded resin transported from the Hank satellite facility, plus uranium-loaded resin from any additional satellite deposits that may be developed on our other Powder River Basin properties. The Jane Dough unit is compatible with this plan. We believe this centralized design enhances the economics of our potential additional satellite projects by maximizing production capacity while minimizing further capital expenditures on processing facilities.

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

In anticipation of receiving all the approvals necessary to begin production, we commenced a marketing program for conditional sales of uranium from our Nichols Ranch ISR Uranium Project. In July of 2009 we announced that we entered into a sales agreement with Exelon Generation Company, LLC for the sale of uranium over a five year period at defined pricing. In August of 2009 we announced our second contract for the sale of uranium to a U.S. utility also over five years, with a pricing structure that contains references to both spot and long-term prices and includes floor and ceiling prices. These long-term contracts for the sale of uranium are with two of the largest nuclear utilities in the U.S. These two agreements do not individually represent a substantial portion of our targeted uranium production and our business is not substantially dependent on these agreements.

Our Powder River Basin properties include:

  our 100% owned properties that totaled 25,261 acres as of September 30, 2011; and
  our 81% interest in Arkose Mining Venture properties that totaled 62,153 acres as of September 30, 2011.

Our 100% owned properties are comprised of unpatented mineral lode claims, state leases and fee (private) mineral leases, summarized as follows:

		Number of Claims/
Property Composition	Ownership Interest (1)	Leases	Acreage
Unpatented Lode Mining Claims	100%	839	16,780
State Leases	100%	6	5,840
Fee (private) Mineral Leases	100%	41	2,641
Total			25,261

(1) Subject to various royalties.

Our 100% owned properties in the Powder River Basin include the following property units:

Property	No. Claims	Acreage

Jane Dough	22	440
Collins Draw	32	640
North Rolling Pin	54	1,080
Hank	66	1,320
Nichols Ranch	36	720
Willow Creek	11	220
West North-Butte	125	2,500
East Nichols	44	880
North Nichols	107	2,140
Reno Creek	13	260
TOTAL	510	10,200

The Arkose Mining Venture properties are comprised of unpatented lode mining claims, state leases and fee (private) mineral leases, summarized as follows:

		Number of Claims/
Property Composition	Ownership Interest (1)	Leases	Acreage
Unpatented Lode Mining Claims	81%	2,641	43,207
State Leases	81%	3	2,080
Fee (private) Mineral Leases	81%	65	16,866

Total			62,153

(1) Subject to various royalties.

Through a combination of claim staking, purchasing and leasing, we have also acquired interests in projects that lie within the Powder River Basin but outside of the project areas discussed above. These additional properties include the Verna Ann and Niles Ranch projects. However, due to our focus on other projects, we have not yet initiated exploration work on these projects.

Information regarding the location of and access to our Wyoming properties, together with the history of operations, present condition and geology of each of our properties, is presented in Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2010 under the heading “Description of Properties”, previously filed with the Securities and Exchange Commission on March 15, 2011.

During the third quarter of 2011 we:

  Commenced construction of the Nichols Ranch production facility;
  Installed 39 monitor wells at Nichols Ranch;
  Constructed a bulk cement silo and acquired ancillary service equipment;
  Purchased well field construction equipment;
  Hired four new employees for well field development at Nichols Ranch;
  Continued preparation of permit applications for a third mining unit;
  Continued our 2011 exploration program: drilled a total of 186 holes for a total of 140,000 feet, with three drill rigs;

  Issued 254,500 shares of common stock pursuant to the exercise of stock options, for proceeds of $347,725; and
  Dropped 254 unpatented mining claims for lack of economic potential, reducing carrying expenses by $35,560 per annum.

Our focus is on exploration in the Powder River Basin, construction of a processing facility and installation of the environmental monitor and production wells for the first well field of the Nichols Ranch ISR Uranium Project. Up to six drilling rigs will be engaged for installing monitor and production wells. For the remainder of the 2011drilling season we expect to finish the monitor well installation program (75 wells). Additional drill rigs and field employees will be added. Exploration activities will concentrate on our southern targets.

Subsequent Event

On October 5, 2011, the Ontario Securities Commission issued a final receipt for the Company’s Short Form Prospectus, which along with the Company’s S-3 Shelf Registration Statement under the Securities Act of 1933, as amended, declared effective by the Securities and Exchange Commission on October 3, 2011 (jointly the “2011 Prospectus”), allows the Company to offer and sell, from time to time over a twenty-five month period, up to US$100,000,000 in shares of the Company’s common stock, par value $0.001, warrants to purchase shares of the Company’s common stock, units of the Company, subscription receipts of the Company, and debt securities of the Company, or any combination thereof in one or more transactions under the 2011 Prospectus. The Company may also offer under the 2011 Prospectus any shares of common stock issuable upon the exercise of warrants or subscription receipts.

Financial Position

The Company's overall financial position is disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 15, 2011 and the unaudited consolidated Financial Statements at September 30, 2011 as provided herein under the section heading "Financial Statements" above.

Liquidity and Capital Resources

We are carrying out an exploration, environmental and mine design program with a budget of approximately $3,600,000 in 2011. This plan, plus general and administrative expenses of approximately $6,200,000, amounts to cash requirements of approximately $9,800,000 for the year ending December 31, 2011 as reported in Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2010 under the heading "Description of Properties", previously filed with the Securities and Exchange Commission. Mineral property acquisitions, dependent upon opportunities that may arise, and Nichols Ranch ISR Uranium Project capital costs will be additional expenditures. During the nine months ended September 30, 2011, mineral property expenditures incurred were $1,998,715 and $4,214,524 was incurred for Nichols Ranch capital assets.

At September 30, 2011 we had cash and short term securities of $41,030,981 and working capital of $40,346,000, as compared to cash and short term securities of $36,437,370 and working capital of $36,526,165 as at December 31, 2010. Our cash is invested in bank guaranteed savings accounts which are available on demand.

Net cash used in operating activities was $6,772,101 for the nine months ended September 30, 2011, compared to $8,562,245 for the corresponding period in 2010. The decrease in net cash used in operations of $1,790.144 resulted primarily from an increase in cash expenditures for general and administrative expenses of $1,183,464 and a decrease in mineral property expenditures of $3,557,218 over 2010. Net cash used to purchase property and equipment was $3,401,477 for the nine months ended September 30, 2011, compared to $143,387 used in the corresponding period in 2010. Asset acquisitions for Nichols Ranch accounted for most of the 2011 investment in property and equipment.

Net cash provided by financing activities amounted to $14,767,575 for the nine months ended September 30, 2011, from proceeds of issuance of common stock on the exercise of options and warrants, compared to $597,558 provided in the corresponding period in 2010. The $14,170,017 increase is almost all attributable to the issuance of common stock.

During the twelve-month period following the date of this quarterly report, we anticipate that we will not generate a significant amount of revenue. The Nichols Ranch ISR Uranium Project is expected to incur additional expenditures of approximately $30 million before it commences production in late 2012. Our exploration plans will be continually evaluated and modified as exploration and environmental results become available. General and administrative expenses, planning and environmental expenses are incurred throughout the year; most of our exploration expenditures are incurred during the nine-month period of March through November. Modifications to our plans will be based on many factors including results of exploration, assessment of data, weather conditions, exploration costs, the price of uranium and available capital. Further, the extent of exploration programs that we undertake will be partially dependent upon the amount of financing available to us.

To date, our primary source of funds has been equity investments, and this trend is expected to continue together with production related financing when we are in production. We believe we have sufficient cash to bring the Nichols Ranch ISR Uranium Project into production, continue our exploration and planning and to meet on-going operating expenses for the next twelve months, and beyond, as we scale our operations to the resources we have available. We anticipate that any additional funding may be in the form of equity financing from the sale of our common stock and the exercise of share purchase options or debt, depending on capital markets. Accordingly, in 2011, we increased the number of shares of common stock available for issuance upon exercise of options granted under our stock option plan from 10,000,000 to 30,000,000 and increased our authorized common shares from 200,000,000 to 750,000,000.

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

Results of Operations

Three-month period ended September 30, 2011 compared to three-month period ended September 30, 2010

Revenue and Operating Expenses

We have not earned any revenues to date and we anticipate that we will not generate any significant revenues during the twelve-month period following the date of this quarterly report.

We incurred total operating expenses of approximately $2,344,739 for the three-month period ended September 30, 2011, as compared to $4,330,149 for the corresponding period in 2010. The decrease of operating expenses in the amount of $1,985,410 was primarily attributable to a $2,059,823 decrease in mineral property expenses resulting from reduced exploration drilling and a 2010 geological data acquisition of $1,258,000.

We had no significant financing expense for the three-month periods ended September 30, 2011 and 2010. Our interest income of $18,938 for the three-month period ended September 30, 2011 was comparable to 2010. This income resulted from short term investments which are periodically adjusted to market.

Net loss for the three-month period ended September 30, 2011 was approximately $2,113,094, as compared to approximately $4,063,598 for the corresponding period in 2010.

Nine-month period ended September 30, 2011 compared to nine-month period ended September 30, 2010

We incurred total operating expenses of approximately $12,059,113 for the nine-month period ended September 30, 2011, as compared to $12,947,206 for the corresponding period in 2010. The decrease of operating expenses in the amount of $888,093 was primarily attributable to a $1,426,829 increase in stock-based compensation included in general and administrative expenses, a $1,183,464 increase in other general and administrative expenses arising from the growth of the Company’s activities offset by a $3,557,218 decrease in mineral property expenditures.

We had no significant financing expense for the nine-month periods ended September 30, 2011 and 2010. We earned $60,025 of interest income for the nine month period ended September 30, 2011 as compared to $44,970 for the corresponding period in 2010. This increase resulted from additional short term investments; interest rates have not changed.

Net loss for the nine-month period ended September 30, 2011 was approximately $11,558,864, as compared to $12,410,532 for the corresponding period in 2010, a decrease of $851,668. The net loss was affected by variation of operating expenses described above.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders except as disclosed in the unaudited Financial Statements at September 30, 2011. The Company has had no material changes to its off-balance sheet arrangements as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 15, 2011 and the unaudited Financial Statements at September 30, 2011 as provided herein under the section heading “Financial Statements” above.

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

Mineral property acquisition costs are expensed upon acquisition unless a property can be economically developed as a result of establishing proven and probable reserves and a bankable feasibility study. In the event that a mineral property is acquired through the issuance of the Company’s shares, the mineral property will be recorded at the fair value of the respective property or the fair value of common shares, whichever is more readily determinable.

When mineral properties are acquired under option agreements with future acquisition payments to be made at the sole discretion of the Company, those future payments, whether in cash or shares, are recorded only when the Company has made or is obliged to make the payment or issue the shares.

As of the date of this report, the Company has no capitalized mineral property expenditures.

Restoration and Reclamation Costs (Asset Retirement Obligations)

United States regulatory authorities require the Company to restore and reclaim its mine area after mining is completed. Pursuant to ASC 410, Asset Retirement and Environmental Obligations, the fair value of asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Upon initial recognition of a liability, the fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. Future reclamation and remediation costs are accrued based on management's best estimate at the end of each period of the costs expected to be incurred at each project.

Estimations and assumptions involved in using the expected present value technique to determine fair values are reviewed periodically.

Contractual Obligations

The Company has had no material changes to its contractual obligations as disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2011 and the unaudited Financial Statements at September 30, 2011 as provided herein under the section heading “Financial Statements” above.

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

Changes in Internal Control over Financial Reporting

During our most recently completed fiscal quarter ended September 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2011, no unregistered securities were sold.

Item 3. Defaults upon Senior Securities

None.

Item 4. (RESERVED)

None.

Item 5. Other Information

Mine Safety and Health Administration Regulations

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal quarter ended September 30, 2011, our United States properties were not subject to regulation by the Federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.

Item 6. Exhibits

The following exhibits are attached to this Quarterly Report on Form 10-Q:

Exhibit
Number	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws, as amended (1)

3.3	Articles of Amendment filed July 5, 2005 (2)

3.4	Articles of Amendment filed August 8, 2008(3)

3.5	Articles of Amendment filed July 8, 2009(4)

3.6	Articles of Amendment filed August 8, 2011(5)

4.1	Share Certificate (1)

4.2	Form of Lock-up Agreement(6)

4.3	Warrant Indenture, dated October 27, 2009(7)

10.1	2005 Stock Option Plan, as amended June 15, 2011(8)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Registrant’s Form SB-2 filed March 15, 2002
(2)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB filed April 14, 2006
(3)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed August 11, 2008
(4)	Previously filed as an exhibit to the Registrant’s Form S-3 filed July 9, 2009
(5)	Previously filed as an exhibit to the Registrant’s Form 8-K, filed August 12, 2011
(6)	Previously filed as an exhibit to the Registrant’s Form 8-K, filed October 22, 2009
(7)	Previously filed as an exhibit to the Registrant’s Form 8-K, filed October 27, 2009
(8)	Previously filed as an exhibit to the Registrant’s Form S-8, filed July 15, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URANERZ ENERGY CORPORATION

By: /s/ Benjamin Leboe	By: /s/ Glenn Catchpole

Benjamin Leboe, Senior Vice President, Finance and	Glenn Catchpole, President and Chief Executive
Chief Financial Officer	Officer, Director
(Principal Financial and Accounting Officer)	(Principal Executive Officer)

Date: November 9, 2011	Date: November 9, 2011