Form 10-K
period 2011-12-31
URANERZ ENERGY CORP.
filed 2012-03-14
CIK 1162324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to ___________________

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
Common Stock Purchase rights

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
Yes [   ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $210,620,856

The number of shares of the Registrant’s common stock outstanding as of March 12, 2012 was 77,149,074.

Documents Incorporated by Reference: To the extent herein specifically referenced in Part III, portions of the Registrant’s Definitive Proxy Statement on Schedule 14A for the 2011 Annual General Meeting of Shareholders are incorporated by reference herein.

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

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the section headings “Item 1. Description of the Business”, “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, we disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all the forward-looking statements contained in this Annual Report by the foregoing cautionary statements.

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

Our common stock is traded on the NYSE Amex Equities and the Toronto Stock Exchange under the symbol “URZ” and on the Frankfurt Stock Exchange under the symbol “U9E”.

History

Uranerz was relatively inactive from 1999 until 2005 when it acquired mineral prospecting permits in Saskatchewan, mineral licenses in Mongolia and mining claims and leases in Wyoming. The Company commenced exploration in 2005 and has continued through 2011. In 2007 we filed uranium mining applications for a project in Wyoming. In 2008 we sold our Mongolian properties and have terminated exploration in Saskatchewan. We continued to acquire additional mineral properties and conduct exploration drilling while pursuing mining permits in Wyoming. In 2011 we received regulatory approvals for the development of our first mine, the Nichols Ranch ISR Uranium Project, and construction is in progress with completion expected in the last half of 2012.

Our Business

We are a U.S.-based uranium company focused on achieving near-term commercial in-situ recovery (“ISR”) uranium production. ISR is a mining process that uses a “leaching solution” to dissolve uranium from sandstone uranium deposits; it is the generally accepted extraction technology used in the Powder River Basin area of Wyoming (ISR comprised 41% of world uranium production in 2010). We control a large strategic land position in the Pumpkin Buttes Uranium Mining District of the central Powder River Basin of Wyoming, U.S.A. Our management team has specialized expertise in the ISR uranium mining method, and a record of licensing, constructing, and operating ISR uranium projects.

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

The mine plan for the Nichols Ranch ISR Uranium Project now includes a facility at our Nichols Ranch unit and a second ion exchange uranium concentrating facility at our Hank unit. The initial production level from these two units is planned to be in the range of 600,000 to 1,100,000 pounds per year of uranium (as U3O8). The Nichols Ranch processing facility is licensed for a capacity of two million pounds per year of uranium (as U3O8) and is intended to process uranium-bearing well field solutions from Nichols Ranch and from any additional satellite deposits that may be developed on our other Powder River Basin properties.

In November 2011 we signed a processing agreement with Cameco Resources (“Cameco”), a wholly-owned Wyoming subsidiary of Cameco Corporation, the world’s largest publicly-traded uranium company. Under the agreement we will deliver uranium-loaded resin produced from the Company’s Nichols Ranch ISR Uranium Project to Cameco’s Smith Ranch Highland uranium mine for final processing into dried uranium concentrate packaged for shipping to a converter. The processing of Uranerz’ loaded resin at Cameco’s facility will not change the Company’s production plans as we will retain the regulatory and physical flexibility to install a full processing plant at the Nichols Ranch ISR mine at a later date. As a result of this agreement, Uranerz will only install the ion-exchange circuit and the well-field makeup circuit at this time at the Nichols Ranch central processing plant. Cameco’s Smith Ranch Highland mine is located in the Powder River Basin approximately 25 air miles south of Uranerz’ Nichols Ranch ISR Uranium Project. The Jane Dough unit is compatible with this plan.

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

Recent Corporate Developments

The following significant corporate developments occurred during our fiscal year ended December 31, 2011:

1. We issued 2,223,920 common shares upon the exercise of stock options for gross cash proceeds of $2,240,208;

2. We issued 4,041,421 common shares upon the exercise of common share purchase warrants for gross cash proceeds of $12,124,264;

3. We continued our exploration program in Wyoming – see details under the section heading “Item 2 – Description of Properties”

4. We received the licensing and permitting approvals necessary to construct and operate ISR uranium facilities on our Nichols Ranch and Hank units;

5. We continued the licensing and permitting process to construct and operate ISR uranium facilities on our Jane Dough unit;

6. We commenced construction of our Nichols Ranch ISR Uranium Project;

7. We increased the number of authorized common shares from 200 million to 750 million;

8. We continued drilling exploration/development activities on both our 100% owned properties and our Arkose properties, all in the Powder River Basin; and

9. We added eight new employees for our construction program.

Our focus during the fiscal year ended December 31, 2011was on exploration in the Powder River Basin, licensing the Jane Dough unit, construction of a processing facility and installation of the environmental monitor and production wells for the first well field at the Nichols Ranch ISR Uranium Project.

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

Segment Information

Segment information relating to the Company is provided in Note 15 to our financial statements under the section heading “Item 8. Financial Statements and Supplementary Data” below.

Employees

Currently we have twenty-three full-time employees, five full time operational consultants and one part-time operational consultant. We operate in established mining areas, which we believe have sufficient available personnel for our business plans.

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

Uranerz Energy Corporation
Investor Relations
Suite 1410 – 800 West Pender Street
Vancouver, BC, Canada V6C 2V6
Telephone: 1800 689 1659                Email: investor@uranerz.com

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

We were incorporated in 1999 and we began to implement our current business strategy in the uranium industry in the beginning of 2005. Our operating cash flow needs have been financed primarily through issuances of our common stock. As a result, we have little historical financial and operating information available to help you evaluate our performance.

Because the probability of an individual prospect ever having reserves is remote, our properties may not contain any reserves, and any funds spent on exploration may be lost.

We have no uranium producing properties and have never generated any revenue from our operations. Because the probability of an individual prospect ever having reserves is uncertain, our properties may not contain any reserves, and any funds spent on exploration may be lost. Notwithstanding our disclosures to Canadian authorities under National Instrument 43-101, we do not know with certainty that economically recoverable uranium exists on any of our properties. We may never discover uranium in commercially exploitable quantities and any identified deposit may never qualify as a commercially mineable (or viable) reserve. We will continue to attempt to acquire the surface and mineral rights on lands that we think are geologically favorable or where we have historical information in our possession that indicates uranium mineralization might be present.

The exploration and development of mineral deposits involves significant financial and other risks over an extended period of time, which even a combination of careful evaluation, experience and knowledge may not eliminate. While discovery of a uranium or precious or base metal deposit may result in substantial rewards, few properties which are explored are ultimately developed into producing mines. Major expenditures are required to establish reserves by drilling and to construct mining and processing facilities at a site. Our uranium properties are all at the exploration stage and do not contain any reserves at this time. It is impossible to ensure that the current or proposed exploration programs on properties in which the Company has an interest will result in the delineation of mineral deposits or in profitable commercial operations. Our operations are subject to the hazards and risks normally incident to exploration, development and production of uranium, precious and base metals, any of which could result in damage to life or property, environmental damage and possible legal liability for such damage. While we may obtain insurance against certain risks, the nature of these risks is such that liabilities could exceed policy limits or could be excluded from coverage. There are also risks against which we cannot insure or against which we may elect not to insure. The potential costs which could be associated with any liabilities not covered by insurance, or in excess of insurance coverage, or compliance with applicable laws and regulations may cause substantial delays and require significant capital outlays, adversely affecting our future earnings and competitive position and, potentially our financial viability.

We have a limited operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease exploration activities.

We were incorporated in 1999 and are engaged in the business of mineral exploration. We have not realized any revenue from our operations and have incurred losses since inception. We have a relatively limited exploration history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

Some, but not all, of our officers and directors have experience with exploring for, starting, and operating a mine. Because some of our officers and directors are inexperienced with exploring for, starting, and operating a mine, we may have to hire qualified persons to perform surveying, exploration, and water management of our properties. Some of our officers and directors have no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Their decisions and choices would typically take into account standard engineering or managerial approaches mineral exploration companies commonly use. However, our exploration activities, earnings and ultimate financial success could suffer irreparable harm due to certain of management’s decisions. As a result we may have to suspend or cease exploration activities, or any future warranted development activities.

Our future profitability will be dependent on uranium prices.

Because a significant portion of our anticipated revenues are expected to be derived from the sale of uranium, our net earnings, if any, can be affected by the long- and short-term market price of U3O8. Uranium prices are subject to fluctuation. The price of uranium has been and will continue to be affected by numerous factors beyond our control. With respect to uranium, such factors include the demand for nuclear power, political and economic conditions in uranium producing and consuming countries, uranium supply from secondary sources, uranium production levels and costs of production. Spot prices for U3O8were at $20.00 per pound U3O8 in December 2004, and then, to $35.25 per pound in December 2005 and $72.00 per pound in December 2006. During 2007 the spot price reached a high of $138.00 per pound. The spot price of U3O8was approximately $90.00 per pound in December 2007. The spot price declined during 2008, reaching a low of $44.00 per pound in October. In 2009, the spot price of U3O8had a high of $51.50 and a low of $42.00. In 2010 the spot price had a high of $62.50 and a low of $40.75. In 2011 the spot price had a high of $74.00 and a low of $48.00. The spot price of U3O8 was approximately $52.00 per pound and the long term price was approximately $61.00 per pound in December 2011.

Public acceptance of nuclear energy is uncertain.

The demand for uranium as a source of energy and growth in that demand is dependent on society’s acceptance of nuclear technology as a means of generating electricity. A major incident at a nuclear power plant anywhere in the world, such as that which occurred at Japan’s Fukushima Daiichi nuclear power station in March of 2011, following a major earthquake and tsunami, or an accident relating to the transportation of new or spent nuclear fuel, could negatively impact the continuing public acceptance of nuclear energy and the future prospects for nuclear power generation, which may have a material adverse effect on the nuclear industry and the results of the Company operations and revenues.

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

We own, lease, or have under option, mining claims, mineral claims or concessions and fee mineral leases which constitute our property holdings. The ownership and validity or title of unpatented mining claims and concessions are often uncertain and may be contested. We also may not have, or may not be able to obtain, all necessary surface rights to develop a property. We have not conducted title research in relation to many of our mining claims and concessions to ensure clean title. We cannot guarantee that title to our properties will not be challenged. Title insurance is generally not available for mineral properties and our ability to ensure that we have obtained secure claim to individual mineral properties or mining concessions may be severely constrained. Our mineral properties may be subject to prior unregistered agreements, transfers or claims, and title may be affected by, among other things, undetected defects. We may incur significant costs related to defending the title to our properties. A successful claim contesting our title to a property may cause us to compensate other persons or perhaps reduce our interest in the affected property or lose our rights to explore and, if warranted, develop that property. This could result in us not being compensated for our prior expenditures relating to the property. Also, in any such case, the investigation and resolution of title issues would divert our management's time from ongoing exploration and development programs.

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

Our Board of Directors includes seven individuals, two of whom are in operational management, that have technical or financial experience in placing mining projects into production. However, we may also be dependent upon using the services of appropriately experienced personnel or entering into agreements with other companies that can provide such expertise. We have contracted an experienced uranium producer to strip, elute, precipitate and drum our uranium resins to produce dried uranium concentrate for sale. The success of processing our uranium resins depends upon the contractor’s ability to provide services in accordance with the terms of our agreement.

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

Granting of options may negatively impact the value of our shares of common stock.

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

We have never paid a dividend to our shareholders, and we intend to retain our cash for the continued development of our business. We do not intend to pay cash dividends on our common stock in the foreseeable future. As a result, a return on investment will be solely determined by the ability to sell shares in a secondary market.

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

Since 2008 U.S. credit markets have experienced serious disruption due to government regulation, government inaction, deterioration in residential property values, defaults and delinquencies in the residential mortgage market (particularly, subprime and non-prime mortgages) and a decline in the credit quality of mortgage backed securities. These problems led to a loss of confidence in the broader U.S. and global credit and financial markets and resulting in the collapse of, and government intervention in, major banks, financial institutions and insurers and creating a climate of greater volatility, less liquidity, widening of credit spreads, a lack of price transparency, increased credit losses and tighter credit conditions. Various actions by the U.S. and foreign governments are targeting general conditions of the capital markets, financial instruments, banks, investment banks, insurers and other financial institutions to stabilize and improve the broader credit and stock markets. The general economic indicators, including low consumer sentiment, high unemployment and low economic growth indicate continued economic uncertainty.

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

ITEM 2. DESCRIPTION OF PROPERTIES

Overview

We are a near term exploration stage company engaged in the acquisition, exploration and, if warranted, development of uranium properties. "Uranium" used in this context refers to U3O8. U3O8, also called yellowcake, istriuranium octoxide produced from uranium ore and is the most actively traded uranium-related commodity.

We are focused on both the exploration and development of our properties in the Powder River Basin area of Wyoming. We are exploring these properties with the objective of assessing their viability for commercial ISR uranium mining. ISR is a low cost mining process that uses a “leaching solution” to extract uranium from sandstone uranium deposits.

Concurrent with our exploration activities, we are in the process of constructing a processing plant and first well field for the Nichols Ranch ISR Uranium Project. This construction began in early August 2011 after receiving our mine operating permits on two of our properties in the Powder River Basin area of Wyoming, known as the Nichols Ranch and Hank properties. We believe that these properties have the potential, based on data in our possession, of being developed into commercial ISR uranium mines. Our permits will allow us to produce uranium yellowcake concentrate, which can be sold directly to utilities for fuel used in nuclear electrical generating facilities. Because of the long lead times for environmental permitting of mining operations in North America, we filed applications to the State of Wyoming (WDEQ) and the US Nuclear Regulatory Commission (NRC) for permits for the Nichols Ranch Uranium ISR Project in December 2007. The status of our permitting activities is described more fully below under the heading “Nichols Ranch ISR Project”.

Our Wyoming properties, all in the Powder River Basin, totaling 87,414 acres include:

  100% owned properties, totaled 25,261 acres as of December 31, 2011;
  properties of Arkose Mining Venture, in which we hold an 81% interest, totaling 62,153 acres as of December 31, 2011.

We completed a substantial exploration program on our Powder River Basin properties in 2011. A total of 380 drill holes were completed in 2011, representing approximately 288,404 feet of drilling at an average depth of 755 feet per hole. Uranium trend holes and delineation holes were drilled utilizing two drill rigs and two electric log probing units.

The objective of the 2011 drilling program was to find previously unknown or little-known uranium mineralization trends and to delineate known trends, which would provide data for permitting and eventual production operations in favorably identified areas. During the 2011 drilling program, approximately 6.1 miles of uranium roll front trends were investigated.

Our plan of operations during 2012 is to:

  continue with our exploration of our Powder River Basin Properties as detailed below under “2012 Exploration/Development Program”
  complete construction of our Nichols Ranch ISR Uranium Project; and
  continue the permitting process for our Jane Dough property.

All of our projects are at the exploration, investigation and development stage and there can be no assurance that a commercially viable mineral deposit, or reserve, exists on any of our properties until appropriate exploratory and development work is done and results are assessed. Our economic, technical and legal feasibility of mining the Nichols Ranch ISR Uranium Project provides no assurance that it will result in a commercially viable mineral deposit.

Operations

Our exploration program in the Wyoming Powder River Basin is directed by Mr. Kurtis Brown, Senior Vice-President, Geology and Development and is supervised by Mr. George Hartman, our Executive Vice-President and Chief Operating Officer. We engage contractors to carry out our exploration programs under Mr. Brown’s supervision. Contractors that we plan to engage include drilling companies and geophysical logging companies, each according to the specific exploration program on each property.

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

Wyoming Properties

We have several properties in the Powder River Basins of Wyoming as shown in the map below:

Uranerz Energy Corporation – Wyoming Property Locations – December 2011

Source: Uranerz Energy Corporation 2011

Legend:
A – Powder River Basin Properties

We plan to maintain, explore and, if warranted, develop our properties in the Powder River Basin area of Wyoming.

Powder River Basin Properties

As of December 31, 2011, our Powder River Basin properties include both our 100% owned properties and those properties included within the Arkose Mining Venture. These principal properties comprise in total approximately 87,414 acres and consist of a combination of federal mining claims, state mineral leases and private fee mineral leases. A map showing the location of our 100% owned Powder River Basin and Arkose Mining Venture properties is provided below:

Uranerz Energy Corporation – Powder River Basin – December 2011

Source: Uranerz Energy Corporation 2011

An additional map showing the location of our properties within the general Powder Basin property area and our key property units is presented below:

Uranerz Energy Corporation – Powder River Basin – Property Units – December 2011

PROPERTY LEGEND
URANERZ ENERGY CORP.
ARKOSE MINING VENTURES
CAMECO RESOURCES
URANIUM ONE
IRIGARAY ISR PLANT
(WILLOW CREEK)
CHRISTENSEN RANCH ISR MINE
(WILLOW CREEK)
CAMECO NORTH-BUTTE
45N-77W
45N-76W
44N-77W
44N-76W
44N-75W
44N-74W
43N-77W
43N-76W
43N-75W
43N-74W
42N-77W
42N-76W
42N-75W
42N-74W
41N-77W
41N-76W
41N-75W
41N-74W
1
2
3
4
5
6
MOORE RANCH
RUTH ISR TEST MINE
6 Miles (10Km)
URANERZ PROJECTS
UNITS BEING PERMITTED =
1 NICHOLS RANCH
2 HANK
3 JANE DOUGH
4 RENO CREEK
5 WEST NORTH-BUTTE
6 NORTH ROLLING PIN

Source: Uranerz Energy Corporation 2011

Ownership Interests

Our ownership interests in the properties within the Powder River Basin are summarized as follows:

100% Owned Properties

Our 100% owned properties are comprised of unpatented lode mining claims, state leases and fee (private) mineral leases, as summarized as follows:

Property Composition	Ownership Interest (1)	Number of Claims / Leases	Acreage (Approximate)
Unpatented Lode Mining Claims	100%	839	16,780 acres
State Leases	100%	6	5,840 acres
Fee (private) Mineral Leases	100%	41	2,641 acres
Total			25,261 acres

(1) Subject to royalties, as discussed further below.

These 100% owned properties in the Powder River Basin include the following core property units:

Property	No. Claims	Approximate Acreage
Jane Dough	22	440
Collins Draw	32	640
North Rolling Pin	54	1,080
Hank	66	1320
Nichols Ranch	36	720
Willow Creek	11	220
West North-Butte	125	2,500
East Nichols	44	880
North Nichols	107	2,140
TOTAL	497	9,940

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

Arkose Mining Venture

The Arkose Mining Venture properties are comprised of unpatented mineral lode claims, state leases and fee (private) mineral leases, as summarized as follows:

Property Composition	Ownership Interest (1)	Number of Claims / Leases	Acreage (Approximate)
Unpatented Mineral Lode Claims	81%	2,641	43,207 acres
State Leases	81%	3	2,080 acres
Fee (private) Mineral Leases	81%	65	16,866 acres
Total			62,153 acres

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

The Venture Agreement provides that we, as manager, will have management and control over operations carried out by the Arkose Mining Venture. We are obligated to present proposed programs and budgets to the management committee of the Arkose Mining Venture on an annual basis. The proposed programs and budgets may include exploration programs, pre-feasibility studies, feasibility studies, development, mining, and expansion or modification of operation plans. Proposed programs and budgets are reviewed by the management committee appointed under the Arkose Mining Venture which includes at least two members from each company appointed by Uranerz and United Nuclear respectively. Unless otherwise provided in the Venture Agreement, the vote of the participant with a participating interest greater than 50% will determine decisions of the management committee. A participant may elect to participate in an approved program and budget either (i) in proportion to the participant’s respective interest in the Arkose Mining Venture, or (ii) not at all. In the event that a participant elects not to participate in a program and budget, then its participating interest in the Venture Agreement is subject to recalculation in accordance with the Venture Agreement to reflect the decision not to participate.

This overview of the Venture Agreement does not provide a full discussion of all terms and conditions of the Venture Agreement. Interested parties are encouraged to read the entire copy of the Venture Agreement that was filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 22, 2008.

The Arkose Mining Venture includes the following property units on which we have conducted exploration:

  South Doughstick
  Cedar Canyon
  East Buck
  South Collins Draw
  Sand Rock
  Little Butte
  House Creek
  Beecher Draw
  Lone Bull
  Kermit
  Monument
  Jane Dough
  Stage

Other Powder River Basin Projects

Through a combination of claim staking, purchasing, and leasing, we also have acquired interests in several projects that lie within the Powder River Basin but outside of the project areas discussed above. These properties include the Verna Ann, Niles Ranch, Reno Creek, and South Reno Creek projects which cover approximately 1,694 acres. In general, these projects are located in sandstone basins of Tertiary age with known uranium mineralization. However, due to our focused approach we have not yet initiated exploration work on these projects. Additional leasing in the Reno Creek Project has prompted us to acquire past exploration and development data for this area to support a National Instrument 43-101 report which was published on October 13, 2010. If warranted, environmental base line work may begin thereafter with the goal of submitting an environmental permit application for ISR facilities.

Forfeiture of certain Powder River Basin interests

During August 2011, we decided to forfeit our interests in certain mining claims in the Powder River Basin which we determined, based on the review, analysis and recommendations of our geological staff, did not merit further exploration and accordingly were no longer of strategic interest or value to the Company. The claims, which were forfeited, effective September 1, 2011, when the annual renewal fee would have become due, were comprised of: 38 claims in which we had held a 100% interest in the Divide project areas and 216 claims in the South Collins Draw, East Buck, Kermit, Little Butte, South Doughstick and Beecher Draw project areas, in which we held an 81% interest through the Arkose Mining Venture. We will continue to review our property portfolio and may decide to forfeit other interests in the future if we determine that they are no longer of strategic interest.

NI 43-101 Technical Reports

We have obtained technical reports on the following material properties:

Name of Report	Authors of Technical Report	Date of Report
Technical Report, Reno Creek Property, Campbell County, Wyoming, U.S.A.	TREC, Inc., 951 Werner Court Suite 395, Casper Wyoming 82601	October 13, 2010
Technical Report, North Rolling Pin Project, Campbell County, Wyoming, U.S.A.	TREC, Inc., 951 Werner Court Suite 395, Casper Wyoming 82601	June 4, 2010
Technical Report, Doughstick Project, Campbell County, Wyoming, U.S.A.	TREC, Inc., 951 Werner Court Suite 395, Casper Wyoming 82601	January 26, 2010
Technical Report, South Doughstick Property, Campbell and Johnson Counties, Wyoming, U.S.A.	TREC, Inc., 951 Werner Court Suite 395, Casper Wyoming 82601	February 25, 2010 (Amended) October 12, 2009
Technical Report, Nichols Ranch Property, Johnson and Campbell Counties, Wyoming, U.S.A.	Kurtis J. Brown, P.G., Senior Vice President, Uranerz Energy Corporation, 1701 East “E” Street, Casper Wyoming 82605	June 5, 2009
Technical Report - West North- Butte Satellite Properties, Campbell County, Wyoming, U.S.A.	TREC, Inc., 341 East “E” Street, Suite 200, Casper Wyoming 82601 Don R. Woody, P.G, Woody Enterprises, 9005 Sypes Canyon Road, Bozeman, Montana 58715	December 9, 2008
Preliminary Assessment – Nichols Ranch Uranium In-Situ Recovery Project, Powder River Basin, Wyoming, U.S.A	TREC, Inc., 341 East “E” Street, Suite 200, Casper Wyoming 82601	July 25, 2008
Technical Report – The Hank Unit Property, Campbell Country, Wyoming, U.S.A.	TREC, Inc., 341 East “E” Street, Suite 200, Casper Wyoming 82601 Don R. Woody, P.G, Woody Enterprises, 9005 Sypes Canyon Road, Bozeman, Montana 58715	May 1, 2008
Technical Report on the Arkose Mining Venture Project, Campbell and Johnson Counties, Wyoming, U.S.A.	TREC, Inc., 341 East “E” Street, Suite 200, Casper Wyoming 82601 Don R. Woody, P.G, Woody Enterprises, 9005 Sypes Canyon Road, Bozeman, Montana 58715	February 27, 2008

Cautionary Note to United States Investors

As a company listed on the TSX, we are required by Canadian law to provide disclosure in accordance with Canadian Securities Administrators’ National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”). This required disclosure includes the preparation and filing of technical reports on our material mineral properties with Canadian securities commissions under NI 43-101. These technical reports are furnished by us to the U.S. Securities and Exchange Commission (the "SEC") on Form 8-K in order to satisfy our “public disclosure” obligations under SEC Regulation FD and are not filed with the SEC. U.S. reporting requirements for disclosure of mineral properties, including disclosure required in this Annual Report on Form 10-K, are governed by the Industry Guide 7 ("SEC Guide 7") of the SEC. The standards of disclosure of mineral properties under NI 43-101 and SEC Guide 7 are substantially different. All mineral resources disclosed in our NI 43-101 technical reports referenced herein have been estimated in accordance with the definition standards on mineral resources and mineral reserves of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in NI 43-101. The terms "mineral reserve", "proven mineral reserve" and "probable mineral reserve" are Canadian mining terms as defined in accordance with NI 43-101. These definitions differ from the definitions in SEC Guide 7. Under SEC Guide 7 standards, a "final" or "bankable" feasibility study is required to report reserves, the three-year historical average commodity price is used in any reserve or cash flow analysis to designate reserves and the primary environmental analysis or report must be filed with the appropriate governmental authority.

The NI 43-101 technical reports referenced herein use the terms "mineral resource," "measured mineral resource," "indicated mineral resource" and "inferred mineral resource". We advise investors that these terms are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under SEC Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. Investors are cautioned not to assume that all or any part of a mineral deposit in these categories will ever be converted into SEC Guide 7 reserves. "Inferred mineral resources" have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of any mineral resource exists or is economically or legally mineable. Disclosure of "contained pounds" in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute "reserves" by SEC standards as in-place tonnage and grade without reference to unit measures.

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

Within the Hank Unit, we have 66 unpatented lode mining claims, two fee surface and mineral leases, and one surface use agreement. The Hank Unit permit boundary encompasses approximately 2,250 acres. Within the permit boundary, we have the right to mine approximately 1,393 acres of mineral rights. Of the 66 unpatented lode mining claims comprising the Hank Unit, 56 of the claims have a royalty interest burden, payable to Excalibur Industries, of 6 or 8 percent depending on the selling price of uranium. This royalty interest is based on uranium produced from these claims.

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

The Willow Creek property covers approximately 220 acres of land and is comprised of 11 unpatented lode mining claims and one surface use agreement, all of which unpatented lode mining claims are subject to a royalty interest burden, payable to Excalibur Industries, of 6 or 8 percent depending on the price of uranium.

Arkose Mining Venture

The Arkose Mining Venture properties consist of unpatented lode mining claims, fee mineral leases, and state mineral leases. The land surface consists of private, federal and state lands. There are 2,641 unpatented lode mining claims included in the Arkose Property which comprise 43,207 acres and 65 fee mineral leases and 3 state leases included in the Arkose Property which comprise 18,946 acres. All of the unpatented lode mining claims are owned by us subject to the beneficial interests of the participants in the Arkose Mining Venture.

Of the 2,641 unpatented lode mining claims, 750 unpatented lode mining claims have an overriding royalty interest burden of 0.25% . This overriding royalty interest is based on production of uranium on these claims.

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

Most of the above-mentioned unpatented lode claims are located on Stock Raising Homestead land where the U.S. government has issued a patent for the surface to an individual and reserved the minerals to the U.S. government subject to the location rights by claimants as set forth in the federal Mining Act of 1872.

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

The center of our properties (centered east-west) is approximately eight miles west of the junction of Wyoming Highways 50 and 387. The properties are accessible via two-wheel drive on existing county and/or private gravel and dirt roads. Accessibility for drilling at this time appears acceptable with the exception of very wet or snowy ground surface conditions. Road development and improvements may be required.

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

Geology

Our Powder River Basin properties encompass approximately 87,414 acres, and potential target mineralized zones are expected to occur throughout the properties. The potential target mineralization within the Powder River Basin properties is believed to be alteration-reduction trends hosted in the Eocene age channel sands that lie at depths of approximately 300 to 1,100 feet from the surface. Roll front deposits of uranium mineralized material are anticipated to occur within these properties. An alteration reduction trend is a natural chemical boundary trend line in a sandstone aquifer where reduced (non-oxidized) sand is in contact with altered (oxidized) sand. Uranium mineralization may be found along the trend line.

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

Exploration History

Our Powder River Basin properties are located within the Pumpkin Buttes Mining District which was the first commercial uranium production district in Wyoming. Uranium was first discovered in the Pumpkin Buttes in 1951. Intermittent production from some 55 small mines through 1967 produced 36,737 tons of ore containing 208,143 pounds of uranium. This early mining focused on shallow oxidized ores exploited by small open pit mines. The ore was generally transported to the Atomic Energy Commission buying station in Edgemont, South Dakota. Modern mining in the district has focused on deeper reduced ores. Uranium One’s Christensen Ranch (now called Willow Creek) and Irigaray ISR uranium mining areas and processing facilities are located within the Pumpkin Buttes Mining District, approximately 10 and 16 air miles, respectively, from the Arkose Property. These mines have completed successful ISR mining and aquifer restoration in the Wasatch formation.

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

In addition to CCI, other uranium exploration companies during the last forty years have controlled property either within or near our Powder River Basin properties. These included Kerr McGee, Conoco, Texaco, American Nuclear, Tennessee Valley Authority and Uranerz U.S.A., Inc. Uranium One NC (via subsidiary Cogema Resources Inc. (“Cogema”) and Power Resources Inc. d.b.a Cameco resources (a subsidiary of Cameco Corporation) have retained portions of their original land positions in the area. The mining claims and leases originally controlled by most of these companies were let go over the years due to market conditions. These property abandonments continued into 2004.

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

We drilled 61 exploratory holes and seven wells within the Hank Unit during 2006 and 2007 and eight additional wells in 2009. We drilled 257 exploration holes, including three core holes and three water wells at Nichols Ranch during 2006 and 2007 and 25 exploration holes and seven wells in 2009. There was no new drilling activity at Hank during 2010 and 2011.

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

Arkose Mining Venture

It is estimated that over 4,000 historic uranium exploration holes may have been drilled within the Arkose Property. This exploration was conducted by numerous exploration companies from the 1960s through the 1990s. Although this historic exploration data are known to exist, obtaining information on all but a handful (less than 50) of specific drill hole data, such as gamma, resistivity, and lithology logs, was not possible until 2010 when Uranerz acquired the Huber log library. Coal bed methane (“CBM”) exploration/production wells were drilled by numerous companies for development of CBM resources in the area. A total of approximately 1,250 CBM exploration/production wells have been drilled on or immediately adjacent to the Arkose Property. Most of this drilling was completed from 1,200 to 2,000 feet deep and is on-going. CBM exploration/production wells and their associated gamma logs are all drilled and logged through the uranium mineralization-bearing sand horizons. Utilizing the available uranium drill data and the CBM drill data base, we had a technical report prepared in February 2008 to independently address the geology and potential uranium mineralization within our mineral holdings on the Arkose Mining Venture. This technical report was prepared in accordance with Canadian National Instrument 43-101 requirements, as discussed above under “NI 43-101 Technical Reports”.

The NAMMCO Sellers commenced acquiring rights to the properties comprising the Arkose Property in 2005, and continued to do so through 2006 and 2007. On January 15, 2008, we completed the acquisition of an undivided 81% interest in the Arkose Property and formed the Arkose Mining Venture with the vendors of these properties, the NAMMCO Sellers, as described in greater detail above under “Arkose Mining Venture”.

Local Resources and Properties Infrastructure

Infrastructure at the site of the Powder River Basin properties is dominantly related to local oil, gas, and CBM exploration and development. Mineralized locations will affect future siting of well fields and processing facilities. Generally, the proximity of the Powder River Basin properties to paved roads will be beneficial with respect to transportation of equipment, supplies, personnel and product to and from the properties. Power transmission lines are located on or near parts of the Powder River Basin properties. We have secured power from the local electrical service provider to accommodate our needs. Water is available from wells developed at planned facility locations (potable) and water for in-situ recovery (“ISR”) operations will come from the operation itself, i.e. the extracted groundwater. Therefore, the basic infrastructure (power, water and transportation) required to support an ISR mining operation is located within reasonable proximity of the Powder River Basin properties.

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

We are currently developing our first ISR mining operation at Nichols Ranch.

Exploration Completed by Uranerz

2011 Drilling Program

During 2011 we were engaged in drilling exploration/development efforts on both our 100% owned Powder River Basin properties and on the Arkose Mining Venture Powder River Basin properties. The purpose of the 2011 drilling program was to find previously unknown or little-known uranium mineralization trends and to delineate known trends, which would provide data for permitting and eventual production operations in favorably identified areas. During the 2011 drilling program, approximately six miles of uranium roll front trends were investigated

On our 100% owned properties, 38 delineation holes were drilled on our Nichols Ranch property. The purpose of this drilling was for final delineation drilling in Production Area 2 prior to beginning the monitor well and production well installation in Production Area 1.

In addition to drilling at the Nichols Ranch property, 75 delineation drill holes were completed at our Collins Draw project southeast of Nichols Ranch. The target was the 100 Sand, the same as the Nichols Ranch trend. On the Arkose Mining Venture properties a total of 269 holes were drilled during 2011. The numbers were as follows: East Buck project 86 holes, Kermit project 99 holes, Cedar Canyon project 23 holes, Sand Rock Project 13 holes, and at the Monument project 48 holes. Drilling targets were mainly in the 100 Sand at Kermit and in the 70 and 80 Sands at Monument. Trends of mineralization were found in both the Kermit and Monument project areas. A total of six miles of roll front mineral trends were drilled in 2011.

2010 Drilling Program

During 2010, on Arkose Mining Venture properties, a total of 311 holes were drilled. At Arkose’s South Doughstick extension Property a total of 52 holes were drilled with targets in the 100 sand. At the Arkose Kermit project area 57 exploration holes were drilled in the 100 sand with mineralization found in pod like structures. Drilling was also conducted at the East Buck project area with 202 exploration holes drilled. Targets were in the 100 through the 130 sands.

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

At Arkose’s South Doughstick property 104 delineation drill holes were completed. Favorable mineralization led to the completion of an independent National Instrument 43-101 technical report dated October 12, 2009 and subsequently amended on February 25, 2010.

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

2011 Development Program

Installation of monitor wells at the Nichols Ranch project began in August, 2011 and in late 2011 production well installation began. Through December 31, 2011, a total of 71 monitor wells had been drilled. Production well installation began in the northwest portion of the well field in the ‘nose’ area of the mineral trend. Well field surface construction facilities were installed during the 4th quarter of 2011. These included a make-up water well for drill rigs, a truck turn-a-round / laydown area, and a cement silo and pad. Construction equipment purchased included a second cement truck, telescoping forklift, polyhose spooler, air compressor, and pump hose spooler. Eight new personnel, including a supervisor, were hired to conduct the work.

2012 Exploration/ Development Program

For 2012, the Arkose Mining Venture plans to utilize one drill rig and one company electric logging unit. Supervision in the field would be conducted by a Uranerz field geologist. The drilling is planned to concentrate on continued exploration for uranium in the Monument project area located in the southern portion of the Arkose property. Drilling in the southern area would be largely wide spaced holes to explore for and then bracket uranium trends encountered at depths up to 1000 feet.

During 2012, the plan for 100% Uranerz properties is for the installation of production wells at Nichols Ranch, Production Area 1 (PA#1). The plan calls for completion of PA#1 during 2012. This work will require up to six contract drill rigs; an existing company electric logging unit, a current staff of five and four new field personnel to conduct cementing, well equipment installation, and surface facilities installation.

It is estimated that one well pilot hole per two installed wells will be “Drilled Not Completed” (DNC) due to the irregular mineralization outline. These holes will be abandoned with cement using the company’s cementing unit.

The well field installation includes drilling, casing, cementing, well development, pump, wire, drop pipe, O2 system, and a weather enclosure. After the wells have their completion zones finished, a pump-pulling unit will install the production/monitor pumps. A total of 592 wells are planned to be installed including 252 injection wells, 240 recovery wells, and 241 DNCs.

Nichols Ranch ISR Uranium Project

The mine plan for the Nichols Ranch ISR Uranium Project includes a processing facility at our Nichols Ranch property and a second ion exchange facility at our Hank property. The initial production level from these two properties is planned to be in the range of 600,000 to 1,100,000 pounds per year (as U3O8). The processing facility is licensed for a capacity of two million pounds per year of uranium (as U3O8) and it is intended that it will process uranium-bearing well-field solutions from Nichols Ranch., Uranium-loaded resin from both Nichols and Hank will be transported to Cameco’s plant to complete the processing. The project received its regulatory approvals in 2011 and is under construction.

Preliminary Assessment

We obtained a preliminary assessment or scoping study of the Nichols Ranch Uranium In-Situ Recovery Project (“Project”) in July 2008. The preliminary assessment was prepared for us in accordance with the guidelines set forth under NI 43-101 and the Standards and Guidelines of the Canadian Institute of Mining, Metallurgy and Petroleum incorporated by reference therein for the submission of technical reports on mining properties. The purpose of the assessment was to perform a preliminary evaluation of the technical and economic viability of the Project using the most current scientific, engineering and cost information available. The preliminary assessment was prepared to support our development and licensing strategy for our Nichols Ranch and Hank properties. Investors are cautioned that this assessment was preliminary in nature and is not based on capital and operating costs estimates that are sufficiently refined to support a feasibility study evaluating the project.

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

Location of the Nichols Ranch ISR Uranium Project

The Nichols Ranch ISR Uranium Project would be on the properties comprising our Nichols Ranch ISR main unit and our Hank ISR satellite unit, as illustrated below:

Uranerz Energy Corporation – Nichols Ranch ISR Uranium Project Map – December 2011

44N-76W
HANK ISR SATELLITE UNIT
PERMIT BOUNDARY
NICHOLS RANCH ISR MAIN UNIT
PERMIT BOUNDARY
43N-76W
SCALE: 1"=6000'
0
6000'
12,000'
Uranerz
ENERGY CORPORATION
1701 EAST "E" STREET P.O. BOX 50850
CASPER, WYOMING, USA 82605-0850
PHONE 307.265.8900 FAX 307.265.8904
NICHOLS RANCH ISR PROJECT MAP
MARCH 2010
By: smf
Date: 3-2-2010
Datum: NAD27 UTM13
Revision Date:
Scale: 1"=6000'
Contour Interval:

Source: Uranerz Energy Corporation 2011

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

Mining Plan

In order to mine the uranium resources at the Project, infrastructure, including four well fields, a processing plant (the “Nichols Ranch PP”) and a second ion exchange (IX) plant (the “Hank Satellite Facility”) will need to be constructed. See “Nichols Ranch ISR Uranium Project” above. Well fields are designated areas above the mineralized zone that are sized to achieve the desired production goals. The piping/well system will inject water-leaching solution into the mineralized zone and recover the uranium-enriched water after it has flowed through the mineralization. The mineralized zone is the geological sandstone unit where the recovery solutions are injected and recovered in an in-situ recovery well field, and it is bounded between impermeable aquitards. Production areas are the individual areas that will be mined in the well field. The injection and recovery wells are completed in the mineralized zone intervals of the production sand.

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

The Nichols Ranch Unit is anticipated to include the Nichols Ranch PP and two production areas, PA#1 and PA#2. As the productivity or solution grade (uranium concentration in the lixiviant) of some patterns for PA#1 decrease below the economic limit, replacement patterns from PA#2 will be placed into operation in order to maintain the desired flow rate and solution grade at the processing plant. Eventually, all the patterns in PA#1 will reach their economic limit and all production flow in that area will cease. At that time, all production flow will be coming from PA#2 and restoration activities will commence at PA#1.

Each planned Nichols Ranch Unit production area includes a number of injection wells, recovery wells, monitoring wells, header houses and associated piping and power supply. Header houses will be located within the well field and will distribute recovered fluids from recovery wells to trunk lines, and injection fluids from the processing facility through the trunk lines to injection wells. The planned Nichols Ranch Unit (Production Areas 1 and 2) is anticipated to include the following:

  534 injection wells;

  403 recovery wells;

  126 monitoring wells; and

  15 header houses.

The planned Hank Unit will include a satellite IX facility and two production areas, P#1 and P#2. The Hank Unit production areas will follow a similar developmental, production, and restoration schedule as outlined above for the Nichols Ranch Unit production areas.

Each planned Hank Unit production area includes a number of injection wells, recovery wells, monitoring wells, header houses and associated piping and power supply. The planned Hank Unit is anticipated to include the following:

  168 injection wells;

  150 recovery wells;

  53 monitoring wells; and

  6 header houses.

Two Underground Injection Control (UIC) deep disposal wells will also be required, two at the Nichols Ranch Unit and two at the Hank Unit, for disposal of liquid wastes from well field bleed, processing plant operations and restoration.

Mine Planning and Permitting

We are proceeding with mine construction for the Nichols Ranch ISR Uranium Project that is initially sited on the Nichols Ranch property.

The primary regulatory approvals for an ISR uranium mine came from the WDEQ at the state level, and from the NRC at the federal level. The WDEQ issued a Permit to Mine, and the NRC issued a Material License. Both the state and federal agencies looked at all environmental aspects of a proposed ISR mine including reclamation of the land surface following mining operations, and restoration of impacted ground water. Work place safety and the safety of the public are also closely monitored by regulatory agencies. Posting of a reclamation bond by the mine operator with the regulatory agencies in an amount $6.8 million to cover the total estimated cost of reclamation by a third party was also a requirement of the licenses. The reclamation bond was provided in 2011.

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

Permits and Licenses for the Nichols Ranch ISR Project

Permit, License, or Approval Name	Agency	Status
Material License	NRC	Obtained
Permit to Mine (UIC Permit)	WDEQ-LQD	Obtained
Permit to Appropriate Groundwater	SEO	Obtained
Well field Authorization	WDEQ-LQD	Obtained
Deep Disposal Well Permits	WDEQ-WQD	Application in discussion
WYPDES	WDEQ- WQD	Obtained
11(e)2 Byproduct/Waste Disposal Agreement	N/A	In discussion
Permit to Construct Septic Leach Field	County	Obtained
Air Quality Permit	WDEQ-AQD	Obtained

Notes:	NRC - Nuclear Regulatory Commission
WDEQ-LQD - Wyoming Department of Environmental Quality Land Quality Division
WDEQ-WQD - Wyoming Department of Environmental Quality Water Quality Division
WDEQ-AQD - Wyoming Department of Environmental Quality Air Quality Division
WYPDES – Wyoming Pollution Discharge Elimination System
SEO - State Engineer's Office

2012 Plan of Operations for Powder River Basin Properties

During 2012, we plan to:

  continue with our exploration of our Powder River Basin Properties as outlined above under “2012 Exploration/Development Program”

  continue with our permitting and mine planning efforts, including proceeding with environmental studies and engineering and design, in connection with the an application to mine Jane Dough; and

  continue construction of our Nichols Ranch ISR Uranium Project.

All of our projects are at the exploration and development stage and there can be no assurance that a commercially viable mineral deposit, or reserve, exists on any of our properties until appropriate exploratory and development work is done and results are assessed. Further exploration will be required before a final evaluation as to the economic, technical and legal feasibility of mining of any of our exploration properties is determined. There is no assurance that further exploration will result in a final evaluation that a commercially viable mineral deposit exists on any of our mineral properties. We anticipate that we will require additional financing in order to pursue full development of these projects. We have sufficient financing to continue exploration and development of our mineral claims but there is no assurance that we will be able to obtain the necessary financing to conduct mining activities beyond those presently planned, if warranted. Because of the long lead times for environmental permitting of mining operations in North America, we have started to collected environmental baseline data and prepare the environmental permitting applications on a third property, Jane Dough, adjacent to Nichols Ranch, that has the potential, based on data in our possession, of being developed into a commercial in-situ recovery uranium mine. However, we have not at this stage completed any comprehensive feasibility study on this property demonstrating that it is commercially warranted. Proceeding with these advanced activities prior to completing detailed feasibility analysis adds risk to our plan of operations and we may incur costs which might not otherwise have been incurred.

Wyoming - Great Divide/Red Desert Properties

Our Great Divide Basin properties were not considered material and all were permitted to lapse in 2011.

Saskatchewan Canada

Our remaining claims expired on January 30, 2011. We have no other property interests in Saskatchewan.

Texas

Our Texas properties were not considered material property and all were permitted to lapse in 2011.

2012 Property Expenditures

Our cash expenditures in 2012, excluding capital assets and major property acquisitions, are estimated to be $10.1 million, as follows:

Exploration	$1,400,000
Environmental and land	$640,000
General and administrative expenses	$5,400,000
Operations	$2,700,000
$10,140,000

These estimates are subject to change. Capital costs and operating revenue, netting approximately $16 million are in addition. As of the date of this Annual Report, we believe we have sufficient financing to continue exploration, permitting and construction activities over the next twelve months.

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

ITEM 3A. EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information with respect to our current executive officers and key employees. The ages of the executive officers and key employees are shown as of December 31, 2011.

Name	Current Office with Company	Principal Occupation	Director/ Officer Since	Age
Glenn Catchpole	President and Chief Executive Officer; Director	President and Chief Executive Officer, Uranerz Energy Corporation	March 1, 2005	68
George Hartman	Executive Vice- President and Chief Operating Officer; Director	Executive Vice-President and Chief Operating Officer, Uranerz Energy Corporation	May 9, 2005	71
Dennis Higgs	Executive Chairman; Director	Executive Chairman, Uranerz Energy Corporation	May 26, 1999	53
Benjamin Leboe	Senior Vice-President, Finance and Chief Financial Officer	Chief Financial Officer of Uranerz Energy Corporation	May 23, 2006	66
Kurtis Brown	Senior Vice-President, Geology and Development	Senior Vice-President, Geology and Development of Uranerz Energy Corporation	March 8, 2007	61
Douglas Hirschman	Vice-President, Lands	Vice President, Lands of Uranerz Energy Corporation	December 6, 2007	59
Sandra MacKay	Senior Vice-President, Legal and Corporate Secretary	Senior Vice President, Legal and Corporate Secretary of Uranerz Energy Corporation	July 1, 2009	52

The following is a description of the business background of the executive officers of Uranerz Energy Corporation.

Mr. Glenn Catchpole was appointed to the Board and became our President on March 1, 2005. Mr. Catchpole is a licensed professional engineer who holds an M.S. in civil engineering from Colorado State University. He has been active in the uranium solution mining industry since 1978, holding various positions including well field engineer, project manager, general manager and managing director of several uranium solution mining operations.

In 1988 Mr. Catchpole joined Uranerz U.S.A., Inc. (controlled by a large German utility and unaffiliated with Uranerz Energy Corporation) and subsequently became Director of Regulatory Affairs, Environmental Engineering and Solution Mining for that company. Uranerz U.S.A., Inc. became the world’s third largest producer of uranium yellowcake in the late 1990s. Mr. Catchpole's responsibilities at Uranerz U.S.A., Inc. included the monitoring and oversight of the environmental and regulatory aspects of two large uranium mines in Canada, and the operational aspects of one uranium solution mine in the United States. In 1996 Mr. Catchpole was appointed General Manager and Managing Director of the Inkai uranium solution mining project located in the Republic of Kazakhstan (Central Asia). In 1998 Cameco Corporation acquired Uranerz U.S.A. Inc., and Mr. Catchpole continued his post at the Inkai Project as an employee of Cameco. Mr. Catchpole spent six years taking the Inkai project from acquisition through pre-feasibility study, joint venture formulation, government licensing, environmental permitting, design, construction and the first phase commercial demonstration start-up. The Inkai uranium project is now one of the largest ISR uranium mines in the world.

Following his departure from Cameco in 2002, Mr. Catchpole was an independent consulting engineer providing project management to the oil and gas, mining, and construction industries. Mr. Catchpole is experienced in all phases of project development including environmental permitting, procurement, scheduling, budgeting, and construction of infrastructure and main facilities. He has served on numerous mineral evaluation and due diligence teams.

In addition to his duties at Uranerz Energy Corporation, Mr. Catchpole is currently the president of the Uranium Producers of American (“UPA”) which is a trade association consisting of some 15 uranium companies and one U.S. conversion facility. The UPA works with US Congressmen and Senators, and federal agencies to promote disposition of the US government uranium stockpile in such a way as minimize the adverse impact on the uranium market.

Mr. George Hartman was appointed to the Board of Directors and the role of Vice-President, Mining on May 9, 2005 and subsequently appointed Executive Vice-President and Chief Operating Officer. He has thirty-eight years of experience in developing green field projects into mining production companies including both metals and industrial mineral projects. He has an M. S. degree in Mineral Economics (Colorado School of Mines) and a B. S. in Chemistry (University of Denver). Four process patents have been granted in his name. His experience includes thirty years managing several in-situ recovery uranium mines from green field exploration sites through commercial production.

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

From 1982 to 1989 Mr. Hartman was General Manager, In Situ Leach Projects, for Uranerz USA Inc.. During this period he managed the interests of all in-situ uranium projects which Uranerz USA owned including Ruth, Crow Butte, and North Butte. Under his management, Uranerz USA served as the contract operator for the successful test solution mining of the Christensen Ranch uranium property now owned by Uranium One and called Willow Creek. He was on the Uranerz USA Inc. acquisition team that studied potential uranium and precious and base metal properties in Nebraska, Colorado, Texas, New Mexico, Utah, California and Wyoming.

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

Also, previous to his work with Uranerz USA Inc., Mr. Hartman was the Texas Mines Manager for Wyoming Mineral Corporation (Westinghouse) from 1976 to 1979, where he was responsible for the management of two production in-situ uranium mines with ion exchange processing plants in Bruni, and Three Rivers, Texas (shipped dried yellowcake to the converter).

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

Mr. Kurtis Brown was appointed Senior Vice-President, Exploration in March 2007 and Senior Vice-President, Geology and Development in December 2011. Mr. Brown, a 35 year veteran in the mineral extraction industry, started his uranium geology career with the OPI-Western Joint Venture in Wyoming in 1977. Mr. Brown managed the daily operation of the well fields, and developed innovative methods for regulating flow balance, conducting well field maintenance, and performing well work-over. He also served as the designated mine site radiation safety officer. In the mid-1980s Mr. Brown assisted with the start-up of the Christensen Ranch ISR commercial uranium mine (now called Willow Creek) performing environmental permitting and compliance duties. Mr. Brown was also involved with aquifer restoration activities at the Irigaray ISR mine.

Mr. Brown joined Uranerz USA, Inc. in 1989 to conduct detailed feasibility studies for their proposed North Butte ISR mine. His work included well field geology, reserves estimation, design and selection of surface and down hole equipment, and cost analysis. He also conducted claims assessment drilling and assisted in the procurement of required state and federal mining permits. Prior to joining the Company full-time in 2007, Mr. Brown was a Company consultant, providing geology services including the acquisition evaluations of Great Divide and Powder River Basin projects.

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

Ms. Sandra MacKay was appointed our Vice-President, Legal and Corporate Secretary in July 2010 and Senior Vice-President, Legal and Corporate Secretary in December 2011. From July 2009 to June 2010 Ms. MacKay was Legal Counsel and Corporate Secretary of Uranerz. Ms. MacKay obtained her Bachelor of Laws in 1983 from the University of British Columbia. She practiced as a commercial and securities lawyer with a major Vancouver law firm before joining Chevron Canada Limited as in-house counsel. Ms. MacKay has over 20 years of experience working as counsel within business organizations in a variety of industries including petrochemical, engineering, and biotechnology. She previously acted as corporate counsel to QLT Inc., a Vancouver based dual listed (Nasdaq/TSX) international biotechnology company, and as Vice President and General Counsel to Aker Solutions Canada Inc., a Vancouver based international supplier of engineering technology which is part of the Aker group of Companies based in Oslo, Norway. Ms. MacKay has acted for both public and private companies on a wide variety of corporate-commercial transactions including acquisitions, licensing transactions, and joint ventures and has provided general counsel to her clients on various subject matters including securities law compliance, employment law, corporate governance and general corporate-commercial matters.

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

ITEM 4. MINE SAFETY DISCLOSURE

Mine Safety Disclosure

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977, are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended December 31, 2011, the Company had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

Period	High	Low
2011
Fourth Quarter	$ 2.30	$ 1.17
Third Quarter	$ 3.47	$ 1.36
Second Quarter	$ 3.53	$ 2.52
First Quarter	$ 5.93	$ 2.60

Period	High	Low
2010
Fourth Quarter	$ 4.13	$ 1.51
Third Quarter	$ 1.73	$ 0.87
Second Quarter	$ 1.99	$ 1.02
First Quarter	$ 2.24	$ 1.10

Period	High	Low
2009
Fourth Quarter	$ 2.39	$ 1.20
Third Quarter	$ 2.50	$ 1.40
Second Quarter	$ 2.21	$ 0.58
First Quarter	$ 1.10	$ 0.47

As of March 12, 2012, the closing bid quotation for our common stock was $2.54 per share as quoted by the NYSE Amex Equities.

As of March 12, 2011, we had 77,149,074 shares of common stock issued and outstanding, held by approximately 13,600 shareholders. Many shares are registered through intermediaries, making the precise number of shareholders difficult to obtain.

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

Repurchase of Securities

During 2011, neither the Company nor any affiliate of the Company repurchased shares of common stock of the Company registered under Section 12 of the Securities Exchange Act of 1934, as amended.

Equity Compensation Plan Information

As at December 31, 2011, we had one equity compensation plan under which our shares of common stock have been authorized for issuance to our officers, directors, employees and consultants, namely our 2005 Stock Option Plan. Our 2005 Stock Option Plan has been approved by our shareholders.

The following summary information is presented for our 2005 Stock Option Plan, as amended, as of December 31, 2011.

Number of Securities
	Number of Securities		Remaining Available
	to be Issued Upon	Weighted Average	for Future Issuance
	Exercise of	Exercise Price of	Under Equity
	Outstanding Options	Outstanding Options	Compensation Plans
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved By Security Holders	7,751,180	$2.54	18,680,360
Equity Compensation Plans Not Approved By Security Holders	Not Applicable	Not Applicable	Not Applicable

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

Shares Available under the Stock Option Plan

The total number of shares of the Company available for grants of stock options under the Stock Option Plan is 30,000,000 Common Shares, subject to adjustment as herein provided, which shares may be either authorized but unissued or reacquired Common Shares of the Company. If a stock option or portion thereof expires or terminates for any reason without having been exercised in full, the unpurchased shares covered by such nonqualified stock option shall be available for future grants of stock options under the Stock Option Plan. Shares issuable upon exercise of stock options have been registered under the U.S. Securities Act of 1933, as amended, pursuant to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 21, 2005.

Terms and Conditions of Stock Options

Stock options may be granted to any person who is performing or who has been engaged to perform services of special importance to management in the operation, development and growth of the Company. As of June 11, 2008 the option price of stock options is set at the weighted average closing market price for the five days preceding the grant. All stock options granted under the Stock Option Plan must be granted within twenty years of the date the plan was adopted and all granted stock options must be exercised within ten years of the date of grant. The Committee may grant stock options which vest in installment periods and may modify such periods to accelerate vesting. Stock options are evidenced by a form stock option agreement.

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

Recent Sales of Unregistered Securities

We did not sell any securities in 2011 that were not registered under the Securities Act of 1933, as amended.

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

Dollars and shares in thousands, except
per share amounts	2011	2010	2009	2008	2007

Operating expenses
Depreciation	$216	200	176	129	57
Reclamation accretion	$2	-	-	-	-
Foreign exchange	$50	6	3	(4)	24
General and administrative	$12,995	8,424	4,599	6,153	7,858
Mineral property expenditures	$2,506	6,662	4,778	30,505	7,008
Total operating expenses	$15,769	15,292	9,556	36,783	14,947
Gain on sale on investment securities	$-	-	-	-	-
Interest income	$79	52	155	610	710
Loss on settlement of debt	$-	-	-	-	-
Mineral property options received	$-	-	-	-	44
Gain (Loss) on discontinued operations	$-	-	-	977	(4)
Non-controlling interest - portion of net loss	$570	640	702	949
Net loss for the year	$15,120	14,600	8,699	34,247	14,197

Common stock data
Weighted average shares outstanding	75,981	64,433	57,060	52,263	38,438
Net loss per share – basic and diluted	$0.20	0.23	0.15	0.66	0.37

Total shares outstanding at December 31	77,087	70,821	64,195	55,452	39,224
Balance sheet data at December 31
Total assets	$48,649	40,634	30,810	22,866	12,216
Property, plant and equipment – net	$10,224	503	541	643	406
Working capital	$32,759	36,526	29,191	21,405	11,114
Total debt	$-	-	-	18	52
Common shareholders’ equity	$45,391	39,767	30,033	22,278	11,518
Cash flow data
Net cash used for operating activities	$8,765	10,897	8,170	14,182	9,259
Net cash used for (provided by) investing activities	$7,942	(6,904)	(11,590)	20,161	281
Net cash provided by financing activities	$14,915	20,004	16,184	23,821	8,590

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements for the three years ended December 31, 2011, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the section heading “Item 1A. Risk Factors” and elsewhere in this Annual Report. See section heading “Cautionary Statement Regarding Forward-Looking Statements”.

Overview

We are an exploration stage company engaged in the acquisition and exploration of uranium properties. We own interests in properties in Wyoming. We are principally focused on the exploration of our projects in the Powder River Basin area of Wyoming. We plan to maintain, explore and, when warranted, develop our projects in the Powder River Basin area of Wyoming.

In December 2007 we filed permit applications to mine two of our properties in the Powder River Basin area of Wyoming that we feel may have the potential, based on data in our possession, of being developed into commercial in-situ recovery uranium mines. These permit applications for our Nichols Ranch ISR Uranium Project were approved in 2011. Construction commenced in August 2011 with completion targeted for late 2012.

In support of our goals for 2011, we focused our efforts on the following six key operating priorities:

  Exploration in Wyoming

  Mine planning for our Nichols Ranch ISR Uranium Project

  Environmental and mine planning for additional permitting in the Powder River Basin, Wyoming

  Acquisition of properties and evaluation of uranium potential

  Investor relations and financing

  Construction of the Nichols Ranch ISR Uranium Project

Results of Operations

Twelve-month period ended December 31, 2011 compared to twelve-month period ended December 31, 2010

Revenue

We have not earned any revenues to date and we anticipate that we will not generate any revenues until late 2012.

Operating Expenses and Other Expenses (Income)

We incurred total operating expenses of $15,769,154 for the twelve-month period ended December 31, 2011, as compared to $15,291,692 for the corresponding period in 2010. Operating expenses in the amount of $6,299,188 were attributable to stock- based compensation, an increase of $2,553,023 while mineral property expenditures, for exploration and mine planning, declined $4,156,285 over 2010. Our general and administrative expenses, excluding stock based compensation, consisted primarily of payroll, consulting, investor relations and general overhead increased $2,018,586 over 2010 reflecting increased executive compensation, corporate affairs and growth in Casper operations to accommodate development of the Nichols Ranch ISR Uranium Project.

We earned $79,165 of interest income for the twelve-month period ended December 31, 2011 as compared to $52,290 for the corresponding period in 2010. This increase was due to additional short term investments. The non-controlling interest of our Arkose Mining Venture absorbed $570,423 of our 2011 net loss ($639,419 in 2010). Net loss attributable to the Company for the twelve-month period ended December 31, 2011 was $15,119,566, as compared to $14,599,983 in 2010.

Our 2011 Plan of Operations, described in our Form 10K filed March 15, 2011, outlined planned expenditures which were subsequently substantially incurred as expected. As we anticipated, our exploration expenses, excluding capital acquisitions, were reduced following the receipt of approvals for construction of the Nichols Ranch ISR Uranium Project in July 2011. Our general and administrative expenses continued to increase as we complied with our obligations to many stockholders as a reporting company under the Securities Exchange Act of 1934, as amended, listed on the NYSE Amex Equities and the Toronto stock exchanges. As anticipated, we did not earn any revenues during the 2011 fiscal year as we were engaged in exploration, permitting and development of our mineral properties.

Cash Used in Operating Activities

Net cash used in operating activities was $8,765,229 for the twelve-month period ended December 31, 2011, compared to $10,896,545 for the corresponding period in 2010. The decrease in net cash used in operations includes a decrease of $2,898,285 for mineral-related cash expenditures, an increase of $2,018,586 for general and administrative expenses and a decrease of $1,268,888 of operating assets and liabilities.

Cash Used in Investing Activities

We invested $7,941,910 in property, equipment and reclamation bonds in the twelve- month period ended December 31, 2011, compared to $1,863,353 the corresponding period in 2010.

Cash Provided by Financing Activities

Net cash provided by financing activities amounted to $14,914,514 for the twelve-month period ended December 31, 2011, primarily from warrants exercised for common stock, compared to $20,004,293 for the corresponding period in 2010.

Twelve-month period ended December 31, 2010 compared to twelve-month period ended December 31, 2009

Revenue

We did not earn any revenues in 2010.

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

Our interest expense for the twelve-month period ended December 31, 2010, imputed on an interest free loan, was $404 (2009 – $2,941). We earned $52,290 of interest income for the twelve-month period ended December 31, 2010 as compared to $155,402 for the corresponding period in 2009. This reduction was due to low rates of short term investments. The non-controlling interest of our Arkose Mining Venture absorbed $639,419 of our 2010 net loss ($701,972 in 2009). Net loss attributable to the Company for the twelve-month period ended December 31, 2010 was $14,599,983, as compared to $8,699,154 for the corresponding period in 2009, an increase of $5,900,829 (68%). This increase was largely due to the 2010 increase in operating expenses.

Our 2010 Plan of Operations, described in our Form 10K filed March 15, 2010, outlined planned expenditures which were subsequently substantially incurred as expected. Stock-based compensation was additional, non-cash, expenditure. As we anticipated, our exploration expenses, excluding property acquisitions, declined as a result of our planned development of our Nichols Ranch ISR Uranium Project. Project expenditures totaled $9,754,068 in 2011. Our general and administrative expenses continued to increase as we complied with our obligations to many stockholders as a reporting company under the Securities Exchange Act of 1934, as amended, listed on the NYSE Amex Equities and the Toronto stock exchanges. As anticipated, we did not earn any revenues during the 2011 fiscal year as we were engaged in exploration, permitting and development of our mineral properties.

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

Assets and Liabilities

We had total assets of $48,620,039 at December 31, 2011 compared to $40,648,543 at December 31, 2010, primarily cash accumulated from the sale of shares and investment in property plant and equipment. Prepaid expenses and deposits amounted to $3,749,971 at December 31, 2011 (2010 - $3,661,573), Property and Equipment was $469,934 compared to $503,129 at December 31, 2010. Construction in Progress was $9,754,067 at December 31, 2011. Our liabilities were $3,145,114 compared to $759,485 at December 31, 2010. Liabilities include due to related parties of` $71,340 (2010 - $49,186) and Asset Retirement Obligation of $339,564.

Liquidity and Capital Resources

Our operations are primarily financed by proceeds from issuances of common stock. Our cash and short term security position at December 31, 2011 was $34,644,745 compared to $36,437,370 as of December 31, 2010. We had working capital of $32,759,869 as of December 31, 2011, compared to working capital of $36,526,165 as of December 31, 2010.

Financings

During the year ended December 31, 2011, the Company:

1. Issued 4,041,421 shares of common stock upon the exercise of share purchase warrants for cash proceeds of $12,124,263.

2. Issued 2,223,920 shares of common stock upon the exercise of stock options for cash proceeds of $2,240,208.

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

2. Completed a public offering of 8,500,000 units, comprised of 8,500,000 common shares and 4,250,000 common share purchase warrants, at $2.00 per unit for gross proceeds of $17,000,000. Each warrant entitled the holder to purchase one common share for $3.00 for a period ending April 27, 2012.

Capital Requirements

Our cash position of $34,644,745 at December 31, 2011 is available for future operations. We estimate that our cash expenditures for operations over the next twelve months will be approximately $10.1 million as outlined below. Our estimated capital expenditures and revenue will net approximately an additional $16 million requirement. Therefore, we believe that we have sufficient capital to fund expenditures for operations over the next twelve months. Property acquisitions and operations beyond 2012 will be financed through cash on hand, cash flow from operations, debt and one or more equity issues. We expect to maintain our focus on exploration and mine development efforts in Wyoming.

Our plan of operation for the next twelve months is to continue with exploration and development of our Wyoming Powder River Basin properties. Our planned geological exploration programs are described in Item 2 of this Report. Our planned cash operating expenditures for the year ending December 31, 2011 for corporate expenses, exploration on our Wyoming mineral properties and general and administrative expenses are summarized as follows:

Category	Planned Cash Expenditures Over the Next Twelve Months
Exploration	$1,400,000
Environmental, production and well planning	$640,000
General and Administrative expenses	$5,400,000
Operations	$2,700,000
TOTAL	$10,140,000

In addition to our planned operating expenditures we may increase exploration expenditures and make additional property acquisitions beyond the above as opportunities arise. We plan to continue to develop our Nichols Ranch ISR Uranium Project. Our exploration and development plans will be continually evaluated and modified as exploration and permitting results become available. Modifications to our plans will be based on many factors, including: results of exploration, assessment of data, weather conditions, exploration costs, the price of uranium and available capital. Further, the extent of our operations and investment programs that we undertake will be dependent upon the amount of financing available to us.

We estimate that initial revenues will commence form the Nichols Ranch ISR Uranium Project in late 2012. We anticipate that funding to carry out our 2012 plans will be from existing resources, revenue and equity as considered necessary.

Future Financings

We may require additional financing to carry out an expanded program of exploration, mine planning and property acquisitions and development of the Nichols Ranch ISR Uranium Project during 2012. This may require debt financing and/or additional sales of our common stock in order to raise the funds necessary to pursue opportunities and to fund our working capital.

Issuances of additional shares would result in dilution to our existing shareholders. There is no assurance that we will be successful in completing any financings. Failure to obtain additional financing on a timely basis could require a reduced plan of operations and acquisitions beyond 2012.

As we expect our reliance on equity financings to continue into the future, the future market conditions will be critical for us to raise necessary funds to meet our capital requirements. If we are unable to obtain acceptable financing through equity investments, we will seek multiple solutions including, but not limited to, credit facilities or debenture issuances.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders. Our contingent liabilities are described in Note 13 of the audited consolidated financial statements following under the section heading “Item 8. Financial Statements and Supplementary Data”.

Contractual Obligations

Our contractual obligations extending beyond the fiscal year ended December 31, 2011 are described in Notes13 and 16 of the audited consolidated financial statements following under the section heading “Item 8. Financial Statements and Supplementary Data”.

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

Mineral Property Costs

The Company is primarily engaged in the acquisition, exploration and development of mineral properties with the objective of extracting minerals from these properties.

Mineral property exploration costs are expensed as incurred. Costs for acquired mineral property databases are similarly expensed upon acquisition. Capitalization of mine development costs that meet the definition of an asset begin once all operating mineralization is classified as proven and probable reserves, and a bankable feasibility study has been completed or the Company determines that a mine will be developed.

Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met and unless a property can be economically developed as a result of establishing proven and probable reserves, a bankable feasibility study and reasonably securing all operating permits. In the event that a mineral property is acquired through the issuance of the Company’s shares, the mineral property is recorded at the fair value of the respective property or the fair value of common shares and other instruments issued, whichever is more readily determinable.

When mineral properties are acquired under option agreements with future acquisition payments to be made at the sole discretion of the Company, those future payments, whether in cash, shares, or other instruments are recorded only when the Company has made or is obliged to make the payment or issue the shares or instruments.

As of the date of these financial statements, the Company has no capitalized mineral property expenditures except those related to the development of the Nichols Ranch ISR Uranium Project. During the year ended December 31, 2011, mineral property expenditures totaling $2,505,624 (2010 -$6,661,909, 2009 - $4,778,386) were expensed and construction in progress at Nichols Ranch totaled $9,754,067 at December 31, 2011 (2010 – Nil).

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

Upon initial recognition of a liability, the fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. Future reclamation and remediation costs are accrued based on management's best estimate at the end of each period of the costs expected to be incurred to remediate each project.

Estimations and assumptions used in applying the expected present value technique to determine fair values are reviewed periodically. At December 31, 2011, the Company had accrued $339,564 for restoration and reclamation obligations, of which $304,046 was added to construction in progress during the year ended December 31, 2011 and of which $33,000 was expensed prior to 2011.

Estimated site restoration costs for exploration activities are accrued when incurred. Costs for environmental remediation are estimated each period by management based on current regulations, actual expenses incurred, available technology and industry standards. Any charge in these estimates is included in exploration expense during the period and the actual restoration expenditure incurred is charged to the accumulated asset retirement obligation provision as the restoration work is completed. At December 31, 2011, the Company has recorded $50,160 (2010 – $78,084, 2009 – $75,540) for well reclamation obligations in accrued liabilities for which work is required as part of its ongoing exploration expenses.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not exposed to risks associated with commodity prices, interest rates and credit as of December 31, 2011. Commodity price risk is defined as the potential loss that we may incur as a result of changes in the fair value of uranium. Interest rate risk results from our debt and equity instruments that we issue to provide financing and liquidity for our business. Credit risk would arise from the extension of credit throughout all aspects of our business but is not yet significant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Uranerz Energy Corporation
(An Exploration Stage Company)

December 31, 2011

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders
Uranerz Energy Corporation
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Uranerz Energy Corporation as of December 31, 2011 and 2010 and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2011 and accumulated from May 26, 1999 (Date of Inception) to December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Uranerz Energy Corporation as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 and accumulated from May 26, 1999 (Date of Inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2012 expressed an unqualified opinion thereon.

/s/ "Manning Elliott LLP"

CHARTERED ACCOUNTANTS

Vancouver, Canada

March 12, 2012

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	December 31,	December 31,
	2011	2010
	$	$

ASSETS

Current Assets

Cash	34,644,745	36,437,370
Prepaid expenses and deposits (Note 6(a))	890,848	816,269
Other current assets	29,826	32,011

Total Current Assets	35,565,419	37,285,650

Prepaid Expenses and Deposits (Note 6(a))	816,016	825,583
Mineral Property Reclamation Surety Deposits (Note 8)	2,043,107	2,019,721
Property and Equipment (Note 3)	469,934	503,129
Construction in Progress (Note 4)	9,754,067	–

Total Assets	48,648,543	40,634,083

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	1,507,968	93,115
Accrued liabilities (Note 6(b))	1,226,242	617,184
Due to related parties (Note 7(b) &(c))	71,340	49,186

Total Current Liabilities	2,805,550	759,485

Asset Retirement Obligation (Note 8)	339,564	–

Total Liabilities	3,145,114	759,485

Commitments and Contingencies (Notes 5 and 13)
Subsequent Events (Note 16)

Stockholders’ Equity Preferred Stock, 10,000,000 shares authorized, $0.001 par value; No shares issued and outstanding	–	–

Common Stock, 750,000,000 shares authorized, $0.001 par value; 77,086,774 and 70,821,433 shares issued and outstanding, respectively	77,087	70,821

Additional Paid-in Capital	143,876,826	123,138,957

Deficit Accumulated During the Exploration Stage	(98,562,700)	(83,443,134)

Total Stockholders’ Equity	45,391,213	39,766,644

Non-controlling Interest	112,216	107,954

Total Equity	45,503,429	39,874,598

Total Liabilities and Stockholders’ Equity	48,648,543	40,634,083

(The accompanying notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)

	Accumulated From
	May 26, 1999
	(Date of Inception)	Years Ended
	to December 31,	December 31,
	2011	2011	2010	2009
	$	$	$	$

Revenue	–	–	–	–

Expenses
Depreciation	793,425	215,740	200,266	175,877
Accretion expense (Note 8)	2,518	2,518	–	–
Foreign exchange	82,495	49,610	5,464	2,868
General and administrative (Note 10)	50,492,217	12,995,662	8,424,053	4,599,397
Mineral property expenditures	53,122,551	2,505,624	6,661,909	4,778,386
Total Operating Expenses	104,493,206	15,769,154	15,291,692	9,556,528
Operating Loss	(104,493,206)	(15,769,154)	(15,291,692)	(9,556,528)
Other Income (Expense)
Gain on sale of investment securities	79,129	–	–	–
Interest income	2,018,924	79,165	52,290	155,402
Loss on settlement of debt	(132,000)	–	–	–
Mineral property option payments received	152,477	–	–	–
Total Other Income	2,118,530	79,165	52,290	155,402
Loss from continuing operations	(102,374,676)	(15,689,989)	(15,239,402)	(9,401,126)

Discontinued operations
Loss from discontinued operations	(28,732)	–	–	–
Gain on disposal of discontinued operations	979,709	–	–	–
Gain on Discontinued Operations	950,977	–	–	–
Net Loss	(101,423,699)	(15,689,989)	(15,239,402)	(9,401,126)
Net loss attributable to non-controlling interest	2,860,999	570,423	639,419	701,972
Net loss Attributable to the Company	(98,562,700)	(15,119,566)	(14,599,983)	(8,699,154)
Amounts attributable to Company stockholders
Loss from continuing operations	(99,513,677)	(15,119,566)	(14,599,983)	(8,699,154)
Gain on discontinued operations	950,977	–	–	–
Net loss attributable to the Company	(98,562,700)	(15,119,566)	(14,599,983)	(8,699,154)
Net Loss Per Share – Basic and Diluted		(0.20)	(0.23)	(0.15)

Weighted Average Number of Shares Outstanding		75,981,000	64,433,000	57,060,000

(The accompanying notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)

	Accumulated From
	May 26, 1999
	(Date of Inception)	Years Ended
	to December 31,	December 31,
	2011	2011	2010	2009
	$	$	$	$
Operating Activities
Net loss	(101,423,699)	(15,689,989)	(15,239,402)	(9,401,126)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	793,425	215,740	200,266	175,877
Accretion expense	2,518	2,518	–	–
Equity loss on investment	74,617	–	–	–
Gain on disposition of discontinued operations	(979,709)	–	–	–
Gain on sale of investment securities	(79,129)	–	–	–
Loss on settlement of debt	132,000	–	–	–
Non-cash mineral property option payment	(37,500)	–	–	–
Shares issued to acquire mineral properties	19,105,000	–	–	–
Warrants issued for mineral property costs	1,258,000	–	1,258,000	–
Stock-based compensation	26,664,526	6,299,188	3,746,165	922,265
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(1,700,627)	(65,012)	(908,009)	(92,628)
Other current assets	(29,801)	2,185	(8,302)	(13,440)
Accounts payable and accrued liabilities	1,288,954	447,987	60,471	234,154
Due to related parties	542,099	22,154	(5,734)	4,921
Net Cash Used in Operating Activities	(54,389,326)	(8,765,229)	(10,896,545)	(8,169,977)
Investing Activities
Reclamation surety deposits	(2,043,107)	(23,386)	(1,700,938)	(379)
Acquisition of subsidiary, net cash paid	(48)	–	–	–
Proceeds from sale of marketable securities	20,548,664	–	8,766,943	11,665,092
Investment in property and equipment	(8,900,922)	(7,918,524)	(162,415)	(74,284)
Purchase of investment securities	(20,432,035)	–	–	–
Disposition of subsidiary	905,092	–	–	–
Net Cash Used In Investing Activities	(9,922,356)	(7,941,910)	6,903,590	11,590,429
Financing Activities
Repayment of loan payable	(98,414)	–	(18,079)	(34,067)
Advances from related party	10,700	–	–	–
Contributions from non-controlling interest	2,973,216	574,686	692,852	686,908
Proceeds from issuance of common stock	100,578,063	14,364,471	20,506,915	17,166,125
Share issuance costs	(4,507,138)	(24,643)	(1,177,395)	(1,634,628)
Net Cash Provided By Financing Activities	98,956,427	14,914,514	20,004,293	16,184,338
Increase In Cash	34,644,745	(1,792,625)	16,011,338	19,604,790
Cash - Beginning of Period	–	36,437,370	20,426,032	821,242
Cash - End of Period	34,644,745	34,644,745	36,437,370	20,426,032
Non-cash Investing and Financing Activities
Sale of 60% of subsidiary for interest in mineral property	774,216	–	–	–
Investment securities received as a mineral property option payment	37,500	–	–	–
Purchase of equipment with loan payable	98,414	–	–	–
Stock options issued for construction in progress	105,119	105,119	–	–
Common stock issued to settle debt	744,080	–	–	–
Warrants issued for mineral property costs	1,258,000	–	1,258,000	–
Common stock issued for mineral property costs	19,105,000	–	–	–
Supplemental Disclosures
Interest paid	12,608	424	404	2,941
Income taxes paid	–	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statement of Stockholders’ Equity
For the Period from May 26, 1999 (Date of Inception) to December 31, 2011
(Expressed in US dollars)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the	Non-
	Common Stock		Paid-in	Comprehensive	Development	Controlling
	Shares	Amount	Capital	Income	Stage	Interest	Total
	#	$	$	$	$	$	$
Balance, May 26, 1999 (Date of inception)	–	–	–	–	–	–	–
Net loss for the period	–	–	–	–	(2,465)	–	(2,465)
Balance, December 31, 1999	–	–	–	–	(2,465)	–	(2,465)
Net loss for the year	–	–	–	–	–	–	–
Balance, December 31, 2000	–	–	–	–	(2,465)	–	(2,465)
Shares issued for cash at $0.001 per share	1,500,000	1,500	–	–	–	–	1,500
Shares issued for cash at $0.01 per share	2,500,000	2,500	22,500	–	–	–	25,000
Shares issued to acquire mineral property interest at $0.01 per share	1,500,000	1,500	13,500	–	–	–	15,000
Shares issued for cash at $0.35 per share	90,500	91	31,584	–	–	–	31,675
Net loss for the year	–	–	–	–	(47,158)	–	(47,158)
Balance, December 31, 2001	5,590,500	5,591	67,584	–	(49,623)	–	23,552
Shares issued for cash at $0.35 per share	50,000	50	17,450	–	–	–	17,500
Net loss for the year	–	–	–	–	(51,671)	–	(51,671)
Balance, December 31, 2002	5,640,500	5,641	85,034	–	(101,294)	–	(10,619)
Net loss for the year	–	–	–	–	(26,916)	–	(26,916)
Balance, December 31, 2003	5,640,500	5,641	85,034	–	(128,210)	–	(37,535)
Net loss for the year	–	–	–-	–	(20,096)	–	(20,096)
Balance, December 31, 2004	5,640,500	5,641	85,034	–	(148,306)	–	(57,631)
Shares issued for cash at $0.10 per share	6,959,500	6,959	688,991	–	–	–	695,950
Shares issued for cash at $0.40 per unit	5,420,000	5,420	2,162,580	–	–	–	2,168,000
Share issuance costs	–	–	(43,987)	–	–	–	(43,987)
Shares issued to settle debt	200,000	200	211,800	–	–	–	212,000
Shares issued for compensation to related parties at a fair value of $1.01 per share	3,775,000	3,775	3,808,975	–	–	–	3,812,750
Net loss for the year	–	–	–	–	(5,002,225)	–	(5,002,225)
Balance, December 31, 2005	21,995,000	21,995	6,913,393	–	(5,150,531)	–	1,784,857

(The accompanying notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity
For the Period from May 26, 1999 (Date of Inception) to December 31, 2011
(Expressed in US dollars)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the	Non-
	Common Stock		Paid-in	Comprehensive	Development	Controlling
	Shares	Amount	Capital	Income	Stage	Interest	Total
	#	$	$	$	$	$	$

Balance, December 31, 2005	21,995,000	21,995	6,913,393	–	(5,150,531)	–	1,784,857
Shares issued for cash at $1.00 per share	7,245,000	7,245	7,237,755	–	–	–	7,245,000
Shares issued for cash at $1.75 per share	2,142,200	2,142	3,746,708	–	–	–	3,748,850
Share issuance costs	–	–	(516,964)	–	–	–	(516,964)
Shares issued for finders fees	238,498	238	277,460	–	–	–	277,698
Shares issued upon the exercise of warrants	2,700,000	2,700	1,774,550	–	–	–	1,777,250
Shares issued for services at $0.91 per share	100,000	100	90,900	–	–	–	91,000
Shares and options issued to settle debt	139,640	140	129,690	–	–	–	129,830
Fair value of stock options granted	–	–	4,124,025	–	–	–	4,124,025
Foreign currency translation adjustments	–	–	–	542	–	–	542
Net loss for the year	–	–	–	–	(6,548,901)	–	(6,548,901)
Balance, December 31, 2006	34,560,338	34,560	23,777,517	542	(11,699,432)	–	12,113,187
Shares issued upon the exercise of warrants	4,481,749	4,482	8,312,196	–	–	–	8,316,678
Shares issued upon the exercise of options	182,000	182	287,918	–	–	–	288,100
Fair value of stock options granted	–	–	4,997,753	–	–	–	4,997,753
Foreign currency translation adjustments	–	–	–	(61)	–	–	(61)
Net loss for the year	–	–	–	–	(14,197,366)	–	(14,197,366)
Balance, December 31, 2007	39,224,087	39,224	37,375,384	481	(25,896,798)	–	11,518,291
Shares issued to acquire mineral properties	5,750,000	5,750	19,084,250	–	–	–	19,090,000
Shares issued upon the exercise of warrants	96,100	96	240,154	–	–	–	240,250
Shares issued upon the exercise of options	356,300	356	304,669	–	–	–	305,025
Shares issued pursuant to private placement	9,865,000	9,865	23,666,135	–	–	–	23,676,000
Shares issued to settle debt	160,900	161	402,089	–	–	–	402,250
Share issuance costs	–	–	(1,387,219)	–	–	–	(1,387,219)
Fair value of stock options granted	–	–	2,681,417	–	–	–	2,681,417
Foreign currency translation adjustments	–	–	–	(481)	–	–	(481)
Net loss for the year	–	–	–	–	(34,247,199)	(949,185)	(35,196,384)
Contribution from non-controlling interest	–	–	–	–	–	1,018,770	1,018,770
Balance, December 31, 2008	55,452,387	55,452	82,366,879	–	(60,143,997)	69,585	22,347,919
Shares issued upon the exercise of options	242,500	243	165,882	–	–	–	166,125
Shares issued pursuant to public offering	8,500,000	8,500	16,991,500	–	–	–	17,000,000
Share issuance costs	–	–	(1,634,628)	–	–	–	(1,634,628)
Fair value of stock options granted	–	–	922,265	–	–	–	922,265
Net loss for the year	–	–	–	–	(8,699,154)	(701,972)	(9,401,126)
Contribution from non-controlling interest	–	–	–	–	–	686,908	686,908
Balance, December 31, 2009	64,194,887	64,195	98,811,898	–	(68,843,151)	54,521	30,087,463

(The accompanying notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statement of Stockholders’ Equity
For the Period from May 26, 1999 (Date of Inception) to December 31, 2011
(Expressed in US dollars)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development	Non-Controlling
	Shares	Amount	Capital	Stage	Interest	Total
	#	$	$	$	$	$

Balance, December 31, 2009	64,194,887	64,195	98,811,898	(68,843,151)	54,521	30,087,463
Fair value of stock options granted	–	–	3,746,165	–	–	3,746,165
Fair value of warrants issued for mineral
property costs	–	–	1,258,000	–	–	1,258,000
Shares issued upon the exercise of options	454,100	454	431,461	–	–	431,915
Shares issued upon the exercise of warrants	25,000	25	74,975	–	–	75,000
Shares issued pursuant to public offering	6,147,446	6,147	19,993,853	–	–	20,000,000
Share issuance costs	–	–	(1,177,395)	–	–	(1,177,395)
Net loss for the year	–	–	–	(14,599,983)	(639,419)	(15,239,402)
Contribution from non-controlling interest	–	–	–	–	692,852	692,852
Balance, December 31, 2010	70,821,433	70,821	123,138,957	(83,443,134)	107,954	39,874,598
Fair value of stock options granted	–	–	6,404,307	–	–	6,404,307
Shares issued upon the exercise of options	2,223,920	2,224	2,237,984	–	–	2,240,208
Shares issued upon the exercise of warrants	4,041,421	4,042	12,120,221	–	–	12,124,263
Share issuance costs	–	–	(24,643)	–	–	(24,643)
Contribution from non-controlling interest	–	–	–	–	574,685	574,685
Net loss for the year	–	–	–	(15,119,566)	(570,423)	(15,689,989)
Balance, December 31, 2011	77,086,774	77,087	143,876,826	(98,562,700)	112,216	45,503,429

(The accompanying notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2011
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

The preparation of these consolidated statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to useful life and recoverability of long-lived assets, stock-based compensation, asset retirement obligations, deferred income tax asset valuations and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents.

	d)	Property and Equipment

Property and equipment consists of computers, office equipment, field equipment and construction in progress. These assets are recorded at cost and, when ready for use, are depreciated on a straight-line basis over their estimated lives.

	e)	Financial Instruments/Concentrations

The Company’s financial instruments consist principally of cash and accounts payable. The Company believes that the recorded values of all of the Company’s other financial instruments approximate their current fair values because of their nature and relatively short maturity dates or durations.

	f)	Mineral Property Costs

The Company is primarily engaged in the acquisition, exploration and development of mineral properties with the objective of extracting minerals from these properties.

Mineral property exploration costs are expensed as incurred. Costs for acquired mineral property databases are similarly expensed upon acquisition. Capitalization of mine development costs that meet the definition of an asset commence once all operating mineralization is classified as proven and probable reserves, and a bankable feasibility study has been completed or the Company determines that a mine will be developed.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2011
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	f)	Mineral Property Costs (continued)

Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met and unless the Company determines a property can be economically developed as a result of establishing proven and probable reserves, a bankable feasibility study and reasonably securing all operating permits. In the event that a mineral property is acquired through the issuance of the Company’s shares, the mineral property is recorded at the fair value of the respective property or the fair value of common shares and other instruments issued, whichever is more readily determinable.

When mineral properties are acquired under option agreements with future acquisition payments to be made at the sole discretion of the Company, those future payments, whether in cash, shares, or other instruments are recorded only when the Company has made or is obliged to make the payment or issue the shares or instruments.

As of the date of these financial statements, the Company has capitalized mineral property construction in progress expenditures of $9,754,067 (2010 – Nil). During the year ended December 31, 2011, mineral property expenditures totalling $2,505,624 (2010 -$6,661,909, 2009 - $4,778,386) were expensed.

	g)	Contingent Liabilities—Off Balance Sheet Arrangements

The Company has obtained financial surety relating to certain of its future restoration and reclamation obligations as required by regulatory agencies. The Company has bank Letters of Credit and performance bonds issued for the benefit of the Company to satisfy these regulatory requirements.

	h)	Restoration and Reclamation Costs (Asset Retirement Obligations)

United States regulatory authorities require the Company to restore and reclaim its mine area after mining is completed. Pursuant to ASC 410, Asset Retirement and Environmental Obligations, the fair value of asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Upon initial recognition of a liability, the fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. Future reclamation and remediation costs are accrued based on management's best estimate at the end of each period of the costs expected to be incurred to remediate each project.

Estimations and assumptions used in applying the expected present value technique to determine fair values are reviewed periodically. At December 31, 2011, the Company had accrued $339,564 for restoration and reclamation obligations, of which $304,046 was added to construction in progress during the year ended December 31, 2011 and of which $33,000 was expensed prior to 2011.

Estimated site restoration costs for exploration activities are accrued when incurred. Costs for environmental remediation are estimated each period by management based on current regulations, actual expenses incurred, available technology and industry standards. Any change in these estimates is included in exploration expense during the period and the actual restoration expenditure incurred are charged to the accumulated asset retirement obligation provision as the restoration work is completed. At December 31, 2011, the Company has recorded $50,160 (2010 – $78,084, 2009 – $75,540) for well reclamation obligations in accrued liabilities for which work is required as part of its ongoing exploration expenses.

	i)	Foreign Currency Translation

The functional and reporting currency of the Company is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated to United States dollars in accordance with ASC 740, Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of net income or loss. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

	j)	Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. During the years ended December 31, 2011, 2010 and 2009, the Company had no items that represent other comprehensive loss.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2011
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	k)	Long-lived Assets

In accordance with ASC 360, Property Plant and Equipment the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; decreases in current period cash flows or operating losses, combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and a current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and eventual disposal of the asset, as well as specific appraisals in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

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

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Shares underlying these securities totaled approximately 9,751,180 as of December 31, 2011 (2010 – 12,960,600; 2009 - 15,132,200).

	n)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Income Taxes as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward and mineral property acquisition, exploration and development costs. The potential benefits of net operating losses have not been recognized in these consolidated financial statements because the Company cannot be assured that it is more likely than not to utilize the net operating losses carried forward in future years.

	o)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

	p)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current year’s presentation.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2011
(Expressed in US dollars)

3.	Property and Equipment

			December 31,	December 31,
			2011	2010
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Computers and office equipment	258,477	173,219	85,258	85,936
Field equipment	1,004,881	620,205	384,676	417,193
	1,263,358	793,424	469,934	503,129

4.	Construction in Progress

The construction in progress consists of construction costs related to the construction of the plant and equipment for the Nichols Ranch ISR Uranium Project. Upon completion of construction and commissioning of the plant, these costs will be transferred to property and equipment and categorized for amortization based on the estimated useful life of the plant and the related ore deposits that the plant is expected to service.

Cost
$

Site	1,232,431
Buildings	1,991,156
Equipment	1,323,042
Field equipment	474,320
Well field	3,342,056
Mine development cost	1,391,062
9,754,067

5.	Mineral Properties

a)

On November 18, 2005, the Company entered into an agreement to acquire a 100% interest in 10 mining claims located in the Powder River Basin area, Wyoming, in consideration of advanced royalty payment of $250,000. The amounts were paid in installments and completed by January 2007. These mining claims are mainly located on Nichols Ranch ISR Uranium Project and subject to varying royalty interest indexed to the sales price of uranium.

b)

On December 9, 2005, the Company entered into an option agreement to acquire a 100% interest in 44 mining claims within six mineral properties located in the Powder River Basin area, Wyoming. As at December 31, 2007 all requirements of this option agreement were satisfied and a deed for the 44 claims was received. A royalty fee of between 6% - 8% is payable for uranium extracted, based on the uranium spot price at the time of extraction and delivery.

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

	i)	On July 7, 2009, the Company, on behalf of the Arkose Mining Venture, leased 320 acres of mineral properties within the Arkose area of interest in Wyoming.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2011
(Expressed in US dollars)

5.	Mineral Properties (continued)

	j)	On January 26, 2010, the Company acquired Geological Data on the North Reno Creek uranium prospect located in Campbell County, Wyoming for a total purchase price of $600,000.

k)

On August 13, 2010, the Company acquired Geological Data on the Powder River Basin, Wyoming by issuing warrants with a fair value of $1,258,000 to purchase 2,000,000 common shares of the Company at an exercise price of $3.00 per share.

	l)	On July 19, 2011, the Company received its Materials License from the Nuclear Regulatory Commission which allowed it to proceed with construction of its Nichols Ranch ISR Uranium Project in Wyoming.

6.	Balance Sheet Details

	a)	The components of prepaid expenses and deposits are as follows:

	December 31,	December 31,
	2011	2010
	$	$

Consulting	–	5,295
Insurance	148,910	66,905
Lease costs	324,800	405,012
Reclamation bonding	209,183	224,655
Surface use and damage costs	205,514	109,806
Other	2,441	4,596
Current prepaid expenses and deposits	890,848	816,269

Deposits	29,417	29,233
Power supply advance	674,200	674,200
Power supply deposit	112,399	122,150
Non-current prepaid expenses and deposits	816,016	825,583

b)	The components of accrued liabilities are as follows:

	December 31,	December 31,
	2011	2010
	$	$
Construction expenses	309,624	–
Mineral exploration expenses	148,808	457,100
Reclamation costs	50,160	78,084
Registration fees	74,050	–
Employee vacation	72,200	–
Executive compensation	500,000	–
Professional fees	71,400	–
Other	–	82,000
Total accrued liabilities	1,226,242	617,184

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2011
(Expressed in US dollars)

7.	Related Party Transactions / Balances

a)

During the year ended December 31, 2011, the Company incurred $nil (2010 - $131,355, 2009 - $180,300) for contracted office and administrative services (included in general and administrative expenses) to a company controlled by a Director.

b)

During the year ended December 31, 2011, the Company incurred $1,023,410 (2010 - $919,186, 2009 - $818,068) for consulting services (included in general and administrative expenses) provided by Officers. Other general and administrative expenses were reimbursed in the normal course of business. At December 31, 2011, consulting services and expenditures incurred on behalf of the Company of $71,340 (2010 - $46,493) are owed to these Officers, and these amounts are unsecured, non-interest bearing, and due on demand.

c)

During the year ended December 31, 2011, the Company incurred Directors’ fees of $161,240 (2010 - $159,000, 2009 - $105,500) for non-executive Directors. The amounts have been recorded as general and administrative expenses. At December 31, 2010, expenditures incurred on behalf of the Company of $nil (2010 - $2,693) are owed to these Directors.

	d)	During the year ended December 31, 2011, the Company paid $373,000 (2010 - $15,900, 2009 - $1,500) for bonuses (included in general and administrative expenses) to officers.

	e)	During the year ended December 31, 2011, the Company paid $321,993 to officers for other compensation which is included in general and administrative expenses.

f)

During the year ended December 31, 2011, the Company recognized a $500,000 provision for bonuses to directors and senior management, all of which is included in accrued in liabilities at December 31, 2011.

8.	Asset Retirement Obligations

The following summary sets forth the annual changes to the Company’s asset retirement obligation relating to the Company’s Nichols Ranch ISR Uranium Project in Wyoming:

Balance at December 31, 2010	$–

Liabilities incurred	304,046
Reclassified from current liabilities	33,000
Accretion expense	2,518
Revision of estimated cash flows	–
Balance at December 31, 2011	$339,564

The current portion of reclamation and remediation liabilities of $50,160 and $78,084 at December 31, 2011 and December 31, 2010, respectively, are included in accrued liabilities (see Note 6(b)).

In 2008 the Company provided a bond in the amount of $622,500 to the State of Wyoming, Department of Environmental Quality or the Secretary of the Interior, United States Government. The bond is in lieu of depositing cash to guarantee reclamation of exploration drill holes in the Arkose Mining Venture and surety was provided by an insurance company. The bond applies to 250 drill holes on a revolving basis. To date, the Company, including the Arkose Mining Venture, have a 100% record of completing reclamation without recourse to security provided.

In December 2010, the Company provided a $1,700,000 cash security to support a bond in the amount of $6,800,000 to the State of Wyoming, Department of Environmental Quality or the Secretary of the Interior, United States Government. The bond is in lieu of depositing cash to guarantee mine reclamation and surety was provided by an insurance company. The bond applies to the first year’s operation of the Company’s Nichols Ranch ISR Uranium Project. This amount together with other surety deposits of $343,107 have been classified as mineral property reclamation surety deposits.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2011
(Expressed in US dollars)

9.	Common Stock

Share transactions for the year ended December 31, 2011:

	a)	In February 2011, the Company issued 4,041,421 shares of common stock, pursuant to the exercise of common share purchase warrants, for gross proceeds of $12,124,263.

	b)	On August 8, 2011, the Company increased the number of authorized common shares from 200,000,000 to 750,000,000.

	c)	During the year ended December 31, 2011, the Company issued 2,223,920 shares of common stock, pursuant to the exercise of stock options, for proceeds of $2,240,208.

	Shares	Proceeds
Month	Issued	$
January	565,720	527,358
February	270,500	349,975
March	625,000	451,450
April	80,000	56,000
May	249,500	364,175
June	85,000	65,650
July	170,000	284,800
August	44,500	32,925
September	40,000	30,000
October	33,700	25,275
November	–	–
December	60,000	52,600

Total	2,223,920	2,240,208

Share transactions for the year ended December 31, 2010:

d)	During October, November and December 2010, the Company issued 454,100 shares of common stock, pursuant to the exercise of stock options, for proceeds of $431,915.

e)	In December 2010, the Company issued 25,000 shares of common stock, pursuant to the exercise of common share purchase warrants, for proceeds of $75,000.

f)

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

d)

In October 2009, the Company completed a public offering of 8,500,000 units of the Company at a price of $2.00 per unit for gross proceeds of $17,000,000. Each unit comprises one share of the Company's common stock and one half of one share purchase warrant, with each whole warrant exercisable to purchase one additional share of the Company's common stock for a period of 30 months at an exercise price of $3.00. The Company incurred share issuance costs of $1,634,628 and issued 4,250,000 common share purchase warrants exercisable for $3.00 per share during the thirty month period ending April 27, 2012, relating to the offering

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2011
(Expressed in US dollars)

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

During the year ended December 31, 2011, the Company granted 2,624,500 stock options with immediate vesting to directors, officers, employees and consultants to acquire 1,045,000 common shares at an exercise price of $3.98 per share expiring in 5 – 10 years, 884,500 common shares at an exercise price of $3.21 per share for 10 years, 50,000 common shares at $2.87 per share for 2 years, and 645,000 common shares at an exercise price of $1.89 per share for 5 – 10 years. The Company also granted 802,500 stock options to acquire 802,500 shares at $1.89 per share for 10 years that vest 40% on the date of grant, 30% on the first anniversary of the grant date and 30% on the second anniversary of the grant date. During the year ended December 31, 2011, the Company recorded stock-based compensation for the vested options of $6,299,188, as general and administrative expense, and $105,119 as construction in progress.

The weighted average grant date fair value of stock options granted during the years ended December 31, 2011, 2010 and 2009 was $2.05, $0.93 and $0.60 per share, respectively. At December 31, 2011, the Company had 18,680,360 shares of common stock available to be issued under the Stock Option Plan.

The weighted average assumptions used for each of the years ended December 31, are as follows:

	2011	2010	2009

Expected dividend yield	0%	0%	0%
Risk-free interest rate	1.42%	1.57%	1.34%
Expected volatility	97%	107%	129%
Expected option life (in years)	4.68	3.27	3.89

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2011
(Expressed in US dollars)

10.	Stock-based Compensation (continued)

The total intrinsic value of stock options exercised during the years ended December 31, 2011, 2010 and 2009, was $6,849,524, $1,003,198, and $276,400 respectively.

The following table summarizes the continuity of the Company’s stock options:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
		$		$

Outstanding, December 31, 2008	4,839,700	2.18

Granted	1,502,500	0.78
Forfeited	(150,000)	2.61
Exercised	(242,500)	0.69

Outstanding, December 31, 2009	5,949,700	1.88

Granted	1,240,000	1.46
Exercised	(454,100)	0.95

Outstanding, December 31, 2010	6,735,600	1.86

Granted	3,427,000	2.88
Exercised	(2,223,920)	1.01
Expired	(187,500)	2.59

Outstanding, December 31, 2011	7,751,180	2.54	7.08	1,162,421

Exercisable, December 31, 2011	7,269,680	2.58	6.88	1,162,421

A summary of the status of the Company’s non-vested stock options outstanding as of December 31, 2011, and changes during the years ended December 31, 2011, 2010 and 2009 is presented below:

		Weighted
		Average
	Number of	Grant Date
Non-vested stock options	Options	Fair Value
		$

Non-vested at December 31, 2008	158,500	2.86

Granted	1,502,500	0.78
Vested	(1,529,000)	0.77
Forfeited	(5,000)	2.89

Non-vested at December 31, 2009	127,000	1.33

Granted	1,240,000	0.93
Vested	(1,292,000)	0.95

Non-vested at December 31, 2010	75,000	1.16

Granted	3,427,000	2.05
Vested	(3,020,500)	2.13

Non-vested at December 31, 2011	481,500	1.37

As at December 31, 2011, there was $642,965 of unrecognized compensation cost related to non-vested stock option agreements. This cost is expected to be recognized over a weighted average period of 1.95 years.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2011
(Expressed in US dollars)

11.	Stock Purchase Warrants

a)

On August 13, 2010, the Company issued warrants to purchase 2,000,000 shares of common stock to a third party in exchange for the acquisition of intellectual property related to certain uranium prospects. Each warrant entitles the holder to acquire one common share of the Company for $3.00. The warrants have a four year term and vest as to 25% in July 2010, 2011, 2012 and 2013, respectively. (Refer to Note 5(k)).

b)

On October 27, 2009, the Company issued 4,250,000 common share purchase warrants exercisable for $3.00 per share during the thirty month period ending April 27, 2012. In December 2010, 25,000 warrants were exercised. The Company has the right to accelerate the expiry date of the warrants in the event that the underlying common shares trade at a closing price of greater than $3.50 per share for a period of 20 consecutive trading days. On January 26, 2011, the Company exercised its right to accelerate the warrants expiry date to February 25, 2011 (Refer to Note 9(a)). During the year ended December 31, 2011, 4,041,421 common share purchase warrants were exercised for gross proceeds of $12,124,263 and 183,579 common share purchase warrants expired, unexercised.

A summary of the changes in the Company’s common share purchase warrants is presented below:

		Weighted Average
	Number	Exercise Price
		$
Balance, December 31, 2009	9,182,498	3.27
Issued	2,000,000	3.00
Exercised	(25,000)	3.00
Expired	(4,932,498)	3.50
Balance December 31, 2010	6,225,000	3.00
Expired	(183,579)	3.00
Exercised	(4,041,421)	3.00
Balance December 31, 2011	2,000,000	3.00

As at December 31, 2011, the following common share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
	$
2,000,000	3.00	June 30, 2014

12.	Shareholder Rights Plan

The Company has adopted a Shareholder Rights Plan (the "Plan") effective August 25, 2010. The Plan confers one right per share to shareholders (a "Right") for each of the Company’s outstanding shares of common stock, as at August 25, 2010 and for shares of common stock issued thereafter. Each Right will be evidenced by the Company's shares of common stock and will trade with the Company's shares of common stock. Under the terms of the Plan, the Rights separate and become exercisable upon a “flip-in event”: A flip-in event occurs if a person or group acquires 20% or more of the Company's common stock other than through a take-over bid which meets certain requirements, among them that the take-over bid offer be extended to all shareholders, that it remain open for 60 days, and that it receive approval of not less than 50% of independent shareholders. If a flip-in event occurs as described in the Plan, the Rights entitle the holder of each Right to purchase, for $8.75 per share (the “exercise price”), that number of shares of common stock of the Company which has a market value of twice the exercise price, subject to certain adjustments as provided under the Plan. The Plan is effective for a three-year period.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2011
(Expressed in US dollars)

13.	Commitments

a)

The Company has employment or consulting services agreements with each of its executive officers. Officers with contracts for services have notice requirements following a change in control of the Company and those requirements include a payment in lieu of notice and a termination payment.

	b)	On September 18, 2008, the Company signed two mining lease agreements which require ten annual payments of $75,000. The first four payments have been made. Refer to Note 5(g).

	c)	Refer to Note 8 for commitments pertaining to mineral property reclamation surety deposits.

d)

On May 1, 2009, the Company agreed to pay an estimated cost of $202,987, subsequently revised to $163,107, for the Nichols Ranch Power Line Extension Project. As at December 31, 2011, $50,708 for engineering and design has been incurred and recorded as an expense and $112,399 has been paid as a deposit which will be reclassified when the Project is completed.

	e)	On May 19, 2010, the Company signed an office premises lease for a period of three years commencing September 1, 2010. Rent is approximately $48,074 (Cdn$50,604) per annum.

	f)	At December 31, 2011 the Company has construction purchase orders outstanding for approximately $6,000,000.

	g)	The Company is party to a processing agreement under which it is committed to minimum annual payments of $450,000 for each of the years 2013, 2014 and 2015.

h)

The Company is committed under two sales agreements to supply triuranium octoxide over a five year period. One sales agreement has defined pricing each year and the second agreement has pricing which contains market referenced price, with combined spot and long term indicators, to set the sales price.

14.	Income Taxes

The Company has adopted the provisions of ASC 740, Income Taxes. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in the consolidated financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years. The Company has approximately $37,851,440 of net operating losses to carry forward which are available to offset taxable income in future years which expire through fiscal 2031. For the years ended December 31, 2011, 2010 and 2009 the valuation allowance established against the deferred tax assets increased by $8,052,774, $4,458,681, and $2,888,179 respectively.

The components of the net deferred tax asset at December 31, 2011, 2010, and 2009, the statutory tax rate, the effective tax rate, and the amount of the valuation allowance are indicated below:

	December 31,	December 31,	December 31,
	2011	2010	2009
	$	$	$
Net loss before taxes	(15,689,989)	(15,239,402)	(9,401,126)
Statutory rate	35%	35%	35%

Computed expected tax (recovery)	(5,491,496)	(5,333,791)	(3,290,394)
Stock-based compensation	(192,618)	1,311,158	322,793
Joint venture chargeback	86,917	75,154	79,422
Other	(2,455,577)	(511,202)	–
Increase in valuation allowance:
Net operating loss	5,472,168	2,127,013	1,215,744
Exploration and development	2,580,606	2,331,668	1,672,435
Mineral property acquisition costs	–	–	–

Reported income taxes	–	–	–

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2011
(Expressed in US dollars)

14.	Income Taxes (continued)

	December 31,	December 31,	December 31,
	2011	2010	2009
	$	$	$

Deferred tax asset
- Net operating losses	13,248,004	7,775,836	5,648,823
- Mineral property acquisition, exploration and development	20,259,606	17,679,000	15,347,332
- Less valuation allowance	(33,507,610)	(25,454,836)	(20,996,155)

Net deferred tax asset	–	–	–

The Company has incurred operating losses of approximately $37,851,440 which, if unutilized, will expire through to 2031. Future tax benefits, which may arise as a result of these losses, have not been recognized in these consolidated financial statements, and have been offset by a valuation allowance. The following table lists the fiscal years in which the loss was incurred and the expiration dates of the losses.

	Net	Expiration
	Loss	Date

1999	$329	2019
2000	493	2020
2001	18,389	2021
2002	46,564	2022
2003	23,560	2023
2004	18,367	2024
2005	4,420,398	2025
2006	1,438,511	2026
2007	2,828,339	2027
2008	3,870,989	2028
2009	4,934,131	2029
2010	6,765,005	2030
2011	13,486,365	2031

	$37,851,440

15.	Segment Disclosures

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

Financial statement information by operating segment for the years ended December 31, 2011, 2010 and 2009 is presented below:

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2011
(Expressed in US dollars)

15.	Segment Disclosures (continued)

	December 31, 2011
	Total	Uranerz	Arkose
	$	$	$

Assets	48,648,543	47,986,464	662,079

Net loss attributable to the Company	(15,119,566)	(13,786,844)	(1,332,722)
Interest expense	–	–	–
Interest revenue	79,165	78,779	386
Depreciation	(215,740)	(215,740)	–
Accretion	(2,518)	(2,518)	–

	December 31, 2010
	Total	Uranerz	Arkose
	$	$	$

Assets	40,634,083	39,770,022	864,061

Net loss attributable to the Company	(14,599,983)	(13,005,108)	(1,594,875)
Interest expense	–	–	–
Interest revenue	52,290	51,352	938
Depreciation	(200,266)	(200,266)	–

	December 31, 2009
	Total	Uranerz	Arkose
	$	$	$

Assets	30,810,289	30,153,087	657,202

Net loss attributable to the Company	(8,699,154)	(6,900,858)	(1,798,296)
Interest expense	(2,941)	(2,941)	–
Interest revenue	155,402	155,402	–
Depreciation	(175,877)	(175,877)	–

16.	Subsequent Events

a)

On February 14, 2012 the Company signed an office lease for a primary term of two years, beginning the 1st day of February, 2012 and ending on the 31st day of January, 2014. Rent consideration is $141,258 per annum. The lease agreement may be renewed for two additional years.

	b)	In February 2012, the Company approved an additional $1,000,000 of construction relating to its Nichols Ranch ISR Uranium Project.

Supplemental Financial Information ($,000)

	4th	3rd	2nd	1st
2011	Quarter	Quarter	Quarter	Quarter
Revenue	$-	$-	$-	$-
Net profit (loss) attributable to the Company	$(3,561)	$(2,113)	$(4,263)	$(5,183)
Basic and diluted profit (loss) per share	(0.04)	(0.03)	(0.06)	(0.07)

	4th	3rd	2nd	1st
2010	Quarter	Quarter	Quarter	Quarter
Revenue	$-	$-	$-	$-
Net profit (loss) attributable to the Company	$(2,189)	$(4,064)	$(2,652)	$(5,695)
Basic and diluted profit (loss) per share	(0.04)	(0.06)	(0.04)	(0.09)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

During the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2011, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms; and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

Management conducted an evaluation of the design and operation of the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011 and no material weaknesses were discovered.

The effectiveness of internal control over financial reporting as of December 31, 2011 has been audited by Manning Elliott LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report.

The Company’s independent registered public accounting firm, Manning Elliott LLP, has issued an attestation report on the Company’s internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders
Uranerz Energy Corporation
(An Exploration Stage Company)

We have audited Uranerz Energy Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Uranerz Energy Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Uranerz Energy Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Uranerz Energy Corporation as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows, and stockholders equity for each of the three years in the period ended December 31, 2011 and accumulated from May 26, 1999 (Date of Inception) to December 31, 2011 and our report dated March 12, 2012 expressed an unqualified opinion thereon.

/s/ MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada
March 12, 2012

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the above-referenced evaluation by management of the effectiveness of our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Reference is made to the information set forth under the captions “Election of Directors” and “Executive Officers” in our definitive proxy statement to be filed with the Securities and Exchange commission pursuant to Regulation 14A in connection with our 2012 annual general meeting of shareholders, which information is incorporated by reference to this Annual Report on Form 10-K.

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

Our Code of Ethics is available at our website at www.uranerz.com. We intend to disclose any waiver from a provision of our Code of Ethics that applies to any of our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions that relates to any element of our Code of Ethics on our website. No waivers were granted from the requirements of our Code of Ethics during the year ended December 31, 2011, or during the subsequent period from January 1, 2012, through the date of this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

Reference is made to the information set forth under the captions “Election of Directors” and “Executive Officers” in our definitive proxy statement to be filed with the Securities and Exchange commission pursuant to Regulation 14A, in connection with our 2012 annual general meeting of shareholders, which information is incorporated by reference to this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Reference is made to the information set forth under the captions “Security Ownership of Principal Shareholders and Management” in our definitive proxy statement to be filed with the Securities and Exchange commission pursuant to Regulation 14A, in connection with our 2012 annual general meeting of shareholders , which information is incorporated by reference to this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Reference is made to the information set forth under the caption “Certain Transactions” in our definitive proxy statement to be filed with the Securities and Exchange commission pursuant to Regulation 14A, in connection with our 2012 annual general meeting of shareholders , which information is incorporated by reference to this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Reference is made to the information set forth under the captions “Audit Committee Report” in our definitive proxy statement to be filed with the Securities and Exchange commission pursuant to Regulation 14A, in connection with our 2012 annual general meeting of shareholders , which information is incorporated by reference to this Annual Report on Form 10-K

PART IV

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

Exhibit Number	Description

3.1	Articles of Incorporation (1)
3.2	Bylaws, as amended (1)
3.3	Articles of Amendment filed July 5, 2005 (3)
3.4	Articles of Amendment filed August 8, 2008(16)
3.5	Articles of Amendment filed July 8, 2009(17)
3.6	Certificate of Amendment filed August 12, 2009(24)
4.1	Share Certificate(1)
4.2	Form of Lock-up Agreement(19)
4.3	Warrant Indenture, dated October 27, 2009(20)
4.4	Supplemental Warrant Indenture, dated December 8, 2009(21)
4.5	Shareholder Rights Plan, dated August 25, 2010(22)
10.1	Office and Administration Services Agreement between the Company and Senate Capital Group Inc. dated September 1, 2005 (2)
10.2	Agreement for Services between the Company and Highlands Capital, Inc. dated November 1, 2005 (2)
10.3	Financial Public Relations Agreement between the Company and Accent Marketing Ltd. dated November 1, 2005 (2)
10.4	Mineral Property Purchase Agreement between the Company and Ubex Capital Inc. dated April 26, 2005 (2)

10.5	Joint Venture Agreement between the Company and Triex Minerals Corporation dated November 4, 2005 (2)
10.6	Consulting Agreement between the Company and Ubex Capital Inc. for management and consulting services (2)
10.7	Consulting Agreement between Catchpole Enterprises and the Company (3)
10.8	Joint Venture Agreement between the Company and Bluerock Resources Ltd. (3)
10.9	Option and Purchase Agreement for federal mining claims in Wyoming (3)
10.10	Agreement to Purchase ten mining claims in Wyoming (3)
10.11	2005 Stock Option Plan as amended June 10, 2009 (17)
10.12	Mr. George Hartman letter agreement. (3)
10.13	Black Range Minerals Agreement dated June 7, 2006 (5)
10.14	Amendment to Joint Venture Agreement dated September 12, 2006 between the Company and Bluerock Resources Ltd. (6)
10.15	Agreement dated February 1, 2007 between the Company and Robert C. Shook to acquire three projects separate uranium projects located in northeast Wyoming, in central Powder River Basin (7) (8)
10.16	Consulting Agreement dated February 1, 2007 between the Company and O & M Partners, LLC (7) (8)
10.17	Christensen Ranch Agreement dated October 30, 2006 between the Company and George Hartman (9) (10)
10.18	Amendment Agreement dated January 1, 2007 between the Company and Ubex Capital Inc. (10)
10.19	Amendment Agreement dated January 1, 2007 between the Company and Catchpole Enterprises Inc. (10)
10.20	Amendment Agreement dated January 1, 2007 between the Company and Senate Capital Group Inc. (10)
10.21	Purchase and Sale Agreement with NAMMCO dated September 19, 2007, as amended (11) (12)
10.22	Venture Agreement with United Nuclear LLC dated January 15, 2008 (13)
10.23	Agreement with Independent Management Consultants of British Columbia
10.24	Subscription Agreement with Denison Mines dated March 27, 2008
10.25	Agency Agreement with Haywood Securities and Cormark Securities Inc. dated April 15, 2008(14)
10.26	Amendment to Joint Venture Agreement dated March 20, 2008 between the Company and Bluerock Resources Ltd. (15)
10.27	Amended Hartman Letter Agreement effective January 1, 2008(18)
10.28	Sales Agreement with Haywood Securities, November 30, 2010 – Form 8K filed December 1, 2010(23)
23.1	Consent of Manning Elliott LLP, independent registered accountants
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(f) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(f) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to Rule 13a or 15(d) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Rule 13a or 15(d) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from Uranerz’ Form 10-K for the period ended December 31, 2011,formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity, and (v) Notes and Schedules to the Consolidated Financial Statements, tagged as blocks of text.

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form SB-2 filed March 15, 2002
(2)	Previously filed as an exhibit to the Quarterly Report on Form 10-QSB filed November 21, 2005
(3)	Previously filed as an exhibit to the Annual Report on Form 10-KSB filed April 14, 2006
(4)	Filed as an exhibit to our Registration Statement on Form S-8 filed with the SEC on November 21, 2005.
(5)	Previously filed as an exhibit to the Quarterly Report on Form 10-QSB filed August 15, 2006
(6)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed November 13, 2006.
(7)	As reported in two separate Current Reports on Form 8-K filed on February 8, 2007.
(8)	Previously filed as an exhibit to the Annual Report on Form 10-KSB filed April 2, 2006
(9)	As in Current Report on Form 8-K filed on November 2, 2006.
(10)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed August 14, 2007.
(11)	As reported and filed in Current Report on Form 8-K filed on September 24, 2007.
(12)	As reported and filed in Current Report on Form 8-K filed on January 16, 2008.
(13)	Filed as an exhibit to our Annual Report on Form 10-K filed on March 17, 2008.
(14)	As reported and filed in Current Report on Form 8-K filed on April 18, 2008.
(15)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed May 9, 2008.
(16)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed August 11, 2008.
(17)	Filed as an exhibit to our Registration Statement on Form S-3 filed July 9, 2009.
(18)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed August 10, 2009.
(19)	Filed as an exhibit to our Current Report on Form 8-K filed October 22, 2009.
(20)	Filed as an exhibit to our Current Report on Form 8-K filed October 27, 2009.
(21)	Filed as an exhibit to our Current Report on Form 8-K filed December 8, 2009.
(22)	Form of Shareholder Rights Plan filed as an exhibit to our definitive proxy statement on Form 14A filed April 27, 2010.
(23)	Filed as an exhibit to our Form 8K filed December 1, 2010.
(24)	Filed as an exhibit to our Form 8K filed August 12, 2011.

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

URANERZ ENERGY CORPORATION

By:	s/ Glenn Catchpole	/s/ Benjamin Leboe
	Glenn Catchpole, President and CEO	Benjamin Leboe, Senior Vice President, Finance
	Principal Executive Officer	Principal Financial Officer and
	Director	Principal Accounting Officer
	Date: March 14, 2012	Date: March 14, 2012

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Per:	/s/ Glenn Catchpole
Glenn Catchpole, President, Director
Date: March 14, 2012

Per:	/s/ Dennis Higgs
Dennis Higgs, Executive Chairman, Director
Date: March 14, 2012

Per:	/s/ Gerhard Kirchner
Dr. Gerhard Kirchner, Director
Date: March 14, 2012

Per:	/s/ George Hartman
George Hartman, Executive Vice President,
Director
Date: March 14, 2012

Per:	/s/ Peter Bell
Peter Bell, Director
Date: March 14, 2012

Per:	/s/ Paul Saxton
Paul Saxton, Director
Date: March 14, 2012

Per:	/s/ Arnold Dyck
Arnold Dyck, Director
Date: March 14, 2012