Form 10-Q
period 2012-03-31
URANERZ ENERGY CORP.
filed 2012-05-09
CIK 1162324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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

Number of shares of issuer’s common stock outstanding at May 7, 2012: 77,159,074

INDEX

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011
Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011 and Accumulated from May 26, 1999 (date of inception) to March 31, 2012
Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and Accumulated from May 26, 1999 (date of inception) to March 31, 2012
Consolidated Statement of Stockholders’ Equity for the three month period from January 1, 2012 to March 31, 2012
Notes to the Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Mine Safety Disclosure
Item 5.	Other Information
Item 6.	Exhibits
SIGNATURES

Item 1. Financial Statements (unaudited)

Uranerz Energy Corporation
(An Exploration Stage Company)
March 31, 2012
Index

Consolidated Balance Sheets	F–1
Consolidated Statements of Operations	F–2
Consolidated Statements of Cash Flows	F–3
Consolidated Statement of Stockholders’ Equity	F–4
Notes to the Consolidated Financial Statements	F–5

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	March 31,	December 31,
	2012	2011
	$	$
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	27,577,410	34,644,745
Prepaid expenses and deposits (Note 7(a))	881,821	890,848
Other current assets	87,740	29,826
Total Current Assets	28,546,971	35,565,419
Prepaid Expenses and Deposits (Note 7(a))	868,380	816,016
Mineral Property Reclamation Surety Deposits (Note 9)	2,043,107	2,043,107
Property and Equipment (Note 4)	601,118	469,934
Construction in Progress (Note 5)	15,882,088	9,754,067
Total Assets	47,941,664	48,648,543

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	2,534,598	1,507,968
Accrued liabilities (Note 7(b))	765,179	1,226,242
Due to related parties (Note 8)	45,110	71,340
Total Current Liabilities	3,344,887	2,805,550
Asset Retirement Obligation (Note 9)	656,732	339,564
Total Liabilities	4,001,619	3,145,114

Commitments (Notes 6 and 14)
Stockholders’ Equity
Preferred Stock, 10,000,000 shares authorized, $0.001 par value;
No shares issued and outstanding	–	–
Common Stock, 750,000,000 shares authorized, $0.001 par value;
77,159,074 and 77,086,774 shares issued and outstanding, respectively	77,159	77,087
Additional Paid-in Capital	144,020,290	143,876,826
Deficit Accumulated During the Exploration Stage	(100,209,594)	(98,562,700)
Total Stockholders’ Equity	43,887,855	45,391,213
Non-controlling Interest	52,190	112,216
Total Equity	43,940,045	45,503,429
Total Liabilities and Stockholders’ Equity	47,941,664	48,648,543

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
(Unaudited)

	Accumulated From
	May 26, 1999
	(Date of Inception)	Three Months Ended
	to March 31,	March 31,
	2012	2012	2011
	$	$	$
Revenue	–	–	–

Expenses
Depreciation	852,549	59,124	54,718
Accretion expense (Note 9)	8,334	5,816	–
Foreign exchange	90,465	7,970	16,083
General and administrative (Note 11)	51,904,574	1,412,357	4,996,565
Mineral property expenditures	53,360,338	237,787	289,738
Total Operating Expenses	106,216,260	1,723,054	5,357,104
Operating Loss	(106,216,260)	(1,723,054)	(5,357,104)
Other Income (Expense)
Gain on sale of investment securities	79,129	–	–
Interest income	2,035,058	16,134	96,394
Loss on settlement of debt	(132,000)	–	–
Mineral property option payments received	152,477	–	–
Total Other Income	2,134,664	16,134	96,394
Loss from continuing operations	(104,081,596)	(1,706,920)	(5,260,710)

Discontinued operations
Loss from discontinued operations	(28,732)	–	–
Gain on disposal of discontinued operations	979,709	–	–
Gain on Discontinued Operations	950,977	–	–
Net Loss	(103,130,619)	(1,706,920)	(5,260,710)
Net loss attributable to non-controlling interest	2,921,025	60,026	78,038
Net loss Attributable to the Company	(100,209,594)	(1,646,894)	(5,182,672)
Amounts attributable to Company stockholders
Loss from continuing operations	(101,160,571)	(1,646,894)	(5,182,672)
Gain on discontinued operations	950,977	–	–
Net loss attributable to the Company	(100,209,594)	(1,646,894)	(5,182,672)
Net Loss Per Share – Basic and Diluted		(0.02)	(0.07)

Weighted Average Number of Shares Outstanding		77,121,000	73,339,000

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Accumulated From
	May 26, 1999
	(Date of Inception)	Three Months Ended
	to March 31,	March 31,
	2012	2012	2011
	$	$	$
Operating Activities
Net loss	(103,130,619)	(1,706,920)	(5,260,710)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	852,549	59,124	54,718
Accretion expense	8,334	5,816	–
Equity loss on investment	74,617	–	–
Gain on disposition of discontinued operations	(979,709)	–	–
Gain on sale of investment securities	(79,129)	–	–
Loss on settlement of debt	132,000	–	–
Non-cash mineral property option payment	(37,500)	–	–
Shares issued to acquire mineral properties	19,105,000	–	–
Warrants issued for mineral property costs	1,258,000	–	–
Stock-based compensation	26,746,703	82,177	2,854,578
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(1,743,964)	(43,337)	(481,905)
Other current assets	(87,715)	(57,914)	(24,195)
Accounts payable and accrued liabilities	940,872	(348,082)	415,544
Due to related parties	515,869	(26,230)	350,131
Net Cash Used in Operating Activities	(56,424,692)	(2,035,366)	(2,091,839)
Investing Activities
Reclamation surety deposits	(2,043,107)	–	–
Acquisition of subsidiary, net cash paid	(48)	–	–
Proceeds from sale of marketable securities	20,548,664	–	–
Investment in property and equipment	(13,994,250)	(5,093,328)	(404,899)
Purchase of investment securities	(20,432,035)	–	–
Disposition of subsidiary	905,092	–	–
Net Cash Used In Investing Activities	(15,015,684)	(5,093,328)	(404,899)
Financing Activities
Repayment of loan payable	(98,414)	–	–
Advances from related party	10,700	–	–
Contributions from non-controlling interest	2,973,216	–	–
Proceeds from issuance of common stock	100,639,422	61,359	13,453,046
Share issuance costs	(4,507,138)	–	(24,643)
Net Cash Provided By Financing Activities	99,017,786	61,359	13,428,403
Increase In Cash	27,577,410	(7,067,335)	10,931,665
Cash - Beginning of Period	–	34,644,745	36,437,370
Cash - End of Period	27,577,410	27,577,410	47,369,035
Non-cash Investing and Financing Activities
Sale of 60% of subsidiary for interest in mineral property	774,216	–	–
Investment securities received as a mineral property option payment	37,500	–	–
Purchase of equipment with loan payable	98,414	–	–
Stock options issued for construction in progress	105,119	–	–
Common stock issued to settle debt	744,080	–	–
Warrants issued for mineral property costs	1,258,000	–	–
Common stock issued for mineral property costs	19,105,000	–	–
Supplemental Disclosures
Interest paid	12,608	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statement of Stockholders’ Equity
For the Three-Month Period Ended March 31, 2012
(Expressed in US dollars)
(Unaudited)

				Deficit
				Accumulated
			Additional	During the	Non-
	Common Stock		Paid-in	Development	Controlling
	Shares	Amount	Capital	Stage	Interest	Total
	#	$	$	$	$	$
Balance, December 31, 2011	77,086,774	77,087	143,876,826	(98,562,700)	112,216	45,503,429
Fair value of stock options granted	–	–	82,177	–	–	82,177
Shares issued upon the exercise of options	72,300	72	61,287	–	–	61,359
Net loss for the year	–	–	–	(1,646,894)	(60,026)	(1,706,920)
Balance, March 31, 2012	77,159,074	77,159	144,020,290	(100,209,594)	52,190	43,940,045

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2012
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

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission (“SEC”) instructions for companies filing Form 10-Q. In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2012, and the results of operations and cash flows for the period then ended. The financial data and other information disclosed in the notes to the interim consolidated financial statements related to this period are unaudited. The results for the three-month period ended March 31, 2012 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2012. The unaudited interim consolidated financial statements have been condensed pursuant to the Securities and Exchange Commission's rules and regulations and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these unaudited interim consolidated financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements and notes thereto for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K filed on March 14, 2012 with the SEC.

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

As of March 31, 2012, the Company has capitalized mineral property construction in progress expenditures of $15,882,088 (December 31, 2011 - $9,754,067). During the three months ended March 31, 2012, mineral property expenditures totaling $237,787 (2011 - $289,738) were expensed.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2012
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

Estimations and assumptions used in applying the expected present value technique to determine fair values are reviewed periodically. At March 31, 2012, the Company had accrued $656,732 for restoration and reclamation obligations, of which $311,352 was added to construction in progress during the three months ended March 31, 2012.

Estimated site restoration costs for exploration activities are accrued when incurred. Costs for environmental remediation are estimated each period by management based on current regulations, actual expenses incurred, available technology and industry standards. Any change in these estimates is included in exploration expense during the period and the actual restoration expenditure incurred are charged to the accumulated asset retirement obligation provision as the restoration work is completed. At March 31, 2012 and December 31, 2011, the Company has recorded $50,160 for well reclamation obligations in accrued liabilities for which work is required as part of its ongoing exploration expenses.

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

At March 31, 2012, the Company had $27,577,410 (December 31, 2011 – $34,644,745) in cash and cash equivalents. Pursuant to ASC 820 the fair value of cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company places cash investments in instruments that meet credit quality standards, as specified in the investment policy guidelines.

4.	Property and Equipment

			March 31,	December 31,
			2012	2011
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$
Computers and office equipment	296,519	183,524	112,995	85,258
Field equipment	1,157,146	669,023	488,123	384,676
	1,453,665	852,547	601,118	469,934

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2012
(Expressed in US dollars)
(Unaudited)

5.	Construction in Progress

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

	March 31, 2012			December 31, 2011
		Accumulated	Net Carrying		Accumulated	Net Carrying
	Cost	Depreciation	Value	Cost	Depreciation	Value
	$	$	$	$	$	$
Site	1,853,045	–	1,853,045	1,232,431	–	1,232,431
Buildings	2,455,626	–	2,455,626	1,991,156	–	1,991,156
Equipment	2,934,013	–	2,934,013	1,323,042	–	1,323,042
Field equipment	629,349	33,124	596,225	474,320	–	474,320
Well field	5,862,590	–	5,862,590	3,342,056	–	3,342,056
Mine development cost	2,180,589	–	2,180,589	1,391,062	–	1,391,062
	15,915,212	33,124	15,882,088	9,754,067	–	9,754,067

6.	Mineral Properties

a)

On November 18, 2005, the Company entered into an agreement to acquire a 100% interest in 10 mining claims located in the Powder River Basin area, Wyoming, in consideration of an advanced royalty payment of $250,000. The amounts were paid in instalments and completed by January 2007. These mining claims are mainly located on the Nichols Ranch ISR Uranium Project and subject to varying royalty interests indexed to the sales price of uranium.

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

k)

On August 13, 2010, the Company acquired Geological Data on the Powder River Basin, Wyoming by issuing warrants with a fair value of $1,258,000 to purchase 2,000,000 common shares of the Company at an exercise price of $3.00 per share, expiring June 2014.

	l)	On July 19, 2011, the Company received its Materials License from the Nuclear Regulatory Commission which allowed it to proceed with construction of its Nichols Ranch ISR Uranium Project in Wyoming.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2012
(Expressed in US dollars)
(Unaudited)

7.	Balance Sheet Details

a)	The components of prepaid expenses and deposits are as follows:
	March 31,	December 31,
	2012	2011
	$	$

Insurance	93,687	148,910
Lease costs	256,594	324,800
Reclamation bonding	174,026	209,183
Surface use and damage costs	309,514	205,514
Other	48,000	2,441
Current prepaid expenses and deposits	881,821	890,848

Deposits	29,589	29,417
Power supply advance	674,200	674,200
Power supply deposit	164,591	112,399
Non-current prepaid expenses and deposits	868,380	816,016

b)	The components of accrued liabilities are as follows:
	March 31,	December 31,
	2012	2011
	$	$
Construction expenses	329,315	309,624
Mineral exploration expenses	207,637	148,808
Reclamation costs	50,160	50,160
Registration fees	–	74,050
Employee vacation	129,133	72,200
Executive compensation	–	500,000
Professional fees	–	71,400
Other	48,934	–
Total accrued liabilities	765,179	1,226,242

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2012
(Expressed in US dollars)
(Unaudited)

8.	Related Party Transactions / Balances

a)

During the three months ended March 31, 2012, the Company incurred $272,873 (2011 - $261,915) for consulting services (included in general and administrative expenses) provided by officers. Other general and administrative expenses were reimbursed in the normal course of business. At March 31, 2012, consulting services and expenditures incurred on behalf of the Company of $45,110 (2011 - $71,340) are owed to these officers, and these amounts are unsecured, non-interest bearing, and due on demand.

b)

During the three months ended March 31, 2012, the Company paid fees of $43,125 (2011 - $40,375) to non- executive directors of the Company for their services as directors. Other general and administrative expenses were reimbursed to the directors in the normal course of business.

c)

During the three months ended March 31, 2012, the Company paid bonuses to related party officers of $520,000 (2011 - $671,993), of which $500,000 was accrued at December 31, 2011(included in general and administrative expenses).

9.	Asset Retirement Obligations

The following summary sets forth the period changes to the Company’s asset retirement obligation relating to the Company’s Nichols Ranch ISR Uranium Project in Wyoming:

Balance at December 31, 2011	$339,564

Liabilities incurred	311,352
Accretion expense	5,816
Revision of estimated cash flows	–
Balance at March 31, 2012	$656,732

The current portion of reclamation and remediation liabilities of $50,160 and $50,160 at March 31, 2012 and December 31, 2011, respectively, are included in accrued liabilities as these remediation activities are conducted on a recurring basis (see Note 7).

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

10.	Common Stock

During the three months ended March 31, 2012 the Company issued 72,300 shares of common stock, pursuant to the exercise of stock options, for proceeds of $61,359.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2012
(Expressed in US dollars)
(Unaudited)

11.	Stock-based Compensation

The Company adopted a Stock Option Plan dated November 7, 2005 under which the Company is authorized to grant stock options to acquire up to a total of 10,000,000 shares of common stock. No options shall be issued under the Stock Option Plan at a price per share less than the defined Market Price. On June 11, 2008, the Company modified the Stock Option Plan to define Market Price as the volume weighted average trading price of the Company’s common shares for the five trading days before the date of grant on the Toronto Stock Exchange or American Stock Exchange, now the NYSE Amex, whichever has the greater trading volume. On June 15, 2011, the Company amended the 2005 Non-Qualified Stock Option Plan to increase the number of shares authorized for issuance under the plan from 10,000,000 to 30,000,000 and extend the plan termination date for an additional 10 years.

During the three month period ended March 31, 2012, the Company recorded $82,177 for the vesting of previously granted stock options.

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

The fair values of stock options granted were estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average grant date fair values of stock options granted and vested during the three months ended March 31, 2012 and 2011 were $nil and $2.72 per share, respectively.

The weighted average assumptions used for each of the three months ended March 31, are as follows:

	2012	2011
Expected dividend yield	–	0%
Risk-free interest rate	–	1.48%
Expected volatility	–	98%
Expected option life (in years)	–	4.05

The total intrinsic value of stock options exercised during the three months ended March 31, 2012 and 2011 was $128,814, and $5,612,700, respectively.

The following table summarizes the continuity of the Company’s stock options:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
		$		$
Outstanding, December 31, 2011	7,751,180	2.54	7.08	1,162,421

Exercised	(72,300)	0.85
Expired	(45,000)	3.05

Outstanding, March 31, 2012	7,633,880	2.55	6.87	3,165,785

Exercisable, March 31, 2012	7,152,380	2.60	6.68	2,862,440

A summary of the status of the Company’s non-vested stock options outstanding as of December 31, 2011, and changes during the three months ended March 31, 2012 is presented below:

		Weighted Average
	Number of	Grant Date
Non-vested stock options	Options	Fair Value
		$
Non-vested at December 31, 2011 and March 31, 2012	481,500	1.37

As at March 31, 2012, there was $560,788 of unrecognized compensation cost related to non-vested stock option agreements. This cost is expected to be recognized over a weighted average period of 1.70 years.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2012
(Expressed in US dollars)
(Unaudited)

12.	Stock Purchase Warrants

On August 13, 2010, the Company issued warrants to purchase 2,000,000 shares of common stock to a third party in exchange for the acquisition of intellectual property related to certain uranium prospects. Each warrant entitles the holder to acquire one common share of the Company for $3.00. The warrants have a four year term and vest as to 25% in July 2010, 2011, 2012 and 2013, respectively. (Refer to Note 6(k)). None of these warrants have been exercised as at March 31, 2012.

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

	b)	On September 18, 2008, the Company signed two mining lease agreements which require ten annual payments of $75,000. The first four payments have been made. Refer to Note 6(g).

	c)	Refer to Note 9 for commitments pertaining to mineral property reclamation surety deposits.

d)

On May 1, 2009, the Company agreed to pay an estimated cost of $202,987, subsequently revised to $215,298, for the Nichols Ranch Power Line Extension Project. As at March 31, 2012, $50,708 for engineering and design has been incurred and recorded as an expense and $164,590 has been paid as a deposit which will be reclassified as the Project is completed.

	e)	On May 19, 2010, the Company signed an office premises lease for a period of three years commencing September 1, 2010. Rent is approximately $50,604 (Cdn$50,604) per annum.

f)

On February 14, 2012 the Company signed an office lease for a primary term of two years, February 1, 2012 and ending January 31, 2014. Rent consideration is $141,258 per annum. The lease agreement may be renewed for two additional years.

	g)	The Company is party to a processing agreement under which it is committed to minimum annual payments of $450,000 for each of the years 2013, 2014 and 2015.

	h)	The Company is committed under two sales agreements to supply triuranium octoxide (U3O8) over a five year period. One sales agreement has defined pricing each year and the second agreement has pricing which contains market referenced price, with combined spot and long term indicators, to set the sales price.

	i)	At March 31, 2012 the Company has construction purchase orders outstanding for approximately $4,100,000.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2012
(Expressed in US dollars)
(Unaudited)

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

Financial statement information by operating segment is presented below:

	March 31, 2012			December 31, 2011
	Total	Uranerz	Arkose	Total	Uranerz	Arkose
	$	$	$	$	$	$
Assets	47,941,664	47,297,406	644,258	48,648,543	47,986,464	662,079

	For the			For the
	Three Months Ended			Three Months Ended
	March 31, 2012			March 31, 2011
	Total	Uranerz	Arkose	Total	Uranerz	Arkose
	$	$	$	$	$	$
Net Loss	(1,706,920)	(1,592,497)	(114,423)	(5,182,671)	(5,062,772)	(119,899)
Interest revenue	16,134	16,134	–	96,394	96,394	–
Depreciation	(59,124)	(59,124)	–	(54,718)	(54,718)	–
Accretion	(5,816)	(5,816)	–	–	–	–

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

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “believes”, "expects" or "does not expect", "is expected", "anticipates" or "does not anticipate", "plans", "estimates" or "intends", or stating that certain actions, events or results "may", "could", "would", "might" or "will" be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

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

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the section titled "Risk Factors" contained in our annual report on Form 10-K for the year ended December 31, 2011 and filed with the Securities and Exchange Commission on March 14, 2012. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

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

We control a large strategic land position in the Pumpkin Buttes Uranium Mining District of the central Powder River Basin of Wyoming, U.S.A. and continually investigate other uranium opportunities as they arise. We are principally focused on the development of our properties in the Powder River Basin area into commercial ISR uranium mines. Our plan of operations is to bring two properties into production, the Nichols Ranch and Hank units, together referred to as the Nichols Ranch ISR Uranium Project, and continue the exploration and development of our other Wyoming Powder River Basin properties.

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

In August 2011 we began construction of our Nichols Ranch ISR Uranium Project with a target completion date of late 2012. Construction of the processing facility and installation of the environmental monitor and production wells for the first wellfield of the Nichols Ranch unit are ongoing. We are also pursuing activities necessary to obtain the final authorizations needed to commence production at this facility when complete. The mine plan for the Nichols Ranch ISR Uranium Project includes the facility at Nichols Ranch as well as a second ion exchange uranium concentrating facility at our Hank unit.

In November 2011 we signed a processing agreement with Cameco Resources (“Cameco”), a wholly-owned Wyoming subsidiary of Cameco Corporation, the world’s largest publicly-traded uranium company. Under the agreement we will deliver uranium-loaded resin produced from the Company’s Nichols Ranch ISR Uranium Project to Cameco’s Smith Ranch Highland uranium mine for final processing into dried uranium concentrate packaged for shipping to a converter. Cameco’s Smith Ranch Highland mine is located in the Powder River Basin approximately 25 air miles south of Uranerz’ Nichols Ranch ISR Uranium Project. The Jane Dough unit is also compatible with this plan.

In anticipation of receiving the final regulatory approvals necessary to begin production, we commenced a marketing program for conditional sales of uranium from our Nichols Ranch ISR Uranium Project. In July of 2009 we announced that we entered into a sales agreement with Exelon Generation Company, LLC for the sale of uranium over a five year period at defined pricing. In August of 2009 we announced our second contract for the sale of uranium to a U.S. utility, also over five years, with a pricing structure that contains references to both spot and long-term prices and includes floor and ceiling prices. These long-term contracts for the sale of uranium are with two of the largest nuclear utilities in the U.S. These two agreements do not individually represent a substantial portion of our targeted uranium production and our business is not substantially dependent on these agreements.

Our Powder River Basin properties include:

  our 100% owned properties that totaled 25,261 acres as of March 31, 2012; and

  our 81% interest in Arkose Mining Venture properties that totaled 62,005 acres as of March 31, 2012.

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

The Arkose Mining Venture properties are comprised of unpatented lode mining claims, state leases and fee (private) mineral leases, summarized as follows:

		Number of Claims/
Property Composition	Ownership Interest (1)	Leases	Acreage
Unpatented Lode Mining Claims	81%	2,641	43,207
State Leases	81%	3	2,080
Fee (private) Mineral Leases	81%	65	16,718

Total			62,005

(1) Subject to various royalties.

Through a combination of claim staking, purchasing and leasing, we have also acquired interests in projects that lie within the Powder River Basin but outside of the project areas discussed above. These additional properties include the Arvina, Verna Ann and Niles Ranch projects. However, due to our focus on other projects, we have not yet made any decisions on these projects.

Information regarding the location of and access to our Wyoming properties, together with the history of operations, present condition and geology of each of our properties, is presented in Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2011 under the heading “Description of Properties”, previously filed with the Securities and Exchange Commission on March 14, 2012.

During the first quarter of 2012 we:

  Continued construction of the Nichols Ranch production facility;
  Installed 80 production wells at Nichols Ranch;
  Completed integrity testing of all Production Area 1 monitor wells;
  Finalized electrical power delivery arrangements;
  Hired five new employees for wellfield development at Nichols Ranch;
  Hired plant and laboratory personnel;
  Commenced construction and installation of well head equipment;
  Continued preparation of permit applications for a third mining unit;
  Issued 72,300 shares of common stock pursuant to the exercise of stock options, for proceeds of $61,359; and
  Participated in multiple investor relations presentations.

Financial Position

The Company's overall financial position is disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 14, 2012 and the unaudited consolidated Financial Statements at March 31, 2012 as provided herein under the section heading "Financial Statements" above.

Liquidity and Capital Resources

We are carrying out an exploration, environmental and mine development program with a budget of approximately $26,000,000 in 2012 as reported in Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2011 under the heading "Description of Properties", previously filed with the Securities and Exchange Commission.. This plan targets completion of our Nichols Ranch unit in late 2012, with production commencing shortly thereafter. Mineral property acquisitions, dependent upon opportunities that may arise, will be additional expenditures. During the three months ended March 31, 2012, operational expenditures incurred were $1,723,054 and $5,093,328 of cash was invested in capital assets.

At March 31, 2012 we had cash and short-term securities of $27,577,410 and working capital of $25,202,084, as compared to cash and short term securities of $34,644,745 and working capital of $32,759,869 as at December 31, 2011. Our cash is invested in bank guaranteed savings accounts which are available on demand.

Net cash used in operating activities was $2,035,366 for the three months ended March 31, 2012, compared to $2,091,839 for the corresponding period in 2011, substantially unchanged. Net cash used to purchase property and equipment was $5,093,328 for the three months ended March 31, 2012, compared to $404,899 used in the corresponding period in 2011. Asset acquisitions for the Nichols Ranch ISR Uranium Project accounted for most of the 2012 investment in property and equipment.

Net cash provided by financing activities amounted to $61,359 for the three months ended March 31, 2012, from proceeds of issuance of common stock on the exercise of options, compared to $13,428,403 provided in the corresponding period in 2011. The decrease is attributable to the issuance of 5,430,341fewer shares of common stock in 2012.

During the twelve-month period following the date of this quarterly report, we may begin to generate a modest amount of revenue, depending on when production commences. The Nichols Ranch ISR Uranium Project is expected to incur additional expenditures of approximately $17 million before it is ready for production by late 2012. Our exploration plans will be continually evaluated and modified as exploration and environmental results become available. General and administrative expenses, planning and environmental expenses are incurred throughout the year; most of our exploration expenditures are incurred during the drilling period of March through November. Modifications to our plans will be based on many factors including results of exploration, assessment of data, weather conditions, exploration costs, the price of uranium, permitting time line and available capital. Further, the extent of exploration programs that we undertake will be partially dependent upon the amount of financing available to us.

We believe we have sufficient cash to complete the construction of the Nichols Ranch ISR Uranium Project. The extent of our future exploration activities will be scaled to the resources we have available. Depending on when we commence production, we may require additional resources to meet ongoing operating expenses over the next twelve months. To date, our primary source of funds has been equity investments. We anticipate that any additional funding required may be in the form of equity or debt financing from the sale of our common stock or debt securities, depending on capital markets, from production financing when we are in production, from loan arrangements, or from the exercise of share purchase options.

Our current short term investments have not been devalued by the current stock market disruptions as these investments are primarily in low risk bearer deposit notes issued and guaranteed by Canadian Chartered Banks. Rates of return, however, are at historic lows. At the end of the investment period of these securities we plan on reinvesting the securities in similar short-term instruments. Management and the board of directors periodically meet to review the status of these investments and determine investment strategies, taking into account current market conditions and the short and long-term capital needs of the Company.

Results of Operations

Three-month period ended March 31, 2012 compared to three-month period ended March 31, 2011

Revenue and Operating Expenses

We have not earned any revenues to date and we anticipate that we may generate modest revenues during the twelve-month period following the date of this quarterly report.

We incurred total operating expenses of approximately $1,723,054 for the three-month period ended March 31, 2012, as compared to $5,357,104 for the corresponding period in 2011. The decrease of operating expenses in the amount of $3,634,050 was primarily attributable to a $2,772,399 decrease in stock-based compensation, and by a decrease in other general and administration expenses of $811,809.

We had no significant financing expenses for the three-month periods ended March 31, 2012 and 2011. Our interest income of $16,134 for the three-month period ended March 31, 2012 was comparable to 2011 after adjusting for a bank error corrected in the second quarter of 2011. This income resulted from short-term investments which are periodically adjusted to market.

Net loss for the three-month period ended March 31, 2012 was approximately $1,646,894, as compared to approximately $5,182,672 for the corresponding period in 2011.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders except as disclosed in the unaudited Financial Statements at March 31, 2012. The Company has had no material changes to its off-balance sheet arrangements as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 14, 2012 and the unaudited Financial Statements at March 31, 2012 as provided herein under the section heading “Financial Statements” above.

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

As of March 31, 2012, the Company has capitalized mineral property construction in progress expenditures of $15,882,088 (December 31, 2011 - $9,754,067). During the three months ended March 31, 2012, mineral property expenditures totaling $237,787 (2011 - $289,738) were expensed.

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

Contractual Obligations

The Company has had no material changes to its contractual obligations as disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2012 and the unaudited Financial Statements at March 31, 2012 as provided herein under the section heading “Financial Statements” above.

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

Changes in Internal Control over Financial Reporting

During our most recently completed fiscal quarter ended March 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 14, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2012, no unregistered securities were sold.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine safety Disclosure

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (“Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended March 31, 2012, the Company’s mineral properties were not subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety Act.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are attached to this Quarterly Report on Form 10-Q:

Exhibit
Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws, as amended (1)
3.3	Articles of Amendment filed July 5, 2005 (2)
3.4	Articles of Amendment filed August 8, 2008(3)
3.5	Articles of Amendment filed July 8, 2009(4)
3.6	Articles of Amendment filed August 8, 2011(5)

4.1	Share Certificate (1)

4.2	Form of Lock-up Agreement(6)
4.3	Warrant Indenture, dated October 27, 2009(7)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension – Schema
101.CAL	XBRL Taxonomy Extension – Calculations
101.DEF	XBRL Taxonomy Extension – Definitions
101.LAB	XBRL Taxonomy Extension – Labels

(1)	Previously filed as an exhibit to the Registrant’s Form SB-2 filed March 15, 2002
(2)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB filed April 14, 2006
(3)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed August 11, 2008
(4)	Previously filed as an exhibit to the Registrant’s Form S-3 filed July 9, 2009
(5)	Previously filed as an exhibit to the Registrant’s Form 8-K, filed August 12, 2011
(6)	Previously filed as an exhibit to the Registrant’s Form 8-K, filed October 22, 2009
(7)	Previously filed as an exhibit to the Registrant’s Form 8-K, filed October 27, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URANERZ ENERGY CORPORATION

By: /s/ Benjamin Leboe	By: /s/ Glenn Catchpole

Benjamin Leboe, Senior Vice President, Finance and	Glenn Catchpole, President and Chief Executive
Chief Financial Officer	Officer, Director
(Principal Financial and Accounting Officer)	(Principal Executive Officer)

Date: May 9, 2012	Date: May 9, 2012