Form 10-Q
period 2012-06-30
URANERZ ENERGY CORP.
filed 2012-08-09
CIK 1162324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________

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

Number of shares of issuer’s common stock outstanding at August 7, 2012: 77,163,074

INDEX

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011
Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2012 and 2011 and Accumulated from May 26, 1999 (date of inception) to June 30, 2012
Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 and Accumulated from May 26, 1999 (date of inception) to June 30, 2012
Consolidated Statement of Stockholders’ Equity for the six month period from January 1, 2012 to June 30, 2012
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
SIGNATURES

Item 1. Financial Statements (unaudited)

Uranerz Energy Corporation
(An Exploration Stage Company)

June 30, 2012

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	June 30,	December 31,
	2012	2011
	$	$
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	19,252,923	34,644,745
Prepaid expenses and deposits (Note 6(a))	572,877	890,848
Other current assets	34,452	29,826
Total Current Assets	19,860,252	35,565,419
Prepaid Expenses and Deposits (Note 6(a))	990,254	816,016
Mineral Property Reclamation Surety Deposits	2,043,107	2,043,107
Property and Equipment (Note 3)	650,598	469,934
Construction in Progress (Note 4)	22,701,685	9,754,067
Total Assets	46,245,896	48,648,543

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	2,041,317	1,507,968
Accrued liabilities (Note 6(b))	907,760	1,226,242
Due to related parties (Note 7)	33,439	71,340
Total Current Liabilities	2,982,516	2,805,550
Asset Retirement Obligation (Note 8)	769,980	339,564
Total Liabilities	3,752,496	3,145,114

Commitments (Note 10)
Stockholders’ Equity
Preferred Stock, 10,000,000 shares authorized, $0.001 par value; No shares issued and outstanding	–	–
Common Stock, 750,000,000 shares authorized, $0.001 par value; 77,163,074 and 77,086,774 shares issued and outstanding, respectively	77,163	77,087
Additional Paid-in Capital	144,105,063	143,876,826
Deficit Accumulated During the Exploration Stage	(101,842,227)	(98,562,700)
Total Stockholders’ Equity	42,339,999	45,391,213
Non-controlling Interest	153,401	112,216
Total Equity	42,493,400	45,503,429
Total Liabilities and Stockholders’ Equity	46,245,896	48,648,543

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in US dollars)
(Unaudited)

	Accumulated From
	May 26, 1999
	(Date of Inception)	Three Months Ended		Six Months Ended
	to June 30,	June 30,		June 30,
	2012	2012	2011	2012	2011
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses
Depreciation	915,236	62,687	60,493	121,811	115,211
Accretion (Note 8)	19,506	11,172	–	16,988	–
Foreign exchange	93,069	2,604	24,525	10,574	40,608
General and administrative (Notes 7 and 9)	53,148,728	1,244,154	3,563,923	2,656,511	8,560,488
Mineral property expenditures	53,810,662	450,324	708,329	688,111	998,067
Total Operating Expenses	107,987,201	1,770,941	4,357,270	3,493,995	9,714,374
Operating Loss	(107,987,201)	(1,770,941)	(4,357,270)	(3,493,995)	(9,714,374)
Other Income (Expense)
Gain on sale of investment securities	79,129	–	–	–	–
Interest income	2,047,620	12,562	22,132	28,696	41,087
Adjustment of cash equivalents	–	–	(77,439)	–	–
Loss on settlement of debt	(132,000)	–	–	–	–
Mineral property option payments received	152,477	–	–	–	–
Total Other Income	2,147,226	12,562	(55,307)	28,696	41,087
Loss from continuing operations	(105,839,975)	(1,758,379)	(4,412,577)	(3,465,299)	(9,673,287)
Discontinued operations
Loss from discontinued operations	(28,732)	–	–	–	–
Gain on disposal of discontinued operations	979,709	–	–	–	–
Gain on Discontinued Operations	950,977	–	–	–	–
Net Loss and Comprehensive Loss	(104,888,998)	(1,758,379)	(4,412,577)	(3,465,299)	(9,673,287)
Net Loss and Comprehensive Loss Attributable to non-controlling interest	3,046,771	125,746	149,479	185,772	227,517
Net Loss and Comprehensive Loss Attributable to the Company	(101,842,227)	(1,632,633)	(4,263,098)	(3,279,527)	(9,445,770)
Amounts attributable to Company shareholders
Loss from continuing operations	(102,793,204)	(1,632,633)	(4,263,098)	(3,279,527)	(9,445,770)
Gain on discontinued operations	950,977	–	–	–	–
Net Loss Attributable to the Company	(101,842,227)	(1,632,633)	(4,263,098)	(3,279,527)	(9,445,770)
Net Loss Per Share – Basic and Diluted		(0.02)	(0.06)	(0.04)	(0.13)

Weighted Average Shares Outstanding		77,161,000	76,580,000	77,141,000	74,968,000

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Accumulated From	For The	For The
	May 26, 1999	Six Months	Six Months
	(Date of Inception)	Ended	Ended
	to June 30,	June 30,	June 30,
	2012	2012	2011
	$	$	$
Operating Activities
Net loss	(104,888,998)	(3,465,299)	(9,673,287)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	915,236	121,811	115,211
Accretion expense	19,506	16,988
Equity loss on investment	74,617	–	–
Gain on disposition of discontinued operations	(979,709)	–	–
Gain on sale of investment securities	(79,129)	–	–
Loss on settlement of debt	132,000	–	–
Non-cash mineral property option payment	(37,500)	–	–
Shares issued to acquire mineral properties	19,105,000	–	–
Warrants issued for mineral property costs	1,258,000	–	–
Stock-based compensation	26,828,880	164,354	5,055,236
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(1,556,895)	143,732	(199,794)
Other current assets	(34,426)	(4,625)	(47,919)
Accounts payable and accrued liabilities	666,568	(622,386)	(136,427)
Due to related parties	504,198	(37,901)	(10,575)
Net Cash Used in Operating Activities	(58,072,652)	(3,683,326)	(4,897,555)
Investing Activities
Reclamation surety deposits	(2,043,107)	–	–
Acquisition of subsidiary, net cash paid	(48)	–	–
Proceeds from sale of marketable securities	20,548,664	–	–
Purchase of property and equipment	(20,900,334)	(11,999,412)	(823,163)
Purchase of investment securities	(20,432,035)	–	–
Disposition of subsidiary	905,092	–	–
Net Cash Used In Investing Activities	(21,921,768)	(11,999,412)	(823,163)
Financing Activities
Repayment of loan payable	(98,414)	–	–
Advances from related party	10,700	–	–
Contributions from non-controlling interest	3,200,173	226,957	221,878
Proceeds from issuance of common stock	100,642,022	63,959	13,938,873
Share issuance costs	(4,507,138)	–	(24,643)
Net Cash Provided By Financing Activities	99,247,343	290,916	14,136,108
Increase (Decrease) In Cash	19,252,923	(15,391,822)	8,415,390
Cash - Beginning of Period	–	34,644,745	36,437,370
Cash - End of Period	19,252,923	19,252,923	44,852,760
Non-cash Investing and Financing Activities
Sale of 60% of subsidiary for interest in mineral property	774,216	–	–
Investment securities received as a mineral property option payment	37,500	–	–
Purchase of equipment with loan payable	98,414	–	–
Stock options issued for construction in progress	105,119	–	–
Common stock issued to settle debt	744,080	–	–
Warrants issued for mineral property costs	1,258,000
Common stock issued for mineral property costs	19,105,000	–	–
Supplemental Disclosures
Interest paid	12,184	–	424
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statement of Stockholders’ Equity
For the Six-Month Period Ended June 30, 2012
(Expressed in US dollars)
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development	Non-Controlling
	Shares	Amount	Capital	Stage	Interest	Total
	#	$	$	$	$	$

Balance, December 31, 2011	77,086,774	77,087	143,876,826	(98,562,700)	112,216	45,503,429
Fair value of stock options granted	–	–	164,354	–	–	164,354
Shares issued upon the exercise of options	76,300	76	63,883	–	–	63,959
Contribution from non-controlling interest	–	–	–	–	226,957	226,957
Net loss for the period	–	–	–	(3,279,527)	(185,772)	(3,465,299)
Balance, June 30, 2012	77,163,074	77,163	144,105,063	(101,842,227)	153,401	42,493,400

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2012
(Expressed in US dollars)
(Unaudited)

1.	Nature of Operations

Uranerz Energy Corporation (the “Company”) was incorporated in the State of Nevada, U.S.A. on May 26, 1999. In 2005 the Company changed its name from Carleton Ventures Corp. to Uranerz Energy Corporation and commenced acquiring and developing uranium resources. The Company has mineral property interests and development projects in Wyoming, USA.

The Company is an Exploration Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission (“SEC”) instructions for companies filing Form 10-Q. In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2012, and the results of operations and cash flows for the period then ended. The financial data and other information disclosed in the notes to the interim consolidated financial statements related to this period are unaudited. The results for the three and six-month periods ended June 30, 2012 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2012. The unaudited interim consolidated financial statements have been condensed pursuant to the Securities and Exchange Commission's rules and regulations and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these unaudited interim consolidated financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements and notes thereto for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K filed on March 14, 2012 with the SEC.

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

Mineral property exploration costs are expensed as incurred. Costs for acquired mineral property databases are similarly capitalized and then impaired if the criteria for capitalization are not met. Capitalization of mine development costs that meet the definition of an asset commence once all operating mineralization is classified as proven and probable reserves, and a bankable feasibility study has been completed or the Company determines that a mine will be developed.

Mineral property acquisition costs are capitalized and then impaired if the criteria for capitalization are not met and unless the Company determines a property can be economically developed as a result of establishing proven and probable reserves, a bankable feasibility study and reasonably securing all operating permits. In the event that a mineral property is acquired through the issuance of the Company’s shares, the mineral property is recorded at the fair value of the respective property or the fair value of common shares and other instruments issued, whichever is more readily determinable.

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
June 30, 2012
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	d)	Restoration and Reclamation Costs (Asset Retirement Obligations)

United States regulatory authorities require the Company to restore and reclaim its mine area after mining is completed. Pursuant to ASC 410, Asset Retirement and Environmental Obligations, the fair value of asset retirement obligations is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Upon initial recognition of a liability, the fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. Future reclamation and remediation costs are accrued based on management's best estimate at the end of each period of the costs expected to be incurred to remediate each project.

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

3.	Property and Equipment

			June 30,	December 31,
			2012	2011
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Computers and office equipment	300,246	193,714	106,532	85,258
Field equipment	1,265,587	721,521	544,066	384,676
	1,565,833	915,235	650,598	469,934

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2012
(Expressed in US dollars)
(Unaudited)

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

	June 30, 2012			December 31, 2011
		Accumulated	Net Carrying		Accumulated	Net Carrying
	Cost	Depreciation	Value	Cost	Depreciation	Value
	$	$	$	$	$	$

Site	2,217,414	–	2,217,414	1,232,431	–	1,232,431
Buildings	4,207,751	–	4,207,751	1,991,156	–	1,991,156
Equipment	4,901,322	–	4,901,322	1,323,042	–	1,323,042
Field equipment	924,383	79,294	845,089	474,320	–	474,320
Well field	7,407,303	–	7,407,303	3,342,056	–	3,342,056
Mine development cost	3,122,806	–	3,122,806	1,391,062	–	1,391,062
	22,780,979	79,294	22,701,685	9,754,067	–	9,754,067

5.	Mineral Properties

On May 30, 2012, the Company, on behalf of the Arkose Mining Venture, leased thirteen acres of mineral properties within Arkose’s area of interest in Wyoming with a production royalty of six or eight per cent depending on the price of uranium concentrate.

6.	Balance Sheet Details

a)	The components of prepaid expenses and deposits are as follows:

	June 30,	December 31,
	2012	2011
	$	$
Insurance	135,207	148,910
Lease costs	110,535	324,800
Reclamation bonding	107,744	209,183
Surface use and damage costs	187,391	205,514
Other	32,000	2,441
Current prepaid expenses and deposits	572,877	890,848

Deposits	29,589	29,417
Power supply advance	674,200	674,200
Surface use and damage costs	286,465	–
Power supply deposit	–	112,399
Non-current prepaid expenses and deposits	990,254	816,016

b)	The components of accrued liabilities are as follows:

	June 30,	December 31,
	2012	2011
	$	$
Construction expenses	500,266	309,624
Mineral exploration expenses	145,536	148,808
Reclamation costs	54,390	50,160
Registration fees	–	74,050
Employee expense	134,186	72,200
Executive compensation	–	500,000
Professional fees	–	71,400
Other	73,382	–
Total accrued liabilities	907,760	1,226,242

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2012
(Expressed in US dollars)
(Unaudited)

7.	Related Party Transactions / Balances

a)

During the six months ended June 30, 2012, the Company incurred $528,312 (2011 - $513,334) for consulting services (included in general and administrative expenses) provided by officers. Other general and administrative expenses were reimbursed in the normal course of business. At June 30, 2012, consulting services and expenditures incurred on behalf of the Company of $33,439 (December 31, 2011 - $71,340) are owed to these officers, and these amounts are unsecured, non-interest bearing, and due on demand.

b)

During the six months ended June 30, 2012, the Company paid fees of $86,250 (2011 - $83,875) to non- executive directors of the Company for their services as directors. Other general and administrative expenses were reimbursed to the directors in the normal course of business.

	c)	During the six months ended June 30, 2012, the Company incurred bonuses to related party officers of $20,000 (2011 - $671,993) which are included in general and administrative expenses.

8.	Asset Retirement Obligations

The following summary sets forth the period changes to the Company’s asset retirement obligation relating to the Company’s Nichols Ranch ISR Uranium Project in Wyoming:

Balance at December 31, 2011	$339,564
Liabilities incurred	413,428
Accretion expense	16,988
Balance at June 30, 2012	$769,980

The current portion of reclamation and remediation are included in accrued liabilities as these remediation activities are conducted on a recurring basis (see Note 6).

9.	Stock-based Compensation

The Company adopted a Stock Option Plan dated November 7, 2005 under which the Company is authorized to grant stock options to acquire up to a total of 10,000,000 shares of common stock. No options shall be issued under the Stock Option Plan at a price per share less than the defined Market Price. On June 11, 2008, the Company modified the Stock Option Plan to define Market Price as the volume weighted average trading price of the Company’s common shares for the five trading days before the date of grant on the Toronto Stock Exchange or American Stock Exchange, now the NYSE MKT, whichever has the greater trading volume. On June 15, 2011, the Company amended the 2005 Non-Qualified Stock Option Plan to increase the number of shares authorized for issuance under the plan from 10,000,000 to 30,000,000 and extend the plan termination date for an additional 10 years.

During the six months ended June 30, 2012, the Company recorded $164,354 for the vesting of previously granted stock options, as general and administrative expense.

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

The fair values of stock options granted were estimated at the date of grant using the Black-Scholes option- pricing model and the weighted average grant date fair values of stock options granted and vested during the six months ended June 30, 2012 and 2011 were $nil and $2.54 per share, respectively.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2012
(Expressed in US dollars)
(Unaudited)

9.	Stock-based Compensation (continued)

The weighted average assumptions used for each of the six months ended June 30, are as follows:

	2012	2011

Expected dividend yield	–	0%
Risk-free interest rate	–	1.83%
Expected volatility	–	98%
Expected option life (in years)	–	4.43

The total intrinsic value of stock options exercised during the six months ended June 30, 2012 and 2011 was $131,894, and $6,356,975, respectively.

The following table summarizes the continuity of the Company’s stock options:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
		$		$

Outstanding, December 31, 2011	7,751,180	2.54	7.08	1,162,421

Exercised	(76,300)	0.84

Expired	(45,000)	3.05

Outstanding, June 30, 2012	7,629,880	2.55	6.63	603,783

Exercisable, June 30, 2012	7,148,380	2.60	6.43	603,783

A summary of the status of the Company’s non-vested stock options outstanding as of December 31, 2011, and changes during the six months ended June 30, 2012 is presented below:

		Weighted Average
	Number of	Grant Date
Non-vested stock options	Options	Fair Value
		$

Non-vested at December 31, 2011 and June 30, 2012	481,500	1.37

As at June 30, 2012, there was $478,612 of unrecognized compensation cost related to non-vested stock option agreements. This cost is expected to be recognized over a weighted average period of 1.45 years.

10.	Commitments

a)

The Company has employment or consulting services agreements with each of its executives. Officers with contracts for services have notice requirements which permit pay in lieu of notice and all officers are due a termination payment following a change in control of the Company.

	b)	On September 18, 2008, the Company signed two mining lease agreements which require ten annual payments of $75,000. The first four payments have been made.

	c)	On May 19, 2010, the Company signed an office premises lease for a period of three years commencing September 1, 2010. Rent is approximately $49,592 (Cdn$50,604) per annum.

d)

On February 14, 2012 the Company signed an office lease for a primary term of two years, February 1, 2012 and ending January 31, 2014. Rent consideration is $141,258 per annum. The lease agreement may be renewed for two additional years.

	e)	The Company is party to a processing agreement under which it is committed to minimum annual payments of $450,000 for each of the years 2013, 2014 and 2015.

f)

The Company is committed under two sales agreements to supply triuranium octoxide (U3O8) over a five year period. One sales agreement has defined pricing each year and the second agreement has pricing which contains market referenced price, with combined spot and long term indicators, to set the sales price.

	g)	At June 30, 2012 the Company has construction purchase orders outstanding for approximately $2,500,000.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2012
(Expressed in US dollars)
(Unaudited)

11.	Segment Disclosures

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

Financial statement information by operating segment is presented below:

	June 30, 2012			December 31, 2011
	Total	Uranerz	Arkose	Total	Uranerz	Arkose
	$	$	$	$	$	$

Assets	46,245,896	45,644,444	601,452	48,648,543	47,986,464	662,079

	For the			For the
	Six Months Ended			Six Months Ended
	June 30, 2012			June 30, 2011
	Total	Uranerz	Arkose	Total	Uranerz	Arkose
	$	$	$	$	$	$

Net loss	(3,465,299)	(3,083,827)	(381,472)	(9,673,287)	(8,970,709)	(702,578)
Interest revenue	28,696	28,696	–	41,087	41,087	–
Depreciation	(121,811)	(121,811)	–	(115,211)	(115,211)	–
Accretion	(16,988)	(16,988)	–	–	–	–

	For the			For the
	Three Months Ended			Three Months Ended
	June 30, 2012			June 30, 2011
	Total	Uranerz	Arkose	Total	Uranerz	Arkose

Net loss	(1,758,379)	(1,491,330)	(267,049)	(4,412,577)	(3,907,937)	(504,641)
Interest revenue	12,562	12,562	–	(55,307)	(55,307)	–
Depreciation	(62,687)	(62,687)	–	(60,493)	(60,493)	–
Accretion	(11,172)	(11,172)	–	–	–	–

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

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the section titled "Risk Factors " contained in our annual report on Form 10-K for the year ended December 31, 2011 and filed with the Securities and Exchange Commission on March 14, 2012. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

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

Our Powder River Basin properties include:

  our 100% owned properties that totaled 20,781 acres as of June 30, 2012; and
  our 81% interest in Arkose Mining Venture properties that totaled 59,860 acres as of June 30, 2012.

Our 100% owned properties are comprised of unpatented mineral lode claims, state leases and fee (private) mineral leases, summarized as follows:

		Number of Claims/
Property Composition	Ownership Interest (1)	Leases	Acreage
Unpatented Lode Mining Claims	100%	839	16,780
State Leases	100%	36	1,360
Fee (private) Mineral Leases	100%	41	2,641
Total			20,781

(1) Subject to various royalties.

Our 100% owned properties in the Powder River Basin include the following property units:

Property	No. Claims	Acreage

Jane Dough	22	440
Collins Draw	32	640
North Rolling Pin	54	1,080
Hank	66	1,320
Nichols Ranch	36	720
Willow Creek	11	220
West North-Butte	125	2,500
East Nichols	44	880
North Nichols	107	2,140
Reno Creek	13	260
TOTAL	510	10,200

The Arkose Mining Venture properties are comprised of unpatented lode mining claims, state leases and fee (private) mineral leases, summarized as follows:

		Number of Claims/
Property Composition	Ownership Interest (1)	Leases	Acreage
Unpatented Lode Mining Claims	81%	2,641	43,207
State Leases	81%	3	2,080
Fee (private) Mineral Leases	81%	65	14,573

Total			59,860

(1) Subject to various royalties.

Through a combination of claim staking, purchasing and leasing, we have also acquired interests in projects that lie within the Powder River Basin but outside of the project areas discussed above. These additional properties include the Verna Ann and Niles Ranch. However, due to our focus on other projects, we have not yet made any decisions on these projects.

Information regarding the location of and access to our Wyoming properties, together with the history of operations, present condition and geology of each of our properties, is presented in Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2011 under the heading "Description of Properties", previously filed with the Securities and Exchange Commission on March 14, 2012.

We control a large strategic land position in the Pumpkin Buttes Uranium Mining District of the central Powder River Basin of Wyoming, U.S.A. and continually investigate other uranium opportunities as they arise. We are principally focused on the development of our properties in the Powder River Basin area into commercial ISR uranium mines. In anticipation of receiving all the approvals necessary to begin production at our Nichols Ranch ISR uranium Project ("Nichols Ranch"), we commenced a marketing program for conditional sales of uranium. In July of 2009 we announced that we entered into a sales agreement with Exelon Generation Company, LLC for the sale of uranium over a five year period at defined pricing. In August of 2009 we announced our second contract for the sale of uranium to a U.S. utility also over five years, with a pricing structure that contains references to both spot and long-term prices and includes floor and ceiling prices. These long-term contracts for the sale of uranium are with two of the largest nuclear utilities in the U.S. These two agreements do not individually represent a substantial portion of our targeted uranium production and our business is not substantially dependent on these agreements.

Our plan of operations for Nichols Ranch is to bring two properties into production, the Nichols Ranch and Hank units, together referred to as the Nichols Ranch ISR Uranium Project, and continue the exploration and development of our other Wyoming Powder River Basin properties.

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

In December 2010 we received a Permit to Mine from the Wyoming Department of Environmental Quality- Land Quality Division ("WDEQ-WQD"). In July 2011 we received our Source Material License from the USA Nuclear Regulatory Commission and immediately began construction of Nichols Ranch with a target completion date of late 2012. The mine plan includes a central processing plant ("CPP") at our Nichols Ranch unit and a second ion exchange uranium concentrating facility at our Hank unit. In November 2011 we signed a processing agreement with Cameco Resources ("Cameco"), a wholly-owned Wyoming subsidiary of Cameco Corporation, the world's largest publicly-traded uranium company. Under the agreement we will deliver uranium-loaded resin produced from the Company's Nichols Ranch to Cameco's Smith Ranch Highland uranium mine for final processing into dried uranium concentrate packaged for shipping to a converter. Cameco's Smith Ranch Highland mine is located in the Powder River Basin approximately 25 air miles south of our Nichols Ranch. The Jane Dough unit is compatible with this plan.

During the last half of 2011 and the first six months of 2012 we continued construction of the CPP and Production Area #1 on the Nichols Ranch unit.

During the second quarter of 2012 we continued construction of the Nichols Ranch ISR:

  completed site earthwork and construction of buildings;
  received delivery of most equipment for the CPP;
  installed 23 production wells in Nichols Ranch Production Area #1;
  erected two header houses and commenced fusing of the wellfield trunkline;
  completed power supply lines;
  hired Permitting Coordinator, Radiation Safety Officer and Operations Manager;
  commenced installation of electrical and mechanical equipment;

  continued preparation of permit applications for a third mining unit; and
  saw our Deep Disposal Well application go out for public comment and subsequent review by the WDEQ- WQD; a decision to approve is outstanding.

We also held our Annual General Meeting in June where Directors were elected and Auditors appointed, and continued a modest exploration program, drilling 47 holes in the Monument project area.

Our focus is on construction of a mine and exploration in the Powder River Basin, construction of a processing facility and installation of the environmental monitor and production wells for the first well field of the Nichols Ranch Unit. Up to three drilling rigs are engaged for installing monitor and production wells, and regulatory milestones are being pursued in order to meet startup requirements following completion of construction activities.

Subsequent Event

George Hartman our Executive Vice President, Chief Operating Officer and Director announced his retirement (at the age of 72) effective September 15, 2012.

Financial Position

The Company's overall financial position is disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 14, 2012 and the unaudited consolidated Financial Statements at June 30, 2012 as provided herein under the section heading "Financial Statements" above.

Liquidity and Capital Resources

We are carrying out a mine development program and exploration in Wyoming with a budget of approximately $26,000,000 in 2012 as reported in Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2011 under the heading "Description of Properties", previously filed with the Securities and Exchange Commission.. This plan anticipates completion of our Nichols Ranch Unit in late 2012, with production commencing shortly thereafter. Mineral property acquisitions, dependent upon opportunities that may arise, will be additional expenditures. During the three and six months ended June 30, 2012, operational expenditures incurred were $1,770,941 and $3,493,995 respectively and for the six months ended June 30, 2012 approximately $12,000,000 was incurred for Nichols Ranch Unit capital assets.

At June 30, 2012 we had cash and short term securities of $19,252,923 and working capital of $16,877,736, as compared to cash and short term securities of $34,644,745 and working capital of $32,759,869 as at December 31, 2011. Our cash is invested in bank guaranteed savings accounts which are available on demand.

Net cash used in operating activities was $3,683,326 for the six months ended June 30, 2012, compared to $4,897,555 for the corresponding period in 2011, reduced somewhat as resources were redirected to capital activities. Net cash used to purchase property and equipment was $11,999,412 for the six months ended June 30, 2012, compared to $823,163 used in the corresponding period in 2011. Asset acquisitions for Nichols Ranch Unit accounted for most of the 2012 investment in property and equipment.

Net cash provided by financing activities amounted to $290,916 for the six months ended June 30, 2012, from contributions from non-controlling interest in our Arkose Mining Venture and proceeds of issuance of common stock on the exercise of options, compared to $14,136,106 provided in the corresponding period in 2011. The decrease is attributable to the issuance of common stock in 2011.

During the twelve-month period following the date of this quarterly report, we anticipate that we will begin to generate a modest amount of revenue. The Nichols Ranch is expected to incur additional expenditures of approximately $13 million before the Nichols Ranch Unit is ready for production by late 2012, depending on the outcome of our application to drill two Deep Water Disposal Wells. Our exploration plans will be continually evaluated and modified as exploration and environmental results become available. General and administrative expenses, planning and environmental expenses are incurred throughout the year; most of our exploration expenditures are incurred during the drilling period of March through November. Modifications to our plans will be based on many factors including results of exploration, assessment of data, weather conditions, exploration costs, the price of uranium, the issuance of permits and available capital. Further, the extent of exploration programs that we undertake will be dependent upon the amount of financing available to us.

To date, our primary source of funds has been equity financings, and this trend is expected to continue together with production related financing when we are in production. We believe we will have sufficient funds to continue the construction of Nichols Ranch Unit, continue our exploration and planning and to meet on-going operating expenses for the next twelve months as we scale our development and operations to the resources we have available. We anticipate that any additional funding may be in the form of equity financing from the sale of our common stock and the exercise of share purchase options or debt, depending on capital markets. Accordingly, in 2011, we filed a Form S 3 "shelf registration statement", including equity and/or debt, in the amount of $100 million.

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

Results of Operations

Three-month period ended June 30, 2012 compared to three-month period ended June 30, 2011

Revenue and Operating Expenses

We have not earned any revenues to date and we anticipate that we may generate modest revenues during the twelve-month period following the date of this quarterly report.

We incurred total operating expenses of approximately $1,770,941 for the three-month period ended June 30, 2012, as compared to $4,357,570 for the corresponding period in 2011. The decrease of operating expenses in the amount of $2,586,329 was primarily attributable to a $2,118,481 decrease in stock-based compensation and a decrease in mineral property expenses of $258,005.

We had no significant financing expense for the three-month periods ended June 30, 2012 and 2011. Our interest income of $12,562 for the three-month period ended June 30, 2012 was down from $22,132 in 2011 when investments were higher. This income resulted from short term investments which are periodically adjusted to market.

Net loss for the three-month period ended June 30, 2012 was approximately $1,758,379, as compared to approximately $4,412,577 for the corresponding period in 2011. The decrease in net loss was primarily attributable to the decrease in operating expenses resulting from a decrease in stock-based compensation and mineral property expenses.

Six-month period ended June 30, 2012 compared to six-month period ended June 30, 2011

We incurred total operating expenses of approximately $3,493,995 for the six-month period ended June 30, 2012, as compared to $9,714,374 for the corresponding period in 2011. The decrease of operating expenses in the amount of $6,220,379 was primarily attributable to a $4,890,882 decrease in stock-based compensation included in general and administrative expenses, a $1,013,095 decrease in other general and administrative expenses as resources were shifted to capital activities and by a $309,956 decrease in mineral property expenses.

We had no significant financing expense for the six-month periods ended June 30, 2012 and 2011. We earned $28,696 of interest income for the six month period ended June 30, 2012 as compared to $41,087 for the corresponding period in 2010. This decrease resulted from reduced short term investments.

Net loss for the six-month period ended June 30, 2012 was approximately $3,465,299, as compared to approximately $9,673,287 for the corresponding period in 2011, a decrease of $6,207,988. The net loss was affected by the variation of operating expenses described above.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders except as disclosed in the unaudited Financial Statements at June 30, 2012. The Company has had no material changes to its off-balance sheet arrangements as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 14, 2012 and the unaudited Financial Statements at June 30, 2012 as provided herein under the section heading "Financial Statements" above.

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

Mineral property exploration costs are expensed as incurred. Costs for acquired mineral property databases are similarly capitalized and then impaired if the criteria for capitalization are not met. Capitalization of mine development costs that meet the definition of an asset commence once all operating mineralization is classified as proven and probable reserves, and a bankable feasibility study has been completed or the Company determines that a mine will be developed.

Mineral property acquisition costs are capitalized and then impaired if the criteria for capitalization are not met and unless the Company determines a property can be economically developed as a result of establishing proven and probable reserves, a bankable feasibility study and reasonably securing all operating permits. In the event that a mineral property is acquired through the issuance of the Company’s shares, the mineral property is recorded at the fair value of the respective property or the fair value of common shares and other instruments issued, whichever is more readily determinable.

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

Contractual Obligations

The Company has had no material changes to its contractual obligations as disclosed in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2012 and the unaudited Financial Statements at June 30, 2012 as provided herein under the section heading "Financial Statements" above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our operations are not yet exposed to risks associated with commodity prices, interest rates and credit. Commodity price risk is defined as the potential loss that we may incur as a result of changes in the market value of uranium. Interest rate risk results from our debt and equity instruments that we issue to provide financing and liquidity for our business. Credit risk would arise from the extension of credit throughout all aspects of our business but is not yet significant. Industry-wide risks can, however, affect our general ability to finance exploration, and development of exploitable resources; such effects are not predictable or quantifiable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this report, an evaluation was carried out under the supervision of and with the participation of the Company's management, including its Chief Executive Officer ("CEO"), Glenn Catchpole, and Chief Financial Officer ("CFO"), Benjamin Leboe, of the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Rule 13a- 15(e) and Rule 15d- 15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms; and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

During our most recently completed fiscal quarter ended June 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2012, no unregistered securities were sold.

Item 3. Defaults upon Senior Securities

None.

Item 4.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (“Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended June 30, 2012, the Company’s mineral properties were not subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety Act.

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

URANERZ ENERGY CORPORATION

By: /s/ Benjamin Leboe and	By: /s/ Glenn Catchpole

Benjamin Leboe, Senior Vice President, Finance and	Glenn Catchpole, President and Chief Executive
Chief Financial Officer	Officer, Director
(Principal Financial and Accounting Officer)	(Principal Executive Officer)

Date: August 8, 2012	Date: August 8, 2012