Form 10-Q
period 2012-09-30
URANERZ ENERGY CORP.
filed 2012-11-08
CIK 1162324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
Yes [  ]     No[X]

Number of shares of issuer’s common stock outstanding at November 7, 2012: 77,207,574

INDEX

PART I - FINANCIAL INFORMATION		3
Item 1.	Financial Statements (unaudited)	3
	Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011
	Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011 and Accumulated from May 26, 1999 (date of inception) to September 30, 2012
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and Accumulated from May 26, 1999 (date of inception) to September 30, 2012
	Consolidated Statement of Stockholders’ Equity for the nine month period from January 1, 2012 to September 30, 2012
	Notes to the Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10
Item 4.	Controls and Procedures	11
PART II - OTHER INFORMATION		11
Item 1.	Legal Proceedings	12
Item 1A.	Risk Factors	12
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3.	Defaults Upon Senior Securities	12
Item 4.	Mine Safety Disclosure	12
Item 5.	Other Information	12
Item 6.	Exhibits	12
SIGNATURES		14

Item 1. Financial Statements (unaudited)

Uranerz Energy Corporation
(An Exploration Stage Company)

September 30, 2012

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	September 30,	December 31,
	2012	2011
	$	$
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	11,784,479	34,644,745
Prepaid expenses and deposits (Note 6(a))	975,566	890,848
Other current assets	38,287	29,826
Total Current Assets	12,798,332	35,565,419
Prepaid Expenses and Deposits (Note 6(a))	1,062,675	816,016
Mineral Property Reclamation Surety Deposits	2,043,400	2,043,107
Property and Equipment (Note 3)	595,457	469,934
Construction in Progress (Note 4)	26,640,070	9,754,067
Total Assets	43,139,934	48,648,543

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	516,023	1,507,968
Accrued liabilities (Note 6(b))	689,641	1,226,242
Due to related parties (Note 7)	23,596	71,340
Total Current Liabilities	1,229,260	2,805,550
Asset Retirement Obligations (Note 8)	944,102	339,564
Total Liabilities	2,173,362	3,145,114

Commitments (Note 10)
Stockholders’ Equity
Preferred Stock, 10,000,000 shares authorized, $0.001 par value; No shares issued and outstanding	–	–
Common Stock, 750,000,000 shares authorized, $0.001 par value; 77,203,074 and 77,086,774 shares issued and outstanding, respectively	77,203	77,087
Additional Paid-in Capital	144,218,103	143,876,826
Deficit Accumulated During the Exploration Stage	(103,511,137)	(98,562,700)
Total Stockholders’ Equity	40,784,169	45,391,213
Non-controlling Interest	182,403	112,216
Total Equity	40,966,572	45,503,429
Total Liabilities and Stockholders’ Equity	43,139,934	48,648,543

(The accompanying notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in US dollars)
(Unaudited)

	Accumulated From
	May 26, 1999
	(Date of Inception)	Three Months Ended		Nine Months Ended
	to September 30,	September 30,		September 30,
	2012	2012	2011	2012	2011
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses
Depreciation	977,451	62,215	43,407	184,026	158,618
Accretion (Note 8)	33,968	14,462	–	31,450	–
Foreign exchange	98,002	4,933	11,079	15,507	51,687
General and administrative (Notes 7 and 9)	54,330,361	1,181,633	1,289,605	3,838,144	9,850,093
Mineral property expenditures	54,353,884	543,222	1,000,648	1,231,333	1,998,715
Total Operating Expenses	109,793,666	1,806,465	2,344,739	5,300,460	12,059,113
Operating Loss	(109,793,666)	(1,806,465)	(2,344,739)	(5,300,460)	(12,059,113)
Other Income (Expense)
Gain on sale of investment securities	79,129	–	–	–	–
Interest income	2,058,094	10,474	18,938	39,170	60,025
Loss on settlement of debt	(132,000)	–	–	–	–
Mineral property option payments received	152,477	–	–	–	–
Total Other Income	2,157,700	10,474	18,938	39,170	60,025
Loss from continuing operations	(107,635,966)	(1,795,991)	(2,325,801)	(5,261,290)	(11,999,088)
Discontinued operations
Loss from discontinued operations	(28,732)	–	–	–	–
Gain on disposal of discontinued operations	979,709	–	–	–	–
Gain on Discontinued Operations	950,977	–	–	–	–
Net Loss and Comprehensive Loss	(106,684,989)	(1,795,991)	(2,325,801)	(5,261,290)	(11,999,088)
Net Loss and Comprehensive Loss Attributable to non-controlling interest	3,173,852	127,081	212,707	312,853	440,224
Net Loss and Comprehensive Loss Attributable to the Company	(103,511,137)	(1,668,910)	(2,113,094)	(4,948,437)	(11,558,864)
Amounts attributable to Company shareholders
Loss from continuing operations	(104,462,114)	(1,668,910)	(2,113,094)	(4,948,437)	(11,558,864)
Gain on discontinued operations	950,977	–	–	–	–
Net Loss Attributable to the Company	(103,511,137)	(1,668,910)	(2,113,094)	(4,948,437)	(11,558,864)
Net Loss Per Share – Basic and Diluted		(0.02)	(0.03)	(0.06)	(0.15)

Weighted Average Shares Outstanding		77,176,000	76,925,000	77,153,000	75,627,000

(The accompanying notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Accumulated From	For The	For The
	May 26, 1999	Nine Months	Nine Months
	(Date of Inception)	Ended	Ended
	to September 30,	September 30,	September 30,
	2012	2012	2011
	$	$	$
Operating Activities
Net loss	(106,684,989)	(5,261,290)	(11,999,088)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	977,451	184,026	158,618
Accretion expense	33,968	31,450	–
Equity loss on investment	74,617	–	–
Gain on disposition of discontinued operations	(979,709)	–	–
Gain on sale of investment securities	(79,129)	–	–
Loss on settlement of debt	132,000	–	–
Non-cash mineral property option payment	(37,500)	–	–
Shares issued to acquire mineral properties	19,105,000	–	–
Warrants issued for mineral property costs	1,258,000	–	–
Stock-based compensation	26,911,960	247,434	5,060,501
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(2,032,004)	(331,377)	(34,548)
Other current assets	(38,262)	(8,461)	(8,494)
Asset retirement obligation	–	–	200,352
Accounts payable and accrued liabilities	466,705	(822,249)	(133,223)
Due to related parties	494,355	(47,744)	(16,219)
Net Cash Used in Operating Activities	(60,397,537)	(6,008,211)	(6,772,101)
Investing Activities
Reclamation surety deposits	(2,043,400)	(293)	(386)
Acquisition of subsidiary, net cash paid	(48)	–	–
Proceeds from sale of marketable securities	20,548,664	–	–
Purchase of property and equipment	(26,229,683)	(17,328,761)	(3,401,477)
Purchase of investment securities	(20,432,035)	–	–
Disposition of subsidiary	905,092	–	–
Net Cash Used In Investing Activities	(27,251,410)	(17,329,054)	(3,401,863)
Financing Activities
Repayment of loan payable	(98,414)	–	–
Advances from related party	10,700	–	–
Contributions from non-controlling interest	3,356,256	383,040	505,622
Proceeds from issuance of common stock	100,672,022	93,959	14,286,596
Stock issuance costs	(4,507,138)	–	(24,643)
Net Cash Provided By Financing Activities	99,433,426	476,999	14,767,575
Increase (Decrease) In Cash	11,784,479	(22,860,266)	4,593,611
Cash - Beginning of Period	–	34,644,745	36,437,370
Cash - End of Period	11,784,479	11,784,479	41,030,981
Non-cash Investing and Financing Activities
Sale of 60% of subsidiary for interest in mineral property	774,216	–	–
Investment securities received as a mineral property option payment	37,500	–	–
Purchase of equipment with loan payable	98,414	–	–
Stock options issued for construction in progress	105,119	–	–
Common stock issued to settle debt	744,080	–	–
Warrants issued for mineral property costs	1,258,000
Common stock issued for mineral property costs	19,105,000	–	–
Supplemental Disclosures
Interest paid	12,184	–	424
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statement of Stockholders’ Equity
For the Nine-Month Period Ended September 30, 2012
(Expressed in US dollars)
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development	Non-Controlling
	Shares	Amount	Capital	Stage	Interest	Total
	#	$	$	$	$	$

Balance, December 31, 2011	77,086,774	77,087	143,876,826	(98,562,700)	112,216	45,503,429
Fair value of stock options granted	–	–	247,434	–	–	247,434
Common stock issued upon the exercise of options	116,300	116	93,843	–	–	93,959
Contribution from non-controlling interest	–	–	–	–	383,040	383,040
Net loss for the period	–	–	–	(4,948,437)	(312,853)	(5,261,290)
Balance, September 30, 2012	77,203,074	77,203	144,218,103	(103,511,137)	182,403	40,966,572

(The accompanying notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2012
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

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the Securities and Exchange Commission (“SEC”) instructions for companies filing Form 10-Q. In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2012, and the results of operations and cash flows for the period then ended. The financial data and other information disclosed in the notes to the interim consolidated financial statements related to this period are unaudited. The results for the three and nine-month periods ended September 30, 2012 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2012. The unaudited interim consolidated financial statements have been condensed pursuant to the Securities and Exchange Commission’s rules and regulations and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these unaudited interim consolidated financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements and notes thereto for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K filed on March 14, 2012 with the SEC.

These interim consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. These interim consolidated financial statements include the accounts of the Company and the accounts of an unincorporated venture, Arkose Mining Venture (“Arkose”) in which the Company holds an 81% interest and maintains majority voting control. The Company’s fiscal year-end is December 31.

	b)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents.

	c)	Mineral Property Costs

The Company is primarily engaged in the acquisition, exploration and development of mineral properties with the objective of extracting minerals from these properties.

Mineral property exploration costs are expensed as incurred. Costs for acquired mineral property databases are initially capitalized and then impaired if the criteria for continued capitalization are not met. Capitalization of mine development costs that meet the definition of an asset commence once all operating mineralization is classified as proven and probable reserves, and a bankable feasibility study has been completed or the Company determines that a mine will be developed.

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
September 30, 2012
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	d)	Restoration and Reclamation Costs (Asset Retirement Obligations)

United States regulatory authorities require the Company to restore and reclaim its mine area after mining is completed. Pursuant to ASC 410, Asset Retirement and Environmental Obligations, the fair value of asset retirement obligations is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Upon initial recognition of a liability, the fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. Future reclamation and remediation costs are accrued based on management’s best estimate at the end of each period of the costs expected to be incurred to remediate each project.

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

3.	Property and Equipment

			September 30,	December 31,
			2012	2011
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Computers and office equipment	306,050	203,480	102,570	85,258
Field equipment	1,266,857	773,970	492,887	384,676
	1,572,907	977,450	595,457	469,934

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2012
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

	September 30, 2012			December 31, 2011
		Accumulated	Net Carrying		Accumulated	Net Carrying
	Cost	Depreciation	Value	Cost	Depreciation	Value
	$	$	$	$	$	$

Site	2,373,220	–	2,373,220	1,232,431	–	1,232,431
Buildings	4,500,568	–	4,500,568	1,991,156	–	1,991,156
Equipment	6,330,044	–	6,330,044	1,323,042	–	1,323,042
Field equipment	966,217	123,640	842,577	474,320	–	474,320
Well field	8,376,509	–	8,376,509	3,342,056	–	3,342,056
Mine development cost	4,217,152	–	4,217,152	1,391,062	–	1,391,062
	26,763,710	123,640	26,640,070	9,754,067	–	9,754,067

5.	Mineral Properties

On May 30, 2012, the Company, on behalf of the Arkose Mining Venture, leased thirteen acres of mineral properties within Arkose’s area of interest in Wyoming with a production royalty of six or eight per cent depending on the price of uranium concentrate.

6.	Balance Sheet Details

	a)	The components of prepaid expenses and deposits are as follows:

	September 30,	December 31,
	2012	2011
	$	$
Insurance	90,324	148,910
Lease costs	542,052	324,800
Reclamation bonding	41,465	209,183
Surface use and damage costs	262,096	205,514
Other	39,629	2,441
Current prepaid expenses and deposits	975,566	890,848

Deposits	29,771	29,417
Power supply advance	674,200	674,200
Surface use and damage costs	358,704	–
Power supply deposit	–	112,399
Non-current prepaid expenses and deposits	1,062,675	816,016

b)	The components of accrued liabilities are as follows:

	September 30,	December 31,
	2012	2011
	$	$
Construction expenses	395,295	309,624
Mineral exploration expenses	60,051	148,808
Reclamation costs	39,000	50,160
Registration fees	–	74,050
Employee expense	195,295	72,200
Executive compensation	–	500,000
Professional fees	–	71,400
Total accrued liabilities	689,641	1,226,242

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2012
(Expressed in US dollars)
(Unaudited)

7.	Related Party Transactions / Balances

a)

During the nine months ended September 30, 2012, the Company incurred $786,539 (2011 - $772,123) for consulting services (included in general and administrative expenses) provided by officers. Other general and administrative expenses were reimbursed in the normal course of business. At September 30, 2012, consulting services and expenditures incurred on behalf of the Company of $23,596 (December 31, 2011 - $71,340) are owed to these officers, and these amounts are unsecured, non-interest bearing, and due on demand.

b)

During the nine months ended September 30, 2012, the Company paid fees of $124,375 (2011 - $120,115) to non-executive directors of the Company for their services as directors. Other general and administrative expenses were reimbursed to the directors in the normal course of business.

	c)	During the nine months ended September 30, 2012, the Company incurred bonuses to related party officers of $20,000 (2011 - $671,993) which are included in general and administrative expenses.

8.	Asset Retirement Obligations

The following summary sets forth the period changes to the Company’s asset retirement obligation relating to the Company’s Nichols Ranch ISR Uranium Project in Wyoming:

Balance at December 31, 2011	$339,564
Liabilities incurred	573,088
Accretion expense	31,450
Balance at September 30, 2012	$944,102

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

During the nine months ended September 30, 2012, the Company recorded $247,434 for the vesting of previously granted stock options, as general and administrative expense.

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

The fair values of stock options granted were estimated at the date of grant using the Black-Scholes option- pricing model and the weighted average grant date fair values of stock options granted and vested during the nine months ended September 30, 2012 and 2011 were $nil and $2.54 per share, respectively.

The weighted average assumptions used for each of the nine months ended September 30, are as follows:

	2012	2011

Expected dividend yield	–	0%
Risk-free interest rate	–	1.83%
Expected volatility	–	98%
Expected option life (in years)	–	4.43

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2012
(Expressed in US dollars)
(Unaudited)

9.	Stock-based Compensation (continued)

The total intrinsic value of stock options exercised during the nine months ended September 30, 2012 and 2011 was $159,894, and $6,753,095, respectively.

The following table summarizes the continuity of the Company’s stock options:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
		$		$

Outstanding, December 31, 2011	7,751,180	2.54	7.08	1,162,421

Exercised	(116,300)	0.81

Expired	(45,000)	3.05

Outstanding, September 30, 2012	7,589,880	2.56	6.39	803,911

Exercisable, September 30, 2012	7,108,380	2.61	6.20	803,911

A summary of the status of the Company’s non-vested stock options outstanding as of December 31, 2011, and changes during the nine months ended September 30, 2012 is presented below:

		Weighted Average
	Number of	Grant Date
Non-vested stock options	Options	Fair Value
		$

Non-vested at December 31, 2011 and September 30, 2012	481,500	1.37

As at September 30, 2012, there was $395,532 of unrecognized compensation cost related to non-vested stock option agreements. This cost is expected to be recognized over a weighted average period of 1.20 years.

10.	Commitments

a)

The Company has employment or consulting services agreements with each of its executives. Officers with contracts for services have notice requirements which permit pay in lieu of notice and all officers are due a termination payment following a change in control of the Company.

	b)	On September 18, 2008, the Company signed two mining lease agreements which require ten annual payments of $75,000. The first four payments have been made.

	c)	On May 19, 2010, the Company signed an office premises lease for a period of three years commencing September 1, 2010. Rent is approximately $51,616 (Cdn$50,604) per annum.

d)

On February 14, 2012, the Company signed an office lease for a primary term of two years, starting February 1, 2012 and ending January 31, 2014. Rent consideration is $141,258 per annum. The lease agreement may be renewed for two additional years.

	e)	The Company is party to a processing agreement under which it is committed to minimum annual payments of $450,000 for each of the years 2013, 2014 and 2015.

f)

The Company is committed under two sales agreements to supply triuranium octoxide (U3O8) over a five year period. One sales agreement has defined pricing each year and the second agreement has pricing which contains market referenced prices, with combined spot and fixed price indicators, to set the sales price.

	g)	At September 30, 2012 the Company has construction purchase orders outstanding for approximately $1,800,000.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2012
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

Financial statement information by operating segment is presented below:

	September 30, 2012			December 31, 2011
	Total	Uranerz	Arkose	Total	Uranerz	Arkose
	$	$	$	$	$	$

Assets	43,139,934	41,892,674	1,247,260	48,648,543	47,986,464	662,079

	For the			For the
	Nine Months Ended			Nine Months Ended
	September 30, 2012			September 30, 2011
	Total	Uranerz	Arkose	Total	Uranerz	Arkose
	$	$	$	$	$	$

Net loss	(5,261,290)	(4,529,218)	(732,072)	(11,999,088)	(10,956,254)	(1,042,834)
Interest revenue	39,170	38,877	293	60,025	59,639	386
Depreciation	(184,026)	(184,026)	–	(158,618)	(158,618)	–
Accretion	(31,450)	(31,450)	–	–	–	–

	For the			For the
	Three Months Ended			Three Months Ended
	September 30, 2012			September 30, 2011
	Total	Uranerz	Arkose	Total	Uranerz	Arkose

Net loss	(1,795,991)	(1,445,391)	(350,600)	(2,325,801)	(1,985,545)	(340,256)
Interest revenue	10,474	10,181	293	18,938	18,552	386
Depreciation	(62,215)	(62,215)	–	(43,407)	(43,407)	–
Accretion	(14,462)	(14,462)	–	–	–	–

12.	Subsequent Events

a)

On October 3, 2012, the Company modified the expiry date of 767,000 options held by a former officer to March 15, 2014. The options had original expiry dates ranging from January 26, 2017 to December 11, 2021 and exercise prices ranging from $1.33 to $3.97.

	b)	On October 22, 2012 the Company received a deep disposal well permit, the final permit required to bring its Nichols Ranch ISR Uranium Project into production.

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

General

We are a U.S.-based uranium company focused on achieving near-term commercial in-situ recovery (“ISR”) uranium production. ISR is a mining process that uses a “leaching solution” to dissolve uranium from sandstone uranium deposits; it is the generally accepted extraction technology used in the Powder River Basin area of Wyoming. We control a large strategic land position in the central Powder River Basin. Our management team has specialized expertise in the ISR uranium mining method, and a record of licensing, constructing, and operating ISR uranium projects.

Our Powder River Basin properties include:

  our 100% owned properties that totaled 20,121 acres as of September 30, 2012; and
  our 81% interest in Arkose Mining Venture properties that totaled 59,510 acres as of September 30, 2012.

Our 100% owned properties are comprised of unpatented mineral lode claims, state leases and fee (private) mineral leases, summarized as follows:

		Number of Claims/
Property Composition	Ownership Interest (1)	Leases	Acreage
Unpatented Lode Mining Claims	100%	826	16,520
State Leases	100%	3	1,360
Fee (private) Mineral Leases	100%	41	2,241
Total			20,121

            (1) Subject to various royalties.

Our 100% owned properties in the Powder River Basin include the following property units:

Property	No. Claims	Acreage

Jane Dough	22	440
Collins Draw	32	640
North Rolling Pin	54	1,080
Hank	66	1,320
Nichols Ranch	36	720
Willow Creek	11	220
West North-Butte	125	2,500
East Nichols	44	880
North Nichols	107	2,140
Reno Creek	3	60
TOTAL	500	10,000

The Arkose Mining Venture properties are comprised of unpatented lode mining claims, state leases and fee (private) mineral leases, summarized as follows:

		Number of Claims/
Property Composition	Ownership Interest (1)	Leases	Acreage
Unpatented Lode Mining Claims	81%	2,641	43,207
State Leases	81%	3	2,080
Fee (private) Mineral Leases	81%	65	14,223

Total			59,510

            (1) Subject to various royalties.

Through a combination of claim staking, purchasing and leasing, we have also acquired interests in projects that lie within the Powder River Basin but outside of the project areas discussed above. These additional properties include the Verna Ann, Niles Ranch and Arvina projects. However, due to our focus on other projects, we have not yet made any decisions on these projects.

Information regarding the location of and access to our Wyoming properties, together with the history of operations, present condition and geology of each of our properties, is presented in Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2011 under the heading “Description of Properties”, previously filed with the Securities and Exchange Commission on March 14, 2012.

We control a large strategic land position in the Pumpkin Buttes Uranium Mining District of the central Powder River Basin of Wyoming, U.S.A. and continually investigate other uranium opportunities as they arise. We are principally focused on the development of our properties in the Powder River Basin area into commercial ISR uranium mines. In anticipation of receiving all the approvals necessary to begin production, we commenced a marketing program for conditional sales of uranium from our Nichols Ranch ISR Uranium Project (“Nichols Ranch Mine”). In July of 2009 we announced that we entered into a sales agreement with Exelon Generation Company, LLC for the sale of uranium over a five year period at defined pricing. In August of 2009 we announced our second contract for the sale of uranium to a U.S. utility also over five years, with a pricing structure that contains references to both spot and fixed prices and includes floor and ceiling prices. These long-term contracts for the sale of uranium are with two of the largest nuclear utilities in the U.S. These two agreements do not individually represent a substantial portion of our targeted uranium production and our business is not substantially dependent on these agreements.

In March 2010, we commenced preparation of the environmental permit and license applications for the Jane Dough unit, which is adjacent to the area currently being developed at the Nichols Ranch unit and will share its infrastructure. This will provide us with the option to revise our plan of operations to bring our Jane Dough unit into production before the Hank unit of our Nichols Ranch Mine; Jane Dough fluids can be delivered to our Nichols Ranch Mine processing facility by pipeline, thus eliminating the need to build a satellite processing facility. Jane Dough includes the Doughstick, South Doughstick and North Jane properties. Additional units may be added as we assess our geological data. Other strategies are also being considered for Hank, possibly in concert with other properties. We continue the exploration, development and strategic planning of our other Wyoming Powder River Basin properties.

In December 2010 we received a Permit to Mine from the Wyoming Department of Environmental Quality – Land Quality Division (”WDEQ-WQD”). In July 2011 we received our Source Material License from the U.S. Nuclear Regulatory Commission and immediately began construction of Nichols Ranch Mine with a target completion date of late 2012. CPP construction will be substantially complete as planned but production, however, will not commence until mid-2013 because of delays in receiving our deep disposal wells permit. The mine plan currently includes a central processing plant (“CPP”) at our Nichols Ranch unit and a second ion exchange uranium concentrating facility at Hank. The Jane Dough option will be pursued while mining the Nichols Ranch unit. In November 2011 we signed a processing agreement with Cameco Resources (“Cameco”), a wholly-owned Wyoming subsidiary of Cameco Corporation, the world’s largest publicly-traded uranium company. Under the agreement we will deliver uranium-loaded resin produced from the Company’s Nichols Ranch Mine to Cameco’s Smith Ranch Highland uranium mine for final processing into dried uranium concentrate packaged for shipping to a converter. Cameco’s Smith Ranch Highland mine is located in the Powder River Basin approximately 25 air miles south of our Nichols Ranch Mine. Mining the Jane Dough unit is compatible with this plan.

During the last half of 2011 and the first nine months of 2012 we continued construction of the CPP and Production Area #1 on the Nichols Ranch property.

During the third quarter of 2012 we continued construction of the Nichols Ranch Mine:

  completed construction of buildings;
  continued installation of equipment and electrical components in the CPP;
  installed additional production wells in Nichols Ranch Production Area #1;
  erected a third header house and commenced installation of the main trunkline;
  commenced flow line trenching;
  commenced installation of electrical and mechanical equipment;
  continued preparation of permit applications for Jane Dough unit; and
  received advice that our Deep Disposal Well application approval is imminent.

We discontinued a modest exploration program to concentrate resources on the Nichols Ranch Mine.

Our focus is on construction of a processing facility and installation of the environmental monitor and production wells for the first wellfield of the Nichols Ranch ISR Uranium Project. Three drilling rigs were engaged in the quarter for installing monitor and production wells. Regulatory milestones are being pursued in order to meet startup requirements following completion of CPP and wellfield construction activities, and installation of requisite deep disposal wells.

Subsequent Events

a)

On October 3, 2012, we modified the expiry date of 767,000 options held by a former officer to March 15, 2014. The options had original expiry dates ranging from January 26, 2017 to December 11, 2021 and exercise prices ranging from $1.33 to $3.97.

b)	On October 22, 2012 we received a deep disposal well permit, the final permit required to bring our Nichols Ranch ISR Uranium Project into production.

Financial Position

The Company's overall financial position is disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 14, 2012 and the unaudited consolidated Financial Statements at September 30, 2012 as provided herein under the section heading "Financial Statements" above.

Liquidity and Capital Resources

We are carrying out an exploration, environmental and mine development program with a budget of approximately $26,000,000 in 2012 as reported in Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2011 under the heading "Description of Properties", previously filed with the Securities and Exchange Commission. This plan anticipated completion of our Nichols Ranch ISR Uranium Project in late 2012, with production commencing shortly thereafter. Startup has been extended to mid-2013 to accommodate the installation of two deep disposal wells, whose permit was delayed well beyond expectations. Mineral property acquisitions, dependent upon opportunities that may arise, will be additional expenditures. During the three and nine months ended September 30, 2012 operational expenditures incurred were $1,806,465 and $5,300,460 respectively and, for the nine months ended September 30, 2012, approximately $17,000,000 was incurred for the Nichols Ranch Mine capital assets.

At September 30, 2012 we had cash of $11,784,479 and working capital of $11,569,072, as compared to cash of $34,644,745 and working capital of $32,759,869 as at December 31, 2011. Our cash is invested in bank guaranteed savings accounts which are available on demand.

Net cash used in operating activities was $6,008,211 for the nine months ended September 30, 2012, compared to $6,772,101 for the corresponding period in 2011, reduced somewhat as resources were redirected to capital activities. Net cash used in investing activities was $17,329,054 for the nine months ended September 30, 2012, compared to $3,401,863 used in the corresponding period in 2011. Asset acquisitions for the Nichols Ranch Mine accounted for most of the 2012 investment in property and equipment.

Net cash provided by financing activities amounted to $476,999 for the nine months ended September 30, 2012, from contributions from non-controlling interest in our Arkose Mining Venture and proceeds of issuance of common stock on the exercise of options, compared to $14,767,575 provided in the corresponding period in 2011. The decrease is attributable to the issuance of common stock in 2011.

During the twelve-month period following the date of this quarterly report, we anticipate that we begin to generate a modest amount of revenue. The Nichols Ranch ISR Uranium Project is expected to incur additional expenditures of approximately $16 million before it is ready for production by mid-2013, depending on the timing and cost of installing two deep water disposal wells. Our exploration plans will be continually evaluated and modified as exploration and environmental results become available. General and administrative expenses, planning and environmental expenses are incurred throughout the year; most of our exploration expenditures are incurred during the drilling period of March through November. Modifications to our plans will be based on many factors including results of exploration, assessment of data, weather conditions, exploration costs, the price of uranium and available capital. Further, the extent of exploration programs that we undertake will be dependent upon the amount of financing available to us.

To date, our primary source of funds has been equity investments, and this trend is expected to continue together with production related financing as we approach production. In order to ensure sufficient funds to complete the construction of the Nichols Ranch Mine, continue our exploration and planning and to meet on-going operating expenses for the next twelve months we have obtained approval in principle for a State of Wyoming Industrial Development Bond in the amount of $20 million. We anticipate that any additional funding may be in the form of equity financing from the sale of our common stock and the exercise of share purchase options or subordinated debt, depending on capital markets. Accordingly, in 2011, we filed a Form S 3 “shelf registration statement”, for equity or debt, in the amount of $100 million.

Our cash is primarily held in low risk bearer deposit notes issued and guaranteed by Canadian Chartered Banks. Rates of return, however, are at historic lows. Management and the board of directors periodically meet to review the status of our cash and determine investment strategies, taking into account current market conditions and the short and long term capital needs of the Company.

Results of Operations

Three-month period ended September 30, 2012 compared to three-month period ended September 30, 2011

Revenue and Operating Expenses

We have not earned any revenues to date and we anticipate that we will generate modest revenues during the twelvemonth period following the date of this quarterly report.

We incurred total operating expenses of approximately $1,806,465 for the three-month period ended September 30, 2012, as compared to $2,344,739 for the corresponding period in 2011. The decrease of operating expenses in the amount of $538,274 was primarily attributable to a decrease in mineral property expenses of $457,426.

We had no significant financing expense for the three-month periods ended September 30, 2012 and 2011. Our interest income of $10,474 for the three-month period ended September 30, 2012 was down from $18,938 in 2011 when investments were higher. This income resulted from interest on cash balances.

Net loss for the three-month period ended September 30, 2012 was approximately $1,795,991, as compared to approximately $2,325,801 for the corresponding period in 2011. The decrease in net loss was primarily attributable to the decrease in operating expenses attributable to a decrease in mineral property expenses.

Nine-month period ended September 30, 2012 compared to nine-month period ended September 30, 2011

We incurred total operating expenses of approximately $5,300,460 for the nine-month period ended September 30, 2012, as compared to $12,059,113 for the corresponding period in 2011. The decrease of operating expenses in the amount of $6,758,653 was primarily attributable to a $4,813,067 decrease in stock-based compensation included in general and administrative expenses, a $1,198,882 decrease in other general and administrative expenses as resources were shifted to capital activities and by a $767,382 decrease in mineral property expenses.

We had no significant financing expense for the nine-month periods ended September 30, 2012 and 2011. We earned $39,170 of interest income for the nine month period ended September 30, 2012 as compared to $60,025 for the corresponding period in 2010. This decrease resulted from reduced short term investments.

Net loss for the nine-month period ended September 30, 2012 was approximately $5,261,290, as compared to approximately $11,999,088 for the corresponding period in 2011, a decrease of $6,737,798. The net loss was affected by the variation of operating expenses described above.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders except as disclosed in the unaudited Financial Statements at September 30, 2012. The Company has had no material changes to its off-balance sheet arrangements as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 14, 2012 and the unaudited Financial Statements at September 30, 2012 as provided herein under the section heading “Financial Statements” above.

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

As of September 30, 2012, the Company has capitalized mineral property construction in progress expenditures of $26,640,070 (December 31, 2011 - $9,754,067). During the nine months ended September 30, 2012, mineral property expenditures totaling $1,231,333 (2011 - $1,998,715) were expensed.

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

Contractual Obligations

The Company has had no material changes to its contractual obligations as disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2012 and the unaudited Financial Statements at September 30, 2012 as provided herein under the section heading “Financial Statements” above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our operations are not yet exposed to risks associated with commodity prices, interest rates and credit. Commodity price risk is defined as the potential loss that we may incur as a result of changes in the market price of uranium. Interest rate risk results from our debt and equity instruments that we issue to provide financing and liquidity for our business. Credit risk would arise from the extension of credit throughout all aspects of our business but is not yet significant. Industry-wide risks can, however, affect our general ability to finance exploration, and development of exploitable resources; such effects are not predictable or quantifiable.

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

Changes in Internal Control over Financial Reporting

During our most recently completed fiscal quarter ended September 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

During the quarter ended September 30, 2012, no unregistered securities were sold.

Item 3. Defaults upon Senior Securities

None.

Item 4.

Mine Safety and Health Administration Regulations

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (“Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended September 30, 2012, the Company’s mineral properties were not subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety Act.

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

URANERZ ENERGY CORPORATION

By: /s/ Benjamin Leboe	By: /s/ Glenn Catchpole

Benjamin Leboe, Senior Vice President, Finance and	Glenn Catchpole, President and Chief Executive
Chief Financial Officer	Officer, Director
(Principal Financial and Accounting Officer)	(Principal Executive Officer)

Date: November 8, 2012	Date: November 8, 2012