Form 10-K
period 2012-12-31
URANERZ ENERGY CORP.
filed 2013-03-28
CIK 1162324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________

Commission file number: 001-32974

URANERZ ENERGY CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Nevada	98-0365605
(State of other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1701 East “E” Street
PO Box 50850, Casper, Wyoming	82605-0850
(Address of Principal Executive Offices)	(Zip Code)

(307) 265-8900
(Registrant’s Telephone Number, including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock: $0.001 par value	NYSE MKT

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

Large Accelerated Filer [ ] Accelerated Filer [X] Non-Accelerated Filer [ ] Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $88,432,240

The number of shares of the Registrant’s common stock outstanding as of March 8, 2013 was 77,207,574.

Documents Incorporated by Reference: To the extent herein specifically referenced in Part III, portions of the Registrant’s Definitive Proxy Statement on Schedule 14A for the 2011 Annual General Meeting of Shareholders are incorporated by reference herein.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report and the exhibits attached hereto contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern the Company’s anticipated results and progress of the Company’s operations in future periods, planned exploration and, if warranted, enhancement of its properties, plans related to its business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

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
  risks related to defects in title to our mineral properties;
  risks related to the construction and delay in construction of the Nichols Ranch ISR Uranium Project;
  risks related to our ability to initiate production and achieve targeted production rates at our Nichols Ranch ISR Uranium Project;
  risks related to higher than expected operating costs at our Nichols Ranch ISR Uranium Project; and
  risks related to our ability to complete construction of the Nichols Ranch ISR Uranium Project if the Wyoming Business Council financing is not obtained.

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the section headings “Item 1. Description of the Business”, “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report (the “Annual Report”). Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, we disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all the forward-looking statements contained in this Annual Report by the foregoing cautionary statements.

PART 1

ITEM 1. DESCRIPTION OF BUSINESS

Corporate Background

Uranerz Energy Corporation (“Uranerz”, “Company”, “we”, “us” and “our”) was incorporated under the laws of the State of Nevada on May 26, 1999. On July 5, 2005, we changed our name from Carleton Ventures Corp. to Uranerz Energy Corporation. Our executive and operations office is located at 1701 East “E” Street, P.O. Box 50850, Casper, Wyoming U.S.A. 82605-0850. Our administrative office is located at Suite 1410 - 800 West Pender Street, Vancouver, British Columbia, Canada V6C 2V6. The telephone number for our executive office is (307) 265-8900. The telephone number for our administrative office is (604) 689-1659.

Our common stock is traded on the NYSE MKT and the Toronto Stock Exchange under the symbol “URZ” and on the Frankfurt Stock Exchange under the symbol “U9E”.

History

Uranerz was relatively inactive from 1999 until 2005 when it acquired mineral prospecting permits in Saskatchewan, mineral licenses in Mongolia and mining claims and leases in Wyoming. The Company commenced exploration in 2005 and has continued through 2012. In 2007 we filed uranium mining applications for a project in Wyoming. In 2008 we sold our Mongolian properties and have terminated exploration in Saskatchewan. We continued to acquire additional mineral properties and conduct exploration drilling while pursuing mining permits in Wyoming. In 2011 we received regulatory approvals for the construction of our first mine, the Nichols Ranch ISR Uranium Project, and began construction in August of that year.

Our Business

We are a United States based uranium company focused on constructing an in-situ recovery (“ISR”) uranium facility. ISR is a mining process that uses a “leaching solution” to extract uranium from underground sandstone-hosted uranium deposits; it is the generally accepted extraction technology used in the Powder River Basin area of Wyoming. We are currently constructing our first mine, our Nichols Ranch ISR Uranium Project in the Powder River Basin area of Wyoming. We expect to complete construction in the last half of 2013. We control a large strategic property position in the central Powder River Basin of Wyoming. Our management team has specialized expertise in the ISR uranium mining method, and a record of licensing, constructing, and operating ISR uranium projects.

Information regarding the location of and access to our Wyoming properties, together with the history of operations, present condition and geology of each of our properties, is presented in Item 2 of this Annual Report under the heading: “Description of Properties”. We have no proven or probable reserves as such terms are defined in the United States Securities and Exchange Commission’s Industry Guide 7 (“Guide 7”). All of our properties are exploratory in nature.

We are principally focused on the exploitation of our properties in the Powder River Basin but we continually investigate other uranium opportunities as they arise.

In anticipation of receiving all of the approvals necessary to begin production at Nichols Ranch, we commenced a marketing program for conditional sales of uranium from the Nichols Ranch ISR project in late 2008. In July 2009, we entered into a sales agreement with Exelon Generation Company, LLC (“Exelon”) for the sale of uranium over a five year period at defined prices. The agreement with Exelon was subsequently amended to defer the delivery schedule by a year and adjust the pricing terms. On January 25, 2013 we entered into a second supply agreement with Exelon for the sale of uranium over an additional five year period commencing in 2016, at defined prices adjustable for inflation. In August of 2009, we entered into what was then our second contract for the sale of uranium to another United States nuclear utility, also over a five year period, with a pricing structure, as amended, that references both spot and fixed prices and includes floor and ceiling prices. That agreement was also subsequently amended to defer the original five year delivery period by a year, reduce the annual volumes to be supplied, and adjust the pricing terms. The amendment included the cancellation of the first year’s delivery quantity if we are unable to deliver during the first delivery year of the contract. These three long-term contracts for the sale of uranium are with two of the largest nuclear utilities in the United States. These three agreements do not represent a substantial portion of our targeted uranium production and our business is not substantially dependent on these agreements.

The Nichols Ranch ISR Uranium Project originally comprised our Nichols Ranch Unit and our Hank Unit. Under the original plan, a central processing plant was to have been built at Nichols Ranch and a satellite processing facility built at Hank. In March 2010, we commenced preparation of the environmental permit and license applications for our Jane Dough Unit, which is adjacent to our Nichols Ranch Unit and which can share its infrastructure. This will provide us with the option to revise our original plan of operations by bringing our Jane Dough Unit into production before the Hank Unit, at our Nichols Ranch ISR Uranium Project. Due to the close proximity, Jane Dough fluids could be delivered directly to our Nichols Ranch processing facility by pipeline, thus eliminating the need for larger capital outlay as would be required to explore Hank. Our Jane Dough Unit includes the Doughstick, South Doughstick and North Jane properties. Additional units may be added to the mine plan as we assess our geological data. We plan to continue the exploration, enhancement and strategic portfolio planning of our other Wyoming Powder River Basin properties through a number of strategies including acquisitions or exchanges with other ISR uranium mining companies in the area.

In December 2010, we received a Permit to Mine from the Wyoming Department of Environmental Quality – Land Quality Division (“WDEQ-LQD”). In July 2011, we received our Source Material License from the United States Nuclear Regulatory Commission and immediately began construction of our Nichols Ranch ISR Uranium Project with an original start-up date of early 2013. Central processing plant construction will be substantially complete mid-2013, and production is expected to commence in the second half of 2013, after our deep disposal wells are installed. The Jane Dough exploration option described above will be progressed while mining the Nichols Ranch Unit.

In November 2011, we signed a processing agreement with Cameco Resources (“Cameco”), a wholly-owned Wyoming subsidiary of Cameco Corporation, the world’s largest publicly-traded uranium company. Under the agreement, we agreed to deliver uranium-loaded resin produced from our Nichols Ranch facility to Cameco’s Smith Ranch-Highland uranium mine for final processing into dried uranium concentrate packaged for shipping to a converter. Cameco’s Smith Ranch-Highland mine is located in the Powder River Basin of Wyoming approximately 25 air miles south of our Nichols Ranch Unit. Mining the Jane Dough Unit is compatible with this plan. The agreement is for a fixed term with a variable starting date depending on when we enter into production. Under the agreement, we and Cameco stipulate both a minimum quantity of resins and a maximum quantity of resins which will be delivered by us and processed by Cameco. Under the terms of the agreement, we may have all or substantially all of the resins produced at Nichols Ranch in its initial few years of production processed by Cameco. In the event that we fail to deliver the minimum quantities stipulated by the agreement, we will be required to compensate Cameco a stipulated sum of liquidated damages.

In September 2012 we submitted an application to the Wyoming Business Council (“WBC”) for a $20,000,000 loan under the Wyoming Industrial Development Revenue Bond Program. If approved, the bond would have a seven year term and an interest rate of 4.25% per annum. We will be required to make interest-only payments during the first year and in the following years the debt would be amortized to include payments of principal and interest. The full approval process for the bond application is expected to take several months.

Our focus is on construction of our processing facility and installation of the environmental monitor, production and deep disposal wells for the Nichols Ranch ISR Uranium Project. At the present time, the production wells at the first wellfield have been substantially completed and the remaining wells are expected to be completed during the first half of 2013. The individual wells in the wellfield will be connected to header houses that are connected to the central processing plant with trunk lines that have been fused and buried. These trunk lines will carry solutions between the header houses and the central processing plant.

The central processing plant is approximately 80% complete with tanks, pumps, ion exchange columns, sand filters and ancillary equipment fully installed. Installation of the process piping, electrical controls and the control room is ongoing.

The Nichols Ranch ISR Uranium Project is expected to be operational during the fourth quarter of 2013.

Regulatory milestones are being pursued in order to meet start-up requirements following completion of the central processing plant and wellfield construction activities, and installation of requisite deep disposal wells. The drilling pads for the two deep disposal wells have recently been completed and drilling is ready to begin. The two deep disposal wells will be drilled and completed before the start of production.

Recent Corporate Developments

The following significant corporate developments occurred during our fiscal year ended December 31, 2012:

1. We issued 120,800 shares of our common stock issuable upon the exercise of certain outstanding stock options for gross cash proceeds of $96,984;

2. We continued our exploration program in Wyoming – see details under the section heading “Item 2 –Description of Properties”;

3. We obtained a deep disposal well permit and continued construction of our Nichols Ranch ISR Uranium Project;

4. We applied for, and received first level approval of, a $20,000,000 Industrial Development Revenue Bond financing from the State of Wyoming;

5. We continued the licensing and permitting process to construct and operate ISR uranium facilities on our Jane Dough Unit; and

6. We hired key operational personnel to participate in construction management, and development of standard operating procedures and training plans.

Our focus during the fiscal year ended December 31, 2012 was on exploration in the Powder River Basin, licensing the Jane Dough Unit, construction of a processing facility and installation of the environmental monitor and production wells for the first wellfield at the Nichols Ranch ISR Uranium Project.

Competition

Our industry is highly competitive. We compete with other mining and exploration companies in connection with the acquisition of uranium mineral properties and the equipment, materials and personnel necessary to explore and develop such properties. There is competition for the limited number of uranium acquisition opportunities, some of which is with other companies having substantially greater financial resources, staff and facilities than we do. As a result, we may have difficulty acquiring attractive exploration properties, staking claims related to our properties, and exploring and developing our properties. Due to our limited capital and personnel, we are at a competitive disadvantage compared to many other companies with regard to exploration and, if warranted, development of mining properties. We believe that competition for acquiring mineral prospects will continue to be intense in the future.

The availability of funds for exploration is sometimes limited, and we may find it difficult to compete with larger and more well-known companies for capital. Our inability to develop our mining properties due to lack of funding, even if warranted, could have a material adverse effect on our operation and financial position.

Minerals Exploration Regulation

Our uranium mineral exploration and enhancement activities are, and our production activities (if and when they occur) will be, subject to extensive laws and regulations governing exploration, enhancement, production, exports, taxes, labor standards, occupational health, waste disposal, protection and remediation of the environment, protection of endangered and protected species, mine safety, toxic substances and other matters. Uranium minerals exploration is also subject to risks and liabilities associated with pollution of the environment and disposal of waste products occurring as a result of mineral exploration.

Compliance with these laws and regulations may impose substantial costs on us and will subject us to significant potential liabilities. Changes could require us to expend significant resources to comply with new laws or regulations and could have a material adverse effect on our business operations.

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

Environmental Regulation

Exploration, enhancement and production activities are subject to certain environmental regulations which may prevent or delay the commencement or continuance of our operations. In general, our exploration and production activities are subject to certain federal and state laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, water discharges, and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires facility sites to be abandoned and reclaimed to the satisfaction of state and federal authorities.

Waste Disposal

The Resource Conservation and Recovery Act (“RCRA”), and comparable state statutes, affect minerals exploration and production activities by imposing regulations on the generation, transportation, treatment, storage, disposal and cleanup of hazardous wastes and on the disposal of non-hazardous wastes. Under the auspices of the United States Environmental Protection Agency (the “EPA”), the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements.

CERCLA

The federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) imposes joint and several liability for costs of investigation and remediation and for natural resource damages, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release into the environment of substances designated under CERCLA as hazardous substances (“Hazardous Substances”). These classes of persons or potentially responsible parties include the current and certain past owners and operators of a facility or property where there is or has been a release or threat of release of a Hazardous Substance and persons who disposed of or arranged for the disposal of the Hazardous Substances found at such a facility. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover the costs of such action. We may also in the future become an owner of facilities on which Hazardous Substances have been released by previous owners or operators. We may in the future be responsible under CERCLA for all or part of the costs to clean up facilities or property at which such substances have been released, and for natural resource damages.

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

Clean Water Act

The Clean Water Act (“CWA”) imposes restrictions and strict controls regarding the discharge of wastes, including mineral processing wastes, into waters of the United States, a term broadly defined. Permits must be obtained to discharge pollutants into federal waters. The CWA provides for civil, criminal and administrative penalties for unauthorized discharges of hazardous substances and other pollutants. It imposes substantial potential liability for the costs of removal or remediation associated with discharges of oil or hazardous substances. State laws governing discharges to water also provide varying civil, criminal and administrative penalties, and impose liabilities in the case of a discharge of petroleum or its derivatives, or other hazardous substances, into state waters. In addition, the EPA has promulgated regulations that require us to obtain permits to discharge storm water runoff. In the event of an unauthorized discharge of wastes, we may be liable for penalties and costs.

Underground Injection Control (“UIC”) Permits

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

Segment Information

Segment information relating to us is provided in Note 15 to our financial statements under the section heading “Item 8. Financial Statements and Supplementary Data” below.

Employees

Currently, we have thirty-seven full-time employees, five full-time consultants and one part-time consultant. We operate in established mining areas where we have found sufficient available personnel for our business plans.

Overview of Uranium Market

The primary commercial use for uranium is to fuel nuclear power plants for the generation of electricity. All the uranium produced from our mines will be used to generate electricity.

At present, nuclear power plants produce about 7% of the world’s overall energy and 16% of its electricity. According to the World Nuclear Association, there are currently 433 reactors operating world-wide which will require approximately 150,000,000 pounds of uranium fuel in 2012. Worldwide there are currently 63 new reactors under construction with an additional 160 reactors on order or in the planned stage and another 329 in the proposed stage.

The world continues to consume more uranium than it produces and largely due to increasing energy demands in Asia, the World Nuclear Association expects world uranium consumption to grow so substantially that it would require mine production to double by 2020 to meet demand. Historically the gap between demand and supply has been filled by stock-piled inventories and secondary supplies; however these are finite and are being drawn down. Currently, one of the largest sources of secondary supply is the uranium derived from the Russia’s Highly Enrich Uranium program with the United States. All the deliveries from this source are expected to be completed by the end of 2013. The United States has 104 operating reactors deriving less than 8% of their uranium needs from U.S. production.

Uranium is not traded on an open market or organized commodity exchange such as the London Metal Exchange. Buyers and sellers negotiate contracts privately and usually directly. Uranium prices, both spot prices and long-term prices, are however published by two independent market consulting firms, Tradetech and Ux Consulting, on a weekly basis.

The spot and long term price of uranium is influenced by a number of factors, some of which are international. For example, both the spot and long term price of uranium was impacted by the accident at the Fukushima Daiichi Nuclear Plant in March 2011. The events at Fukushima created heightened concerns regarding the safety of nuclear plants and lead to closures of nuclear plants. These plant closures have created uncertainty in the market.

Most nuclear utilities seek to purchase a portion of their uranium needs through long-term supply contracts with another portion being bought on the spot market in the short term. Like sellers, buyers are seeking to balance the security of long term supply with the opportunity to take advantage of price fluctuations. For this reason both buyers and sellers track current spot and long-term prices for uranium carefully, make considered projections as to future price changes, and then negotiate with one another to enter into a contract which each deems favorable to their respective interests.

The graph below shows the weekly spot uranium and long-term uranium price from 1969 until January 2013 as reported by Ux Consulting.

Source: RBC Uranium Weekly Report on January 8, 2013.

Industry analysts endeavor to forecast future long and short term prices for uranium and many publish their analyses. The figure below sets out current forecasts of the spot uranium price until 2016 by certain industry analysts. An upward trend is expected by such analysts in 2013 and 2014; in 2015 and 2016 the majority expect that trend to continue upward, as shown.

Source: Research Reports from the brokerages and banks listed in the legend above

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

Uranerz Energy Corporation
Investor Relations
Suite 1410 – 800 West Pender Street
Vancouver, BC, Canada V6C 2V6
Telephone: 1(800) 689 1659	Email: investor@uranerz.com

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

The exploration and enhancement of mineral deposits involves significant financial and other risks over an extended period of time, which even a combination of careful evaluation, experience and knowledge may not eliminate. While discovery of a uranium or precious or base metal deposit may result in substantial rewards, few properties which are explored are ultimately developed into producing mines. Major expenditures are required to establish reserves by drilling and to construct mining and processing facilities at a site. Our uranium properties are all at the exploration stage and do not contain any reserves at this time. It is impossible to ensure that the current or proposed exploration programs on properties in which we have an interest will result in the delineation of mineral deposits or in profitable commercial operations. Our operations are subject to the hazards and risks normally incident to exploration and production of uranium, precious and base metals, any of which could result in damage to life or property, environmental damage and possible legal liability for such damage. While we may obtain insurance against certain risks, the nature of these risks is such that liabilities could exceed policy limits or could be excluded from coverage. There are also risks against which we cannot insure or against which we may elect not to insure. The potential costs which could be associated with any liabilities not covered by insurance, or in excess of insurance coverage, or compliance with applicable laws and regulations may cause substantial delays and require significant capital outlays, adversely affecting our future earnings and competitive position and, potentially our financial viability.

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

  our ability to locate a profitable mineral property;
  our ability to generate revenues; and
  our ability to control costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties plus enhancement costs to produce saleable product. We cannot guarantee we will be successful in generating revenues in the future. Failure to generate revenues may cause us to go out of business.

Because some of our officers and directors do not have technical training or experience in exploring for, starting, and operating a mine, we may have to hire qualified personnel. If we can’t locate qualified personnel, we may have to suspend or cease exploration activity.

Some, but not all, of our officers and directors have experience with exploring for, starting, and operating a mine. Because some of our officers and directors are inexperienced with exploring for, starting, and operating a mine, we may have to hire qualified persons to perform surveying, exploration, and water management of our properties. Some of our officers and directors have no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Their decisions and choices would typically take into account standard engineering or managerial approaches mineral exploration companies commonly use. However, our exploration activities, earnings and ultimate financial success could suffer irreparable harm due to certain of management’s decisions. As a result we may have to suspend or cease exploration activities, or any future warranted activities.

Our future profitability will be dependent on uranium prices.

Because a significant portion of our anticipated revenues are expected to be derived from the sale of uranium, our net earnings, if any, can be affected by the long- and short-term market price of yellowcake (U3O8). Uranium prices are subject to fluctuation. The price of uranium has been and will continue to be affected by numerous factors beyond our control. With respect to uranium, such factors include the demand for nuclear power, political and economic conditions in uranium producing and consuming countries, uranium supply from secondary sources, uranium production levels and costs of production. Spot prices for U3O8 were at $20.00 per pound U3O8 in December 2004, and then increased to $35.25 per pound in December 2005 and $72.00 per pound in December 2006. During 2007 the spot price reached a high of $138.00 per pound. The spot price of U3O8 was approximately $90.00 per pound in December 2007. The spot price declined during 2008, reaching a low of $44.00 per pound in October. In 2009, the spot price of U3O8 had a high of $51.50and a low of $42.00. In 2010 the spot price had a high of $62.50 and a low of $40.75. In 2011 the spot price had a high of $74.00 and a low of $48.00. In 2012 the spot price had a high of $52.50 and a low of $40.75. The spot price of U3O8 was approximately $43.38 per pound and the long term price was approximately $56.50 per pound in December 2012.

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

We are required to comply with applicable environmental protection laws and regulations and permitting requirements, and we anticipate that we will be required to continue to do so in the future. The material laws and regulations within the U.S. that the Company must comply with are the National Environmental Protection Act (“NEPA”), Atomic Energy Act, Uranium Mill Tailings Radiation Control Act of 1978 (“UMTRCA”), Clean Air Act, Clean Water Act, Safe Drinking Water Act, Federal Land Policy Management Act, National Park System Mining Regulations Act, and the State Mined Land Reclamation Acts or State Department of Environmental Quality regulations, as applicable. We are required to comply with the Atomic Energy Act, as amended by UMTRCA, by applying for and maintaining a Source Material license from the US Nuclear Regulatory Commission. Uranium operations must conform to the terms of such license, which include provisions for protection of human health and the environment from endangerment due to radioactive materials. The license encompasses protective measures consistent with the Clean Air Act and the Clean Water Act. We intend to utilize specific employees and consultants in order to comply with and maintain our compliance with the above laws and regulations.

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

Our operations may require additional analysis in the future including environmental and social impact and other related studies. Certain activities require the submission and approval of environmental impact assessments. Environmental assessments of proposed projects carry a heightened degree of responsibility for companies and directors, officers, and employees. There can be no assurance that we will be able to obtain or maintain all necessary permits that may be required to continue operations or exploration of properties or, if feasible, to commence construction and operation of mining facilities at such properties at economically justifiable costs.

We intend to extract uranium from our properties using the in-situ recovery mining process which may not be successful.

We intend to extract uranium from our properties using in-situ recovery mining, which is suitable for extraction of certain types of uranium deposits. This process requires in-situ recovery mining equipment and trained personnel. Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, and certain equipment such as drilling rigs and other equipment that we might need to conduct exploration and, if warranted, enhancement. We will attempt to locate additional products, equipment and materials as needed. If we cannot find the products and equipment we need, we will have to suspend our exploration and, if warranted, enhancement plans until we do find the products and equipment we need.

We face risks related to exploration and mine construction, if warranted, on our properties.

Our level of profitability, if any, in future years will depend to a great degree on uranium prices and whether any of our exploration stage properties can be brought into production. The exploration for and enhancement of mineral deposits involves significant risks. It is impossible to ensure that the current and future exploration programs and/or feasibility studies on our existing properties will establish reserves. Whether a uranium ore body will be commercially viable depends on a number of factors, including, but not limited to: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; uranium prices, which cannot be predicted and which have been highly volatile in the past; mining, processing and transportation costs; perceived levels of political risk and the willingness of lenders and investors to provide project financing; labor costs and possible labor strikes; and governmental regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting materials, foreign exchange, environmental protection, employment, worker safety, transportation, and reclamation and closure obligations.

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

The development of mineral properties is affected by many factors, including, but not limited to: the cost of operations; variations in the grade of ore; fluctuations in metal markets; costs of extraction and processing equipment; availability of equipment and labor; labor costs and possible labor strikes; government regulations, including without limitation, regulations relating to taxes, royalties, allowable production, importing and exporting of minerals; foreign exchange; employment; worker safety; transportation; and environmental protection. Depending on the price of uranium, we may determine that it is impractical to commence, or, if commenced, continue, operation of our Nichols Ranch project. Such a decision would negatively affect our profits and may affect the value of your investment.

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

We own, lease, or have under option, mining claims, mineral claims or concessions and fee mineral leases which constitute our property holdings. The ownership and validity or title of unpatented mining claims and concessions are often uncertain and may be contested. We also may not have, or may not be able to obtain, all necessary surface rights to develop a property. We have not conducted title research in relation to many of our mining claims and concessions to ensure clean title. We cannot guarantee that title to our properties will not be challenged. Title insurance is generally not available for mineral properties and our ability to ensure that we have obtained secure claim to individual mineral properties or mining concessions may be severely constrained. Our mineral properties may be subject to prior unregistered agreements, transfers or claims, and title may be affected by, among other things, undetected defects. We may incur significant costs related to defending the title to our properties. A successful claim contesting our title to a property may cause us to compensate other persons or perhaps reduce our interest in the affected property or lose our rights to explore and, if warranted, develop that property. This could result in us not being compensated for our prior expenditures relating to the property. Also, in any such case, the investigation and resolution of title issues would divert our management's time from ongoing exploration and enhancement programs.

Because we may be unable to secure access rights, we may be unable to explore and/or develop our properties.

Our mineral rights do not always include rights of access or use of the surface of lands. We require agreements with land owners for these rights which may be difficult to obtain and which may require cash payments.

Because mineral exploration and mine construction activities are inherently risky, we may be exposed to environmental liabilities.

The business of mineral exploration and extraction involves a high degree of risk. Few properties that are explored are ultimately developed into production. At present, none of our properties has a known body of commercial ore. Unusual or unexpected formations, formation pressures, fires, power outages, labor disruptions, flooding, explosions and the inability to obtain suitable or adequate machinery, equipment or labor are other risks involved in extraction operations and the conduct of exploration programs. Although we intend to carry liability insurance with respect to our mineral exploration operations, we may become subject to liability for damage to life and property, environmental damage or hazards against which we cannot insure or against which we may elect not to insure. Previous mining operations may have caused environmental damage at certain of our properties. It may be difficult or impossible to assess the extent to which such damage was caused by us or by the activities of previous operators, in which case, any indemnities and exemptions from liability may be ineffective. If any of our properties is found to have commercial quantities of ore, we would be subject to additional risks respecting any mine construction and production activities. Most exploration projects do not result in the discovery of commercially mineable deposits of ore.

Because we have not put a mineral deposit into production before, we may have to acquire outside expertise. If we are unable to acquire such expertise we may be unable to put our properties into production.

Our Board of Directors includes six individuals, of whom two are in management, that have technical or financial experience in placing mining projects into production. However, we may also be dependent upon using the services of appropriately experienced personnel or entering into agreements with other companies that can provide such expertise. We have contracted an experienced uranium producer to strip, elute, precipitate and drum our uranium resins to produce dried uranium concentrate for sale. The success of processing our uranium resins depends upon the contractor’s ability to provide services in accordance with the terms of our agreement.

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

The business of the acquisition, exploration, and enhancement of uranium properties is intensely competitive. We will be required to compete, in the future, directly with other corporations that may have better access to potential uranium resources, more developed infrastructure, more available capital, better access to necessary financing, and more knowledgeable and available employees than us. We may encounter competition in acquiring uranium properties, hiring mining professionals, obtaining mining resources, such as manpower, drill rigs, and other mining equipment. Such competitors could outbid us for potential projects or produce minerals at lower costs. Increased competition could also affect our ability to attract necessary capital funding or acquire suitable producing properties or prospects for uranium exploration in the future.

Risks Related to Corporate and Financial Structure

There could be problems with construction and delay in construction of the Nichols Ranch ISR Uranium Project which could result in cost overruns, production delays and require us to raise more capital to complete construction.

We are subject to all of the risks associated with establishing new mining operations:

  the timing and cost, which can be considerable, of the construction of mining and processing facilities;
  the availability and costs of skilled labor and mining equipment;
  the availability and cost of appropriate processing and refining arrangements;
  compliance with environmental and other governmental approval and permit requirements;
  the availability of funds to finance additional construction and development activities;
  potential opposition from non-governmental organizations, environmental groups, local groups or local inhabitants which may delay or prevent development activities; and
  potential increases in operating costs due to changes in the cost of fuel, power, materials and supplies.

It is common in new mining operations to experience unexpected problems and delays in development and mine start-up. In addition, delays in the commencement of mineral production often occur. Any delay in the performance of any one or more of the contractors, suppliers, consultants or other persons on which we depend, or lack of availability of required equipment, material, supplies or workers could delay or prevent completion of construction at our Nichols Ranch ISR Uranium Project. Any delays or other problems in completing the construction could result in cost overruns, delay or prevent production and require us to raise additional capital to complete construction. If we are unable to raise additional capital, as needed, we may not be able to complete our Nichols Ranch ISR Uranium Project.

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

The market for our common stock may be highly volatile for reasons both related to our performance or events pertaining to the industry (i.e. mineral price fluctuation/high production costs/accidents) as well as factors unrelated to us or our industry. In particular, market demand for uranium fluctuates from one business cycle to the next, resulting in change of demand for the mineral and an attendant change in the price for the mineral. Our common stock can be expected to be subject to volatility in both price and volume arising from market expectations, announcements and press releases regarding our business, and changes in estimates and evaluations by securities analysts or other events or factors. In recent years, the securities markets in the United States have experienced a high level of price and volume volatility, and the market prices of securities of many companies, particularly small-capitalization companies, have experienced wide fluctuations that have not necessarily been related to the operations, performances, underlying asset values, or prospects of such companies. For these reasons, the price of our common stock can also be expected to be subject to volatility resulting from purely market forces over which we will have no control.

Granting of options may negatively impact the value of our shares of common stock.

Because our success is highly dependent upon our employees, we may in the future grant to some or all of our key employees, directors and consultants, options to purchase shares of our common stock as non-cash incentives. Those options may be granted at exercise prices equal to market prices at times when the public market is depressed. To the extent that significant numbers of such options may be granted and exercised, the interests of our other stockholders may be diluted.

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

We have never paid a dividend to our shareholders, and we intend to retain our cash for the continued expansion of our business. We do not intend to pay cash dividends on our common stock in the foreseeable future. As a result, a return on investment will be solely determined by the ability to sell shares in a secondary market.

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
  adverse regulatory actions that affect our exploration and mine construction plans; and
  terrorist attacks on our potential customers.

Market events and conditions, including disruptions in the U.S. and international credit markets and other financial systems and the deterioration of the U.S. and global economic conditions, could, among other things, impede access to capital or increase the cost of capital, which would have an adverse effect on our ability to fund our working capital and other capital requirements.

Since 2008, the credit markets in the United States have experienced serious disruption due to government regulation, government inaction, deterioration in residential property values, defaults and delinquencies in the residential mortgage market (particularly, subprime and non-prime mortgages) and a decline in the credit quality of mortgage backed securities. These problems led to a loss of confidence in the broader United States and global credit and financial markets and resulting in the collapse of, and government intervention in, major banks, financial institutions and insurers and creating a climate of greater volatility, less liquidity, widening of credit spreads, a lack of price transparency, increased credit losses and tighter credit conditions. Various actions by the United States and foreign governments are targeting general conditions of the capital markets, financial instruments, banks, investment banks, insurers and other financial institutions to stabilize and improve the broader credit and stock markets. The general economic indicators, including low consumer sentiment, high unemployment and low economic growth indicate continued economic uncertainty.

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

We may not be able to initiate production or achieve targeted production rates at our Nichols Ranch ISR Uranium Project.

Completion of construction of our Nichols Ranch ISR Uranium Project and initiating production is dependent on a number of factors, including construction delays, cost overruns, changes in governmental regulations, loss of key employees, environmental and mining hazards, lack of necessary materials and supplies, uncertainty in resource estimates and fluctuations in the price of uranium. Any changes in these factors could result in delays in initiating production or could prevent us from achieving targeted production amounts, which could result in us not being profitable.

Operating Costs at the Nichols Ranch ISR Uranium Project could be higher than anticipated.

We have estimated operating and sustaining capital costs for the Nichols Ranch ISR Uranium Project based on information available, and believe that these estimates are accurate. However, costs for labor, regulatory compliance, energy, mine and plant equipment and materials needed for mine operations and development have increased significantly industry-wide. In light of these factors, actual costs related to mine operations and development may differ from, and in some cases exceed our estimates.

We have no operating history upon which it can base forecasts of estimated future production and operating costs for the Nichols Ranch ISR Uranium Project. Such forecasts derive estimates of production and cash operating costs from, among other things:

  anticipated grades and metallurgical characteristics of the ore to be mined and processed;
  anticipated recovery rates of uranium;
  cash operating costs of comparable facilities and equipment; and
  anticipated climatic conditions.

Capital and operating costs, production and economic returns, and other estimates contained in production and cost forecasts may differ significantly from actual costs, and there can be no assurance that actual capital and operating costs will not be higher than currently anticipated or disclosed.

We may not be able to complete construction of our Nichols Ranch ISR Uranium Project if we do not receive the loan we have applied for from the WBC or another form of financing.

In September 2012, we submitted an application to the WBC for a $20,000,000 loan under the Wyoming Industrial Development Revenue Bond Program. If approved, the bond would have a seven year term and an interest rate of 4.25% per annum. We would be required to make interest-only payments during the first year and in the following years would be amortized to include payments of principal and interest. The full approval process for the bond application is expected to take several months.

The capital cost for the Nichols Ranch ISR Uranium Project is currently estimated to be approximately $40,000,000. In order to complete the construction we will require additional financing. If we do not receive the WBC loan we will require additional financing which may not be available to us on acceptable terms or at all, which may delay or prevent development of the Nichols Ranch ISR Uranium Project and which could require us to discontinue our operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTIES

Overview

We are an exploration stage company engaged in the acquisition, exploration and, if warranted, development of uranium properties. “Uranium” used in this context refers to U3O8. U3O8, also called yellowcake, is triuranium octoxide produced from uranium ore and is the most actively traded uranium-related commodity.

We are focused on both the exploration and enhancement of our properties in the Powder River Basin area of Wyoming. We are exploring these properties with the objective of assessing their viability for commercial ISR uranium mining. ISR is a low cost mining process that uses a “leaching solution” to extract uranium from underground sandstone-hosted uranium deposits.

Concurrent with our exploration activities, we are in the process of constructing a processing plant and first wellfield for the Nichols Ranch ISR Uranium Project. This construction began in early August 2011 after receiving our mine operating permits on two of our properties in the Powder River Basin area of Wyoming, known as the Nichols Ranch and Hank properties. We believe that these properties have the potential, based on data in our possession, of being developed into ISR uranium mines. Our permits will allow us to produce uranium yellowcake concentrate, which can be sold directly to utilities for fuel used in nuclear electrical generating facilities. Because of the long lead times for environmental permitting of mining operations in North America, we filed applications to the State of Wyoming (WDEQ) and the US Nuclear Regulatory Commission (NRC) for permits for the Nichols Ranch Uranium ISR Project in December 2007. The status of our permitting activities is described more fully below under the heading “Nichols Ranch ISR Uranium Project”.

Our Powder River Basin properties include:

  our 100% owned properties that totaled 20,121 acres; and
  our 81% interest in Arkose Mining Venture properties that totaled 59,288 acres as of December 31, 2012.

We conducted an exploration program on our Powder River Basin properties in 2012. A total of 84 drill holes were completed in 2012, representing approximately 85,365 feet of drilling at an average depth of 1,016 feet per hole. Uranium trend holes and delineation holes were drilled utilizing one drill rig and an electric log probing unit.

The objective of the 2012 drilling program was to find previously unknown or little-known uranium mineralization trends and to delineate known trends, which would provide data for permitting and eventual production operations in favorably identified areas. During the 2012 drilling program, approximately 2.2 miles of uranium roll front trends were investigated.

Our plan of operations during 2013 is to:

  continue with our exploration of our Powder River Basin Properties as detailed below under “2013 Exploration Program”;
  complete construction of our Nichols Ranch ISR Uranium Project; and
  file a mine application with the NRC and the WDEQ for our Jane Dough property.

All of our projects are at the exploration stage and there can be no assurance that a commercially viable mineral deposit, or reserve, exists on any of our properties until appropriate exploratory and enhancement work is done and results are assessed. Our economic, technical and legal feasibility of mining the Nichols Ranch ISR Uranium Project provides no assurance that it will result in a commercially viable mineral deposit and the construction of the project is exploratory in nature.

Operations

Our exploration program in the Wyoming Powder River Basin is directed by Mr. Bruce Larson, Vice-President, Exploration and supervised by Mr. Kurt Brown our Senior Vice-President, Geology and Development. We engage contractors to carry out our exploration programs under Mr. Larson’s supervision. Contractors that we plan to engage include drilling companies and, possibly, geophysical logging companies, each according to the specific exploration program on each property.

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

Wyoming Properties

We have several properties in the Powder River Basin of Wyoming as shown in the map below:

Uranerz Energy Corporation – Wyoming Property Locations – December 2012

Legend:
A – Powder River Basin Properties

We plan to maintain, explore and, if warranted, enhance our properties in the Powder River Basin area of Wyoming.

Powder River Basin Properties

As of December 31, 2012, our Powder River Basin properties include both our 100% owned properties and those properties included within the Arkose Mining Venture. These principal properties comprise in total approximately 79,409 acres and consist of a combination of federal mining claims, state mineral leases and private fee mineral leases. A map showing the location of our 100% owned Powder River Basin and Arkose Mining Venture properties is provided below:

Uranerz Energy Corporation – Powder River Basin – December 2012

PROPERTY LEGEND
URANERZ ENERGY CORP.
(Areas controlled by Uranerz)
CAMECO RESOURCES
URANIUM ONE
46N-78W
46N-77W
46N-76W
IRIGARAY ISR PLANT
45N-78W
45N-77W
45N-76W
45N-75W
CAMECO NORTH-BUTTE
CHRISTENSEN RANCH ISR MINE
50
44N-78W
44N-77W
44N-76W
44N-75W
44N-74W
1
6
2
5
192
43N-78W
43N-77W
3
43N-75W
43N-74W
4
MOORE RANCH
42N-78W
42N-77W
42N-76W
42N-75W
42N-74W
RUTH ISR TEST MINE
387
6 Miles (10Km)
41N-78W
41N-77W
41N-76W
MONUMENT PROJECT AREA
CAMPBELL COUNTY
CONVERSE COUNTY
URANERZ PROJECTS
UNITS BEING PERMITTED =
UNITS FULLY PERMITTED =
1 NICHOLS RANCH
2 HANK
3 JANE DOUGH
4 RENO CREEK
5 WEST NORTH-BUTTE
6 NORTH ROLLING PIN
Uranerz
ENERGY CORPORATION

An additional map showing the location of our properties within the general Powder Basin property area and our key property units is presented below:

Uranerz Energy Corporation – Powder River Basin – Property Units – December 2012

Ownership Interests

Our ownership interests in the properties within the Powder River Basin are summarized as follows:

100% Owned Properties

Our 100% owned properties are comprised of unpatented lode mining claims, state leases and fee (private) mineral leases, as summarized as follows:

	Ownership Interest	Number of Claims/	Acreage
Property Composition	(1)	Leases	(Approximate)
Unpatented Lode Mining Claims	100%	826	16,520 acres
State Leases	100%	3	1,360 acres
Fee (private) Mineral Leases	100%	41	2,241 acres
Total			20,121 acres

(1)	Subject to royalties, as discussed further below.

These 100% owned properties in the Powder River Basin include the following core property units:

Property	No. Claims	Approximate Acreage
Jane Dough	22	440
Collins Draw	32	640
North Rolling Pin	54	1,080
Hank	66	1,320
Nichols Ranch	36	720
Willow Creek	11	220
West North-Butte	125	2,500
East Nichols	44	880
North Nichols	107	2,140
TOTAL	497	9,940

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

Arkose Mining Venture

The Arkose Mining Venture properties are comprised of unpatented mineral lode claims, state leases and fee (private) mineral leases, as summarized as follows:

Property	Ownership Interest	Number of Claims/	Acreage
Composition	(1)	Leases	(Approximate)
Unpatented Mineral Lode Claims	81%	2,641	43,207 acres
State Leases	81%	3	2,080 acres
Fee (private) Mineral Leases	81%	61	14,001 acres
Total			59,288 acres

(1)	Subject to royalties, as discussed further below.

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

The Venture Agreement provides that we, as manager, will have management and control over operations carried out by the Arkose Mining Venture. We are obligated to present proposed programs and budgets to the management committee of the Arkose Mining Venture on an annual basis. The proposed programs and budgets may include exploration programs, pre-feasibility studies, feasibility studies, mine construction, mining, and expansion or modification of operation plans. Proposed programs and budgets are reviewed by the management committee appointed under the Arkose Mining Venture which includes at least two members from each company appointed by Uranerz and United Nuclear respectively. Unless otherwise provided in the Venture Agreement, the vote of the participant with a participating interest greater than 50% will determine decisions of the management committee. A participant may elect to participate in an approved program and budget either (i) in proportion to the participant’s respective interest in the Arkose Mining Venture, or (ii) not at all. In the event that a participant elects not to participate in a program and budget, then its participating interest in the Venture Agreement is subject to recalculation in accordance with the Venture Agreement to reflect the decision not to participate.

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

The Arkose Mining Venture includes the following property units on which we have conducted exploration:

  South Doughstick
  Cedar Canyon
  East Buck
  South Collins Draw
  Sand Rock
  Little Butte
  House Creek
  Beecher Draw
  Lone Bull
  Kermit
  Monument
  Jane Dough
  Stage

Other Powder River Basin Projects

Through a combination of claim staking, purchasing, and leasing, we also have acquired interests in several projects that lie within the Powder River Basin but outside of the project areas discussed above. These properties include the Verna Ann, Niles Ranch and Reno Creek projects which cover approximately 1,473 acres. In general, these projects are located in sandstone basins of Tertiary age with known uranium mineralization. However, due to our focused approach we have not yet initiated exploration work on these projects. Additional leasing in the Reno Creek Project has prompted us to acquire past exploration data for this area. Environmental base line work will be required before submitting permit applications for ISR facilities.

Forfeiture of certain Powder River Basin interests

During August 2012, we decided to forfeit our interests in certain mining claims in the Powder River Basin which we determined, based on the review, analysis and recommendations of our geological staff, did not merit further exploration and accordingly were no longer of strategic interest or value to the Company. The claims, which were forfeited, effective September 1, 2012, when the annual renewal fee would have become due, were comprised of 3 claims in the JS Project and 10 claims in the South Reno Creek Project in which we had held a 100% interest. We will continue to review our property portfolio and may decide to forfeit other interests in the future if we determine that they are no longer of strategic interest.

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

Arkose Mining Venture

The Arkose Mining Venture properties consist of unpatented lode mining claims, fee mineral leases, and state mineral leases. The land surface consists of private, federal and state lands. There are 2,641 unpatented lode mining claims included in the Arkose Property which comprise 43,207 acres and 61 fee mineral leases and 3 state leases included in the Arkose Property which comprise 16,081 acres. All of the unpatented lode mining claims are owned by us subject to the beneficial interests of the participants in the Arkose Mining Venture.

Of the 2,641 unpatented lode mining claims, 748 unpatented lode mining claims have an overriding royalty interest burden of 0.25% . This overriding royalty interest is based on production of uranium on these claims.

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

Most of the above-mentioned unpatented lode claims are located on Stock Raising Homestead land where the United States government has issued a patent for the surface to an individual and reserved the minerals to the United States government subject to the location rights by claimants as set forth in the federal Mining Act of 1872.

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

Surface Rights

The Powder River Basin area has surface rights under applicable laws that allow for exploration disturbance, road construction and facility siting. The claimant must first notify the surface owner of its intention to locate unpatented lode mining claims on the owner’s surface and then try and reach an agreement with the surface owner to pay for damages caused by the claimant’s operations. If an agreement cannot be reached, the claimant may post a bond with the BLM to cover the amount of the damages caused by the claimant’s operations.

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

Our Powder River Basin properties are located in portions of Campbell and Johnson Counties, Wyoming, U.S.A., and are approximately 60 air miles northeast of Casper, Wyoming. The Powder River Basin properties cover lands in various sections in the Townships 41 to 45 North and Ranges 73 to 78 West.

The center of our properties (centered east-west) is approximately eight miles west of the junction of Wyoming Highways 50 and 387. The properties are accessible via two-wheel drive vehicles on existing county and/or private gravel and dirt roads. Accessibility for drilling at this time appears acceptable with the exception of very wet or snowy ground surface conditions. Road improvements may be required.

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

Geology

Our Powder River Basin properties encompass approximately 79,409 acres, and potential target mineralized zones are expected to occur throughout the properties. The potential target mineralization within the Powder River Basin properties is believed to be alteration-reduction trends hosted in the Eocene age channel sands that lie at depths of approximately 300 to 1,100 feet from the surface. Roll front deposits of uranium mineralized material are anticipated to occur within these properties. An alteration reduction trend is a natural chemical boundary trend line in a sandstone aquifer where reduced (non-oxidized) sand is in contact with altered (oxidized) sand. Uranium mineralization may be found along the trend line.

Our Powder River Basin properties contain alteration-reduction trends hosted in Eocene age channel sands. Alteration-reduction trends in the Pumpkin Buttes Mining District are typically composed of multiple, stacked roll front deposits that often contain associated uranium mineralization. A stacked role front is a type of uranium occurrence found in thick sandstone where a number of mineralization trends are stacked on top of each other. Uranium mineralization within and adjacent to the Powder River Basin properties are found in the Eocene Wasatch Formation (“Wasatch”). The Wasatch is a fluvial deposit composed of arkosic sandstones that are typically 25% or more feldspar grains and indicates a source rock where chemical weathering was not extreme and the sediments have not been transported far. A fluvial deposit is a deposit of uranium mineralization found in sandstones that originated from sediments laid down by streams and rivers. The arkosic sandstone is a type of sandstone that contains a high percentage of feldspar grains. The medium grain size and relatively good sorting of this sediment implies water transportation, probably in a meandering river/stream system. The Wasatch formation is interlaid with sandstones, claystones, siltstones, carbonaceous shale, and thin coal seams that overlie the Paleocene Fort Union Formation, another fluvial sedimentary unit.

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

These properties were originally part of a large exploration area encompassing Townships 33 through 50 North of Ranges 69 through 79 West, on the 6th principal meridian. In 1966, Mountain West Mines Inc. (MWM, now Excalibur Industries) began a successful drilling exploration program in a portion of this area. In 1967, MWM entered into an agreement with Cleveland-Cliffs Iron Company (“CCI”) for further exploration and option if suitable resources were found. CCI exercised its option in 1976 with plans to begin underground mining operations in the vicinity of North Butte. Changing economic conditions and the introduction of ISR mining technology reportedly ended much of CCI’s interest in the area. By the late 1980s they began selling select properties or allowing them to revert back to the federal government.

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

As a result of this history of exploration and our own exploration efforts, there is available to us for our exploration of the Powder River Basin properties published and unpublished mineral trend projections, mineral resource summaries and historic and current mineral resource reports developed by us or other operators from these properties or adjacent mineral properties, as applicable. In addition, there are publicly available drill results from approximately 1,250 coal bed methane (“CBM”) exploration/production wells in the region of the Arkose Mining Venture properties, which are discussed further below.

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

We drilled 61 exploratory holes and seven wells within the Hank Unit during 2006 and 2007 and eight additional wells in 2009. We drilled 257 exploration holes, including three core holes and three water wells at Nichols Ranch during 2006 and 2007 and 25 exploration holes and seven wells in 2009. There has been no new drilling activity at Hank since 2009.

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

Arkose Mining Venture

It is estimated that over 4,000 historic uranium exploration holes may have been drilled within the Arkose Property. This exploration was conducted by numerous exploration companies from the 1960s through the 1990s. Although this historic exploration data are known to exist, obtaining information on all but a handful (less than 50) of specific drill hole data, such as gamma, resistivity, and lithology logs, was not possible until 2010 when Uranerz acquired the Hubert log library. Coal bed methane exploration/production wells were drilled by numerous companies for enhancement of CBM resources in the area. A total of approximately 1,250 CBM exploration/production wells have been drilled on or immediately adjacent to the Arkose Property. Most of this drilling was completed from 1,200 to 2,000 feet deep and is on-going. CBM exploration/production wells and their associated gamma logs are all drilled and logged through the uranium mineralization-bearing sand horizons. Utilizing the available uranium drill data and the CBM drill data base, we had a technical report prepared in February 2008 to independently address the geology and potential uranium mineralization within our mineral holdings on the Arkose Mining Venture.

The NAMMCO Sellers commenced acquiring rights to the properties comprising the Arkose Property in 2005, and continued to do so through 2006 and 2007. On January 15, 2008, we completed the acquisition of an undivided 81% interest in the Arkose Property and formed the Arkose Mining Venture with the vendors of these properties.

Local Resources and Properties Infrastructure

Infrastructure at the site of the Powder River Basin properties is dominantly related to local oil, gas, and CBM exploration and development. Mineralized locations will affect future siting of wellfields and processing facilities. Generally, the proximity of the Powder River Basin properties to paved roads will be beneficial with respect to transportation of equipment, supplies, personnel and product to and from the properties. Power transmission lines are located on or near parts of the Powder River Basin properties. We have secured power from the local electrical service provider to accommodate our needs. Water is available from wells developed at planned facility locations (potable) and water for ISR operations will come from the operation itself, i.e. the extracted groundwater. Therefore, the basic infrastructure (power, water and transportation) required to support an ISR mining operation is located within reasonable proximity of the Powder River Basin properties.

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

We are currently building an ISR processing facility at Nichols Ranch.

Exploration Completed by Uranerz

2012 Drilling Program

During 2012, we were engaged in drilling exploration efforts on the Arkose Mining Venture Powder River Basin properties, as well as wellfield installation at Nichols Ranch Production Area #1. The purpose of the 2012 drilling program on the Arkose Mining Venture properties was to find previously unknown or little-known uranium mineralization trends and to delineate known trends, which would provide data for permitting and eventual production operations in favorably identified areas.

A total of 84 holes were drilled on the Arkose Mining Venture properties during 2012. All of the exploration holes were drilled in the Monument project area. Drilling targets were mainly in the 70 and 80 Sands at Monument, with a total of 85,365 feet drilled at an average depth of 1016 feet per hole. The trends of mineralization that were found in the Monument project area in 2011 were further explored. A total of 2.2 miles of new roll front mineral trends were drilled in 2012. Drilling results in 2012 did not progress to the point where economic reports or evaluations could be undertaken.

At the wellfield, 263 production wells were cased and cemented. The production wells are being connected to header houses with buried feeder lines. It is planned that initial production will begin with four header houses. Three header houses were set on their foundations in 2012 and are in the process of being connected to individual production wells.

2011 Drilling Program

During 2011, we were engaged in exploration efforts on both our 100% owned Powder River Basin properties and on the Arkose Mining Venture Powder River Basin properties. The purpose of the 2011 drilling program was to find previously unknown or little-known uranium mineralization trends and to delineate known trends, which would provide data for permitting and eventual production operations in favorably identified areas. During the 2011 drilling program, approximately six miles of uranium roll front trends were investigated

On our 100% owned properties, 38 delineation holes were drilled on our Nichols Ranch property. The purpose of this drilling was for final delineation drilling in Production Area 2 prior to beginning the monitor well and production well installation in Production Area 1.

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

2009 Drilling Program

During 2009, we were engaged in drilling exploration efforts on both our 100% owned Powder River Basin properties and on the Arkose Mining Venture Powder River Basin properties. During the 2009 drilling program, approximately 11.5 miles of uranium roll front trends were investigated.

On our 100% owned properties, 51 delineation holes were drilled on our Nichols Ranch, Doughstick and North Nichols Ranch properties. The purpose of this drilling was primarily to prepare for the installation of baseline monitor wells for our planned Nichols Ranch ISR production facility. Additional drilling was carried out on our 100% owned Doughstick properties.

During 2009, on Arkose Mining Venture properties, a total of 514 holes were drilled. At Arkose’s North Jane Property a total of 51 holes were drilled with mineralization found in two horizons of the 100 sand.

At Arkose’s South Doughstick property 104 delineation drill holes were completed.

2008 Exploration Program

In 2008, we were engaged in drilling exploration efforts on both our 100% owned Powder River Basin properties, and on the Arkose Mining Venture properties. During the 2008 drilling program, approximately 19 miles of uranium roll front trends were investigated. For the 2008 drilling season, March 6, 2008 through December 12, 2008, a total of 933 exploration and delineation holes were completed. The average depth per hole was 687 feet and a total of 640,578 feet was drilled. Breakout of the drilling was 165 holes on our 100% owned properties and 768 holes on Arkose Mining Venture properties.

During 2008 no new exploration work was undertaken in the immediate Nichols Ranch proposed mine area.

2006 and 2007 Exploration Programs

We drilled a total of 78 rotary drill holes on the Hank, Nichols Ranch, and Doughstick projects during 2006, with 46 holes demonstrating uranium mineralization.

During 2006, environmental permitting activities also continued at the Hank and Nichols Ranch projects with the completion of a total of five hydrogeologic test wells, and the drilling of six core holes. The core was submitted for laboratory testing to support radiation permitting requirements as well as to define resource disequilibrium attributes.

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

2013 Exploration Program

For 2013, we do not plan at this time to conduct exploration drilling on our unlicensed properties. All personnel and staff will be needed to concentrate on the completion of Nichols Ranch Production Area #1 and the central processing plant. Exploration drilling will resume at a later date.

Wellfield drilling plans include completing a small number of wells drilled in 2012 but not finished for Header House 4 and installation of all surface flow and utility lines to Header Houses 3 and 4. Drilling is planned to resume in the spring of 2013 with three contract drilling rigs. The rigs will commence drilling production wells for Header Houses 5 and 6 or about 120 wells in total. Well surface facility installation including flow lines, submersible pumps, power cables, oxygen tubing, and termination at the wellfield header houses will be completed in 2013.

Approximately 492 wells are planned to be installed in Nichols Ranch Production Area #1; 252 injection wells and 240 recovery wells.

Nichols Ranch ISR Uranium Project

The current mine plan for the Nichols Ranch ISR Uranium Project includes a processing facility at our Nichols Ranch property and a second ion exchange facility at our Hank property. The processing facility is licensed for a capacity of two million pounds per year of uranium (as U3O8) and it is intended that it will process uranium-bearing well-field solutions from Nichols Ranch. Uranium-loaded resin from both Nichols and Hank will be transported to Cameco’s plant to complete the processing. The project received its regulatory approvals in 2011 and is under construction.

Location of the Nichols Ranch ISR Uranium Project

The Nichols Ranch ISR Uranium Project, as presently licensed, is on the properties comprising our Nichols Ranch ISR main unit and our Hank ISR satellite unit, as illustrated below:

Uranerz Energy Corporation – Nichols Ranch ISR Uranium Project Map – December 2012

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

Mining Plan

In order to mine the uranium resources at the Nichols Ranch ISR Uranium Project, infrastructure including four wellfields, a processing plant and a second ion exchange (IX) plant at the Hank Unit will need to be constructed. See “Nichols Ranch ISR Uranium Project” above. Wellfields are designated areas above the mineralized zone that are sized to achieve the desired production goals. The piping/well system will inject water-leaching solution into the mineralized zone and recover the uranium-enriched water after it has flowed through the mineralization. The mineralized zone is the geological sandstone unit where the recovery solutions are injected and recovered in an in-situ recovery wellfield, and it is bounded between impermeable aquitards. Production areas are the individual areas that will be mined in the wellfield. The injection and recovery wells are completed in the mineralized zone intervals of the production sand.

We anticipate the patterns for the injection and recovery wells to follow the conventional five-spot pattern. Depending on the mineralized zone shape, seven spot or line drive patterns may be used in some locations. A typical five spot pattern contains four injection wells and one recovery well. The dimensions of the pattern vary depending on the mineralized zone, but the injection wells will likely be between 50 to 120 feet apart. In order to effectively recover the uranium and also to complete the groundwater restoration, the wells will be completed so that they can be used as either injection or recovery wells. During mining operations, a slightly greater volume of water will be recovered from the mineralized zone aquifer than injected in order to create a cone of depression or a flow gradient towards the recovery wells.

The Nichols Ranch Unit is anticipated to include the Nichols Ranch processing plant and two production areas, Production Area #1 and Production Area #2. As the productivity or solution grade (uranium concentration in the lixiviant) of some patterns for Production Area #1 decrease below the economic limit, replacement patterns from Production Area #2 will be placed into operation in order to maintain the desired flow rate and solution grade at the processing plant. Eventually, all the patterns in Production Area #1 will reach their economic limit and all production flow in that area will cease. At that time, all production flow will be coming from Production Area #2 and restoration activities will commence at Production Area #1.

Each planned Nichols Ranch Unit production area includes a number of injection wells, recovery wells, monitoring wells, header houses and associated piping and power supply. Header houses will be located within the wellfield and will distribute recovered fluids from recovery wells to trunk lines, and injection fluids from the processing facility through the trunk lines to injection wells. The planned Nichols Ranch Unit (Production Areas 1 and 2) is anticipated to include the following:

  534 injection wells;
  403 recovery wells;
  126 monitoring wells; and
  15 header houses.

The planned Hank Unit includes a satellite ion exchange processing facility and two production areas, Production Area #1 and Production Area #2. The Hank Unit production areas will follow a similar construction, production, and restoration schedule as outlined above for the Nichols Ranch Unit production areas.

Each planned Hank Unit production area includes a number of injection wells, recovery wells, monitoring wells, header houses and associated piping and power supply. The planned Hank Unit is anticipated to include the following:

  168 injection wells;
  150 recovery wells;

  53 monitoring wells; and
  6 header houses.

Four Underground Injection Control (‘UIC”) deep disposal wells will also be required, two at the Nichols Ranch Unit and two at the Hank Unit, for disposal of liquid wastes from wellfield bleed, processing plant operations and restoration.

Mine Planning and Permitting

We are proceeding with mine construction for the Nichols Ranch ISR Uranium Project. The primary regulatory approvals for an ISR uranium mine came from the WDEQ at the state level, and from the NRC at the federal level. The WDEQ issued a Permit to Mine, and the NRC issued a Source Material License. Both the state and federal agencies looked at all environmental aspects of a proposed ISR mine including reclamation of the land surface following mining operations, and restoration of impacted ground water. Work place safety and the safety of the public are also closely monitored by regulatory agencies. Posting of a reclamation bond by the mine operator with the regulatory agencies in an amount of $6.8 million to cover the total estimated cost of reclamation by a third party was also a requirement of the licenses. The reclamation bond was provided in 2011.

We have not at this stage completed any comprehensive feasibility studies on these properties demonstrating that mine construction on any of the properties is commercially warranted. Accordingly, we do not have “proven” or “probable” reserves as such terms are defined in Guide 7 nor do we expect to have such reserves when we commence operations. Proceeding with these advanced activities prior to completing detailed feasibility analysis adds risk to our plan of operations and we may incur costs which might not otherwise have been incurred.

Prior to the start of mining (the injection of lixiviant into the ore body aquifer), we must have obtained all the necessary permits, licenses, and approvals required by the Wyoming Department of Environmental Quality – Land, Water and Air Divisions and the U.S. Nuclear Regulatory Commission. The various state and federal permits and licenses that are needed and have been obtained for the Nichols Ranch ISR Uranium Project are summarized below:

Primary Permits and Licenses for the Nichols Ranch ISR Uranium Project

Permit, License, or Approval Name	Agency	Status
Source Material License	NRC	Obtained
Permit to Mine (UIC Permit)	WDEQ-LQD	Obtained
Permit to Appropriate Groundwater	SEO	Obtained
Wellfield Authorization	WDEQ-LQD	Obtained
Deep Disposal Well Permits	WDEQ-WQD	Obtained
WYPDES	WDEQ- WQD	Obtained
11(e)2 Byproduct/Waste Disposal Agreement	N/A	Obtained
Permit to Construct Septic Leach Field	County	Obtained
Air Quality Permit	WDEQ-AQD	Obtained.

Notes:	NRC - Nuclear Regulatory Commission
WDEQ-LQD - Wyoming Department of Environmental Quality Land Quality Division

WDEQ-WQD - Wyoming Department of Environmental Quality Water Quality Division
WDEQ-AQD - Wyoming Department of Environmental Quality Air Quality Division
WYPDES – Wyoming Pollution Discharge Elimination System
SEO - State Engineer's Office

2013 Plan of Operations for Powder River Basin Properties

During 2013, we plan to:

  continue with our permitting and mine planning efforts comprising environmental studies and engineering and design in connection with the an application to mine Jane Dough; and
  complete the construction, operational planning and start-up of our Nichols Ranch Central Processing Facility and Nichols Ranch wellfield Production Area #1.

All of our projects are at the exploration stage and there can be no assurance that a commercially viable mineral deposit, or reserve, exists on any of our properties until appropriate exploratory work is done and results are assessed. Further exploration will be required before a final evaluation as to the economic, technical and legal feasibility of mining of any of our exploration properties is determined. There is no assurance that further exploration will result in a final evaluation that a commercially viable mineral deposit exists on any of our mineral properties. We will require additional financing in order to pursue exploration, and if warranted, development of these projects. Because of the long lead times for environmental permitting of mining operations in North America, we have started to collect environmental baseline data and prepare the environmental permitting applications on a third property, Jane Dough, adjacent to Nichols Ranch, that has the potential, based on data in our possession, of being constructed into an ISR uranium mine. However, we have not at this stage completed any comprehensive feasibility study on this property demonstrating that it is commercially warranted. Proceeding with these advanced activities prior to completing detailed feasibility analysis adds risk to our plan of operations and we may incur costs which might not otherwise have been incurred.

2013 Property Expenditures

Our cash expenditures in 2013, excluding project costs and major property acquisitions, are estimated to be $7 million, as follows:

Exploration	$1,500,000
Environmental and land	$500,000
General and administrative expenses	$5,000,000
$7,000,000

These estimates are subject to change. Project costs of approximately $18 million are forecast in addition to the estimates set out above.

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

ITEM 3A. EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information with respect to our current executive officers. The ages of the executive officers are shown as of December 31, 2012.

Name	Current Office with Company	Principal Occupation	Director/Officer Since	Age

Glenn Catchpole	President and Chief Executive Officer; Director	President and Chief Executive Officer, Uranerz Energy Corporation	March 1, 2005	69

Dennis Higgs	Executive Chairman; Director	Executive Chairman, Uranerz Energy Corporation	May 26, 1999	54

Benjamin Leboe	Senior Vice-President, Finance and Chief Financial Officer	Chief Financial Officer, Uranerz Energy Corporation	May 23, 2006	67

Sandra MacKay	Senior Vice-President, Legal and Corporate Secretary	Senior Vice President, Legal and Corporate Secretary, Uranerz Energy Corporation	July 1, 2009	53

The following is a description of the business background of the executive officers of Uranerz Energy Corporation.

Mr. Glenn Catchpole was appointed to the Board of Directors and became our President on March 1, 2005. Mr. Catchpole is a licensed professional engineer who holds an M.S. in civil engineering from Colorado State University. He has been active in the uranium solution mining industry since 1978, holding various positions including wellfield engineer, project manager, general manager and managing director of several uranium solution mining operations.

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

Following his departure from Cameco in 2002, Mr. Catchpole was an independent consulting engineer providing project management to the oil and gas, mining, and construction industries. Mr. Catchpole is experienced in all phases of project management including environmental permitting, procurement, scheduling, budgeting, and construction of infrastructure and main facilities. He has served on numerous mineral evaluation and due diligence teams.

In addition to his duties at Uranerz Energy Corporation, Mr. Catchpole recently served as the President of the Uranium Producers of American (“UPA”) which is a trade association consisting of some 15 uranium companies and one U.S. conversion facility. The UPA works with US Congressmen and Senators, and federal agencies to promote disposition of the US government uranium stockpile in such a way as minimize the adverse impact on the uranium market.

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

Mr. Benjamin Leboe was appointed as the Company’s Chief Financial Officer on May 23, 2006 and acted as our Corporate Secretary from October, 2006 to December, 2007 and from January 2009 to July 2009. He was appointed Senior Vice President, Finance and Chief Financial Officer on July 1, 2010. Mr. Leboe was a Senior Consultant, of the Business Development Bank of Canada from January 2005 to February 2006. Previously, from 1990 to 2004, Mr. Leboe was a senior financial officer and executive in public companies based in Vancouver and Montreal.

Mr. Leboe has been the Principal of Independent Management Consultants of British Columbia from 1990 to date. Mr. Leboe was previously a partner of KPMG Consulting from 1978 to 1990. Mr. Leboe received his bachelor of commerce degree from the University of British Columbia. Mr. Leboe is a Chartered Accountant and a Certified Management Consultant in the Province of British Columbia.

Ms. Sandra MacKay was appointed our Vice President, Legal and Corporate Secretary in July 2010 and Senior Vice President, Legal and Corporate Secretary in December 2011. From July 2009 to June 2010 Ms. MacKay was Legal Counsel and Corporate Secretary of Uranerz. Ms. MacKay obtained her Bachelor of Laws in 1983 from the University of British Columbia. Ms. MacKay has over 25 years of experience working as counsel within business organizations in a variety of industries including petrochemical, engineering, and biotechnology.

Ms. MacKay practiced as a commercial and securities lawyer with a major Vancouver law firm before joining Chevron Canada Limited as in-house counsel. She has also previously acted as corporate counsel to QLT Inc., a Vancouver based dual listed (Nasdaq/TSX) international biotechnology company, and as Vice President and General Counsel to Aker Solutions Canada Inc., a Vancouver based international supplier of engineering technology which was then part of the international Aker group of Companies based in Oslo, Norway.

Arrangements between Officers and Directors

To our knowledge, there is no arrangement or understanding between any of our executive officers and any other person, including directors, pursuant to which the officer was selected to serve as an officer.

Family Relationships

None of our executive officers is related by blood, marriage, or adoption to any other director or named executive officer.

Legal Proceedings

We are not aware of any material legal proceedings in which any of our executive officers or any associate of any of our executive officers is a party adverse to us or has a material interest adverse to us.

We are not aware of any of our executive officers being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses) or being subject to any of the items set forth under Item 401 of Regulation S-K.

ITEM 4. MINE SAFETY DISCLOSURE

Mine Safety Disclosure

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (“Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the year ended December 31, 2012, the Company’s mineral properties were not subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety Act.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on the NYSE MKT (formerly, the NYSE Amex Equities Exchange) on August 10, 2006 under the symbol “URZ”, and previously, since May 6, 2004, on the Financial Industry Regulatory Authority’s Over the Counter Bulletin Board (“OTCBB”) under the symbol “URNZ”, formerly known as “CVTU”. Our common stock also trades on the Frankfurt Exchange under the symbol “U9E” and, since August 2007, on the Toronto Stock Exchange under the symbol “URZ”.

The following table shows the high and low sales price or bid price for our common stock for the calendar quarters indicated, as reported by the NYSE MKT, www.nyse.com.

Period	High	Low
2012
Fourth Quarter	$1.73	$1.23
Third Quarter	$1.89	$1.17
Second Quarter	$2.58	$1.08
First Quarter	$3.07	$1.83

Period	High	Low
2011
Fourth Quarter	$2.30	$1.17
Third Quarter	$3.47	$1.36
Second Quarter	$3.53	$2.52
First Quarter	$5.93	$2.60

Period	High	Low
2010
Fourth Quarter	$4.13	$1.51
Third Quarter	$1.73	$0.87
Second Quarter	$1.99	$1.02
First Quarter	$2.24	$1.10

As of March 8, 2013, the closing bid quotation for our common stock was $1.32 per share as quoted by the NYSE MKT.

As of March 8, 2013, we had 77,207,574 shares of common stock issued and outstanding, held by approximately 13,000 shareholders. Most shares are registered through intermediaries, making the precise number of shareholders difficult to obtain.

Dividend Policy

We anticipate that we will retain any earnings to support operations and to finance the growth of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future. Any further determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent on the financial condition, operating results, capital requirements and other factors that our Board of Directors deems relevant. We have never declared a dividend.

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

We have never paid cash dividends on our capital stock. We currently intend to retain any profits we earn to finance the growth of our business. We do not anticipate paying any cash dividends in the foreseeable future.

Repurchase of Securities

During 2012, neither we nor any of our affiliates repurchased shares of our common stock registered under Section 12 of the Securities Exchange Act of 1934, as amended.

Equity Compensation Plan Information

As at December 31, 2012, we had one equity compensation plan under which our shares of common stock have been authorized for issuance to our officers, directors, employees and consultants, namely our 2005 Stock Option Plan, as amended. Our 2005 Stock Option Plan, as amended, has been approved by our shareholders.

The following summary information is presented for our 2005 Stock Option Plan, as amended, as of December 31, 2012.

Number of Securities
	Number of Securities		Remaining Available
	to be Issued Upon	Weighted Average	for Future Issuance
	Exercise of	Exercise Price of	Under Equity
	Outstanding Options	Outstanding Options	Compensation Plans

Plan Category	(a)	(b)	(c)

Equity Compensation Plans Approved By Security Holders	9,225,880	$2.33	17,084,860

Equity Compensation Plans Not Approved By Security Holders	Not Applicable	Not Applicable	Not Applicable

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

Purpose

The purpose of the Stock Option Plan is to advance our best interests by providing additional incentive to those persons who have a substantial responsibility for our management, affairs, and growth by increasing their proprietary interest in our success, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of Stock Options under the Plan supports and increases our ability to attract, engage and retain individuals of exceptional talent upon whom, in large measure, our sustained progress, growth and profitability for our shareholders depends.

Persons Eligible

Any employee, director, general partner, officer, attorney, accountant, consultant or advisor providing services to us, any parent, affiliate, or our Company is eligible to be designated a participant in the Stock Option Plan.

Administration

Our Compensation Committee administers the Stock Option Plan. The Committee has the power to: (i) designate Stock Option Plan participants; (ii) grant stock options; (iii) establish rules and regulations for the administration of the Stock Option Plan; (iv) determine the amount, price, type and timing of each stock option grant; (v) cancel any stock option awarded under the Stock Option Plan, under certain circumstances; (vi) correct defects in the Plan or in any granted stock option; and (vii) make any other determination or take any other action that the Committee deems necessary or desirable for the administration of the Stock Option Plan.

Shares Available under the Stock Option Plan

The total number of our shares available for grants of stock options under the Stock Option Plan is 30,000,000 Common Shares, subject to adjustment as described below, which shares may be either authorized but unissued or reacquired Common Shares of our Company. If a stock option or portion thereof expires or terminates for any reason without having been exercised in full, the unpurchased shares covered by such nonqualified stock option shall be available for future grants of stock options under the Stock Option Plan. Shares issuable upon exercise of stock options have been registered under the U.S. Securities Act of 1933, as amended, pursuant to our Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 21, 2005.

Terms and Conditions of Stock Options

Stock options may be granted to any person who is performing or who has been engaged to perform services of special importance to management in our operation and growth. As of June 11, 2008 the option price of stock options is set at the weighted average closing market price for the five days preceding the grant. All stock options granted under the Stock Option Plan must be granted within twenty years of the date the plan was adopted and all granted stock options must be exercised within ten years of the date of grant. The Committee may grant stock options which vest in installment periods and may modify such periods to accelerate vesting. Stock options are evidenced by a form stock option agreement.

Exercise of Stock Options

The exercise of vested stock options is made upon written notice of intent to exercise and payment of the exercise price. The exercise price may be paid (i) in cash, cashier’s check, certified check, bank draft or money order, or (ii) at the discretion of the Committee, by delivery of fully paid non-assessable common shares of our Company, valued at the fair market value for such shares, determined by the average of the high and low sales price of our common shares on the date of exercise.

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

Adjustments to Stock Options

In the event that our outstanding common shares are changed into or exchanged for a different number or kinds of our shares or other securities by reason of merger, consolidation, other reorganization, recapitalization, reclassification, combination of shares, stock split-up or stock dividend:

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
  Rights under unexercised stock options or portions thereof granted prior to any such change, both as to the number or kind of shares and the exercise price per share, will be adjusted appropriately, provided that such adjustments will be made without change in the total exercise price applicable to the unexercised portion of such nonqualified stock options but by an adjustment in the price for each share covered by such nonqualified stock option; or
  Upon any dissolution or liquidation of our Company or any merger or combination in which we are not a surviving corporation, each outstanding stock option granted hereunder shall terminate, but the optionee shall have the right, immediately prior to such dissolution, liquidation, merger or combination, to exercise his nonqualified stock option in whole or in part, to the extent that it shall not have been exercised, without regard to any installment exercise provisions in such nonqualified stock option.

Also, upon the occurrence of any person acquiring more than 20% of our common shares through a tender offer, exchange offer, or otherwise, upon a change in control of our Company or upon the sale of substantially all of our assets, any optionee who is also a Company insider will be entitled to receive cash for their nonqualified stock options equal to the final offer price per share paid in the offer or similar event, or in the case of a change in control or sale of assets, the aggregate fair market value of the shares.

Amendment of the Plan

The Board of Directors may at any time suspend or terminate the Plan, in whole or in part or amend it from time to time as appropriate in the best interests of our Company. No amendments will, without the consent of the optionee, affect previously granted stock options.

Recent Sales of Unregistered Securities

We did not sell any securities in 2012 that were not registered under the Securities Act of 1933, as amended.

Stock Performance Graph

The performance graph below shows Uranerz Energy Corporation’s cumulative total return based on an initial investment of $100 in Uranerz’ common stock, as compared with the Russell 2000 Index, AMEX Natural Resources Index, AMEX Composite, NASDAQ Composite Total Return, and a peer group consisting of Uranium Energy Corp., UR Energy Corp., and Powertech Uranium Corp. The chart shows yearly performance marks over a five year period. This performance chart assumes: (1) $100 was invested on January 1, 2007 in Uranerz common stock at the initial price of $1.00, in the Russell 2000 Index, AMEX Natural Resources Index, AMEX Composite, NASDAQ Composite Total Return, and the peer group’s common stock; and (2) all dividends are reinvested. Canadian dollar closing price quotes on the Toronto Stock Exchange are converted to United States dollars using the noon exchange rates as quoted by the Federal Reserve Bank on the date of the closing price quote. Dates on the chart represent the last trading day of the indicated fiscal year.

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data about Uranerz for the last five years is set forth in the table below. You should read the data in the table in conjunction with the consolidated financial statements and related notes set forth in Item 8, “Financial Statements and Supplementary Data.”

Dollars and shares in thousands, except
per share amounts	2012	2011	2010	2009	2008

Operating expenses
Depreciation	$242	216	200	176	129
Reclamation accretion	$50	2	-	-	-
Foreign exchange	$23	50	6	3	(4
General and administrative	$6,274	12,995	8,424	4,599	6,153
Mineral property expenditures	$8,328	5,440	6,662	4,778	30,505
Total operating expenses	$14,917	18,703	15,292	9,556	36,783
Gain on sale on investment securities	$-	-	-	-	-
Interest income	$42	79	52	155	610
Loss on settlement of debt	$-	-	-	-	-
Mineral property options received	$-	-	-	-	-
Gain (Loss) on discontinued operations	$-	-	-	-	977)
Non-controlling interest - portion of net loss	$373	570	640	702	949
Net loss for the year	$14,502	18,054	14,600	8,699	34,247

Common stock data
Weighted average shares outstanding	77,166	75,981	64,433	57,060	52,263
Net loss per share – basic and diluted	$0.19	0.24	0.23	0.15	0.66

Total shares outstanding at December 31	77,208	77,087	70,821	64,195	55,452
Balance sheet data at December 31
Total assets	$32,846	45,714	40,634	30,810	22,866
Property, plant and equipment – net	$21,884	6,346	503	541	643
Working capital	$5,718	32,759	36,526	29,191	21,405
Total debt	$-	-	-	-	18
Common shareholders’ equity	$29,501	42,457	39,767	30,033	22,278
Cash flow data
Net cash used for operating activities	$13,666	11,700	10,897	8,170	14,182
Net cash used for (provided by) investing activities	$14,442	5,008	(6,904)	(11,590)	20,161
Net cash provided by financing activities	$480	14,915	20,004	16,184	23,821

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements for the three years ended December 31, 2012, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the section heading “Item 1A. Risk Factors” and elsewhere in this Annual Report. See section heading “Cautionary Statement Regarding Forward-Looking Statements”.

Overview

We are an exploration stage company engaged in the acquisition and exploration of uranium properties. We own interests in properties in Wyoming. We are principally focused on the exploration of our projects in the Powder River Basin area of Wyoming. We plan to maintain, explore and, if warranted, enhance our projects in the Powder River Basin area of Wyoming.

In December 2007, we filed permit applications to mine two of our properties in the Powder River Basin area of Wyoming that we feel may have the potential, based on data in our possession, of being developed into commercial in-situ recovery uranium mines. These permit applications for our Nichols Ranch ISR Uranium Project were approved in 2011. Construction commenced in August 2011 with completion targeted for 2013.

In support of our goals for 2012, we focused our efforts on the following six key operating priorities:

  Exploration in Wyoming;
  Mine planning for our Nichols Ranch ISR Uranium Project;
  Environmental and mine planning for additional permitting in the Powder River Basin, Wyoming;
  Acquisition of properties and evaluation of uranium potential;
  Investor relations and financing; and
  Construction of the Nichols Ranch ISR Uranium Project.

Results of Operations

Twelve-month period ended December 31, 2012 compared to twelve-month period ended December 31, 2011

Revenue

We have not earned any revenues to date and we do not expect to generate any revenues until late 2013.

Operating Expenses and Other Expenses (Income)

We incurred total operating expenses of $14,916,836 for the twelve-month period ended December 31, 2012, as compared to $18,703,511 for the corresponding period in 2011. Operating expenses in the amount of $1,244,810 were attributable to stock-based compensation, a decrease of $5,054,378 while mineral property expenditures, for exploration and mine planning, increased $2,888,487 over 2011, primarily attributable to wellfield costs at Nichols Ranch. Our general and administrative expenses, excluding stock based compensation, consisted primarily of payroll, consulting, investor relations and general overhead was relatively unchanged from 2011 reflecting stable operations as focus and costs shifted to the Nichols Ranch ISR Uranium Project.

We earned $42,407 of interest income for the twelve-month period ended December 31, 2012 as compared to $79,165 for the corresponding period in 2011. This decrease was due to reduced cash balances. The non-controlling interest of our Arkose Mining Venture absorbed $372,888 of our 2012 net loss ($570,423 in 2011). Net loss attributable to the Company for the twelve-month period ended December 31, 2012 was $14,501,541, as compared to $18,053,923 in 2011.

Our 2012 Plan of Operations, described in our Annual Report on Form 10-K filed with the SEC on March 14, 2012, outlined planned expenditures which were subsequently substantially incurred as expected. As we anticipated, our exploration expenses, excluding wellfield costs, were reduced following the receipt of approvals for construction of the Nichols Ranch ISR Uranium Project in July 2011. Our general and administrative expenses continued at 2011 levels as we complied with our obligations to many stockholders as a reporting company under the Securities Exchange Act of 1934, as amended, listed on the NYSE MKT and the Toronto Stock Exchange. As anticipated, we did not earn any revenues during the 2012 fiscal year as we were engaged in exploration, permitting and enhancement of our mineral properties.

Cash Used in Operating Activities

Net cash used in operating activities was $13,821,765 for the twelve-month period ended December 31, 2012, compared to $11,699,586 for the corresponding period in 2011. The increase in net cash used in operations of $2,122,179primarily due to an increase of $2,888,487 for mineral-related expenditures which includes wellfield costs.

Cash Used in Investing Activities

We invested $14,441,693 in property, equipment and reclamation bonds in the twelve- month period ended December 31, 2012, compared to $5,007,553 the corresponding period in 2011. Also, wellfield costs of $8,328,468 were recorded as mineral property expenditures in 2012, compared to $5,439,981 in 2011.

Cash Provided by Financing Activities

Net cash provided by financing activities amounted to $479,924 for the twelve-month period ended December 31, 2012, primarily contributions from non-controlling interest, compared to $14,914,514 for the corresponding period in 2011 when common stock warrants and options were exercised.

Twelve-month period ended December 31, 2011 compared to twelve-month period ended December 31, 2010

Revenue

We have not earned any revenues to date.

Operating Expenses and Other Expenses (Income)

We incurred total operating expenses of $18,703,511 for the twelve-month period ended December 31, 2011, as compared to $15,291,692 for the corresponding period in 2010. Operating expenses in the amount of $6,299,188 were attributable to stock- based compensation, an increase of $2,553,023 while mineral property expenditures, for exploration and mine planning, declined $1,221,928 over 2010. Our general and administrative expenses, excluding stock based compensation, consisted primarily of payroll, consulting, investor relations and general overhead increased $2,018,586 over 2010 reflecting increased executive compensation, corporate affairs and growth in Casper operations to accommodate enhancement of the Nichols Ranch ISR Uranium Project.

We earned $79,165 of interest income for the twelve-month period ended December 31, 2011 as compared to $52,290 for the corresponding period in 2010. This increase was due to additional cash balances. The non-controlling interest of our Arkose Mining Venture absorbed $570,423 of our 2011 net loss ($639,419 in 2010). Net loss attributable to the Company for the twelve-month period ended December 31, 2011 was $18,053,923, as compared to $14,599,983 in 2010.

Our 2011 Plan of Operations, described in our Annual Report on Form 10-K filed with the SEC on March 15, 2011, outlined planned expenditures which were subsequently substantially incurred as expected. As we anticipated, our exploration expenses, excluding capital acquisitions, were reduced following the receipt of approvals for construction of the Nichols Ranch ISR Uranium Project in July 2011. Our general and administrative expenses continued to increase as we complied with our obligations to many stockholders as a reporting company under the Securities Exchange Act of 1934, as amended, listed on the NYSE MKT and the Toronto Stock Exchange. As anticipated, we did not earn any revenues during the 2011 fiscal year as we were engaged in exploration, permitting and enhancement of our mineral properties.

Cash Used in Operating Activities

Net cash used in operating activities was $11,699,586 for the twelve-month period ended December 31, 2011, compared to $10,896,545 for the corresponding period in 2010. The change in net cash used in operations includes a decrease of $1,221,928 for mineral-related cash expenditures, an increase of $2,018,586 for general and administrative expenses and a decrease of $1,268,888 of operating assets and liabilities.

Cash Used in Investing Activities

We invested $5,007,553 in property, equipment and reclamation bonds in the twelve- month period ended December 31, 2011, compared to $1,863,353 the corresponding period in 2010.

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

Our 2010 Plan of Operations, described in our Annual Report Form 10-K filed with the SEC on March 15, 2010, outlined planned expenditures which were subsequently substantially incurred as expected. Stock-based compensation was additional, non-cash, expenditure. As we anticipated, our exploration expenses, excluding property acquisitions, declined as a result of our planned enhancement of our Nichols Ranch ISR Uranium Project. Project expenditures totaled $9,754,068 in 2011. Our general and administrative expenses continued to increase as we complied with our obligations to many stockholders as a reporting company under the Securities Exchange Act of 1934, as amended, listed on the NYSE MKT and the Toronto Stock Exchange. As anticipated, we did not earn any revenues during the 2011 fiscal year as we were engaged in exploration, permitting and enhancement of our mineral properties.

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

Assets and Liabilities

We had total assets of $32,846,112 at December 31, 2012 compared to $45,714,186 at December 31, 2011, primarily cash accumulated from the sale of shares and investment in property plant and equipment. Non-current prepaid expenses and deposits amounted to $3,092,535 at December 31, 2012 (2011 - $2,859,123), Property and Equipment was $1,711,553 compared to $944,254 at December 31, 2011. Construction in Progress was $20,172,666 at December 31, 2012 (2011 - $6,345,390). Our liabilities were $3,223,151 compared to $3,145,114 at December 31, 2011. Liabilities include due to related parties of` $14,534 (2011 - $71,340) and Asset Retirement Obligation of $1,071,843 (2011 - $339,564).

Liquidity and Capital Resources

Our operations have been primarily financed by proceeds from issuances of common stock. Our cash and short term security position at December 31, 2012 was $7,016,710 compared to $34,644,745 as of December 31, 2011. We had working capital of $5,718,050 as of December 31, 2012, compared to working capital of $32,759,869 as of December 31, 2011.

Financings

During the year ended December 31, 2012, we:

1. Issued 120,800 shares of common stock upon the exercise of stock options for cash proceeds of $96,884.

During the year ended December 31, 2011, we:

1. Issued 4,041,421 shares of common stock upon the exercise of share purchase warrants for cash proceeds of $12,124,263.

2. Issued 2,223,920 shares of common stock upon the exercise of stock options for cash proceeds of $2,240,208.

During the year ended December 31, 2010, we:

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

During the year ended December 31, 2009, we:

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

Capital Requirements

Our cash position of $7,016,710 at December 31, 2012 is available for future operations. We estimate that our cash expenditures for operations over the next twelve months will be approximately $7 million as outlined below. Our estimated capital expenditures will require an additional $18 million. Therefore, we expect that we will be required to raise additional capital to fund expenditures for operations and capital costs over the next twelve months. Property acquisitions and operations beyond 2013 will be financed through cash on hand, cash flow from operations, and potentially through debt and one or more equity issues.

Our plan of operation for the next twelve months is to continue with exploration and enhancement of our Wyoming Powder River Basin properties. Our planned geological exploration programs are described in Item 2 of this Annual Report. Our planned cash operating expenditures for the year ending December 31, 2012 for corporate expenses, exploration on our Wyoming mineral properties and general and administrative expenses are summarized as follows:

Category	Planned Cash Expenditures Over the Next Twelve Months
Exploration	$1,500,000
Environmental, production and well planning	$500,000
General and Administrative expenses	$5,000,000
TOTAL	$7,000,000

In addition to our planned operating expenditures we may increase exploration expenditures and make additional property acquisitions beyond the above as opportunities arise. We plan to continue construction of our Nichols Ranch ISR Uranium Project. Our exploration and enhancement plans will be continually evaluated and modified as exploration and permitting results become available. Modifications to our plans will be based on many factors, including: results of exploration, assessment of data, weather conditions, exploration costs, the price of uranium and available capital. Further, the extent of our operations and investment programs that we undertake will be dependent upon the amount of financing available to us.

We estimate that initial revenues from the Nichols Ranch ISR Uranium Project will commence in late 2013.

Future Financings

We will require additional financing to carry out an expanded program of exploration, mine planning and property acquisitions and enhancement of the Nichols Ranch ISR Uranium Project during 2013. This may comprise debt financing and/or additional sales of our common stock in order to raise the funds necessary to pursue opportunities and to fund our working capital.

Issuances of additional shares would result in dilution to our existing shareholders. There is no assurance that we will be successful in completing any financings. Failure to obtain additional financing on a timely basis could require a reduced plan of operations and acquisitions in 2013.

As we expect our reliance on equity and debt financings to continue into the future, the future market conditions will be critical for us to raise necessary funds to meet our funding requirements. We will seek multiple solutions including, but not limited to, equity, credit facilities or debenture issuances. Current arrangements are described in “Subsequent Events” below.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements at December 31, 2012 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders. Our commitments and contingencies are described in Note 13 of the audited consolidated financial statements following under the section heading “Item 8. Financial Statements and Supplementary Data”.

Contractual Obligations

Our contractual obligations extending beyond the fiscal year ended December 31, 2012 are described in Notes 5 and 13 of the audited consolidated financial statements following under the section heading “Item 8. Financial Statements and Supplementary Data”.

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

Mineral property exploration costs are expensed as incurred. Costs for acquired mineral property databases are similarly capitalized and then impaired if the criteria for capitalization are not met. Capitalization of mine development costs that meet the definition of an asset commence once all operating mineralization is classified as proven and probable reserves, and a bankable feasibility study has been completed. Mineral property acquisition costs are capitalized and then impaired if the criteria for capitalization are not met and unless the Company determines a property can be economically developed as a result of establishing proven and probable reserves, a bankable feasibility study and reasonably securing all operating permits. In the event that a mineral property is acquired through the issuance of the Company’s shares, the mineral property is recorded at the fair value of the respective property or the fair value of common shares and other instruments issued, whichever is more readily determinable.

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

Accounting Developments

We have implemented all new accounting pronouncements that are in effect and that may impact its financial statements and we have disclosed all recently issued accounting pronouncements in the Notes to the Consolidated Financial Statements for the year-ended December 31, 2012.

Subsequent Events

On January 25, 2013 the Company signed a sales agreement to supply triuranium octoxide (U3O8) over a five year period commencing in 2016. The agreement has pricing which contains a base with an escalation factor.

On January 25, 2013 the Company executed a non-binding term sheet for a proposed financing from a lender in the amount of $8 million. The proposed financing is subject to completion of a note purchase agreement with the lender as well as a number of financial conditions and other approvals.

On March 15, 2013 the Company was advised by the Wyoming Business Council that its application for a $20 million State of Wyoming sponsored Industrial Development Bond received a favourable review by independent consultants engaged by the State and that as a result, the Council formally recommended Bond approval to the Attorney General, State Treasurer and Governor. If approved by the aforementioned State officials under the terms authorized, the loan will carry an annual interest rate of 4.25% and be repayable over seven years.

The Company has restated its financial statements for the fiscal year ended December 31, 2011 and the quarterly periods ending March 31, June 30 and September 30, 2012 to expense certain wellfield costs previously capitalized as construction in progress.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not exposed to risks associated with commodity prices, interest rates and credit as of December 31, 2012. Commodity price risk is defined as the potential loss that we may incur as a result of changes in the fair value of uranium. Interest rate risk results from our debt and equity instruments that we issue to provide financing and liquidity for our business. Credit risk would arise from the extension of credit throughout all aspects of our business but is not yet significant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Uranerz Energy Corporation
(An Exploration Stage Company)

December 31, 2012

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders
Uranerz Energy Corporation
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Uranerz Energy Corporation as of December 31, 2012 and 2011 and the related consolidated statements of comprehensive loss, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2012 and accumulated from May 26, 1999 (Date of Inception) to December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Uranerz Energy Corporation as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 and accumulated from May 26, 1999 (Date of Inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States.

As described in Note 17 to the consolidated financial statements, the Company has corrected its treatment of certain costs incurred in 2011 to expense them rather than capitalize them to construction in progress, and this change has been reflected in the 2011 restated consolidated financial statements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred cumulative losses and does not have sufficient cash to complete its current plan, which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding this matter are also described in Notes 1 and 16 b) & c). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2013 expressed an unqualified opinion thereon.

/s/ “Manning Elliott LLP”

CHARTERED ACCOUNTANTS

Vancouver, Canada

March 28, 2013

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	December 31,	December 31,
	2012	2011
	$	$
		(Restated - Note 17)
ASSETS

Current Assets

Cash	7,016,710	34,644,745
Prepaid expenses and deposits (Note 6(a))	824,162	890,848
Other current assets	28,486	29,826

Total Current Assets	7,869,358	35,565,419

Prepaid Expenses and Deposits (Note 6(a))	1,024,136	816,016
Mineral Property Reclamation Surety Deposits (Note 8)	2,068,399	2,043,107
Property and Equipment (Note 3)	1,711,553	944,254
Construction in Progress (Note 4)	20,172,666	6,345,390

Total Assets	32,846,112	45,714,186

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	1,269,967	1,507,968
Accrued liabilities (Note 6(b) and 7 (f))	866,807	1,226,242
Due to related parties (Note 7(b))	14,534	71,340

Total Current Liabilities	2,151,308	2,805,550

Asset Retirement Obligations (Note 8)	1,071,843	339,564

Total Liabilities	3,223,151	3,145,114

Commitments and Contingencies (Notes 5 and 13)

Subsequent Events (Note 16)

Stockholders’ Equity

Preferred Stock, 10,000,000 shares authorized, $0.001 par value; No shares issued and outstanding	–	–

Common Stock, 750,000,000 shares authorized, $0.001 par value; 77,207,574 (2011 - 77,086,774) shares issued and outstanding, respectively	77,208	77,087

Additional Paid-in Capital	145,421,983	143,876,826

Deficit Accumulated During the Exploration Stage	(115,998,598)	(101,497,057)

Total Stockholders’ Equity	29,500,593	42,456,856

Non-controlling Interest	122,368	112,216

Total Equity	29,622,961	42,569,072

Total Liabilities and Stockholders’ Equity	32,846,112	45,714,186

(The accompanying notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Comprehensive Loss
(Expressed in US dollars)

	Accumulated From
	May 26, 1999
	(Date of Inception)	Years Ended
	to December 31,	December 31,
	2012	2012	2011	2010
	$	$	$	$
	(Restated - Note 17)		(Restated - Note 17)

Revenue	–	–	–	–

Expenses
Depreciation	1,035,035	241,610	215,740	200,266
Accretion expense (Note 8)	52,417	49,899	2,518	–
Foreign exchange	105,107	22,612	49,610	5,464
General and administrative (Note 10)	56,766,464	6,274,247	12,995,662	8,424,053
Mineral property expenditures	64,385,374	8,328,468	5,439,981	6,661,909
Total Operating Expenses	122,344,397	14,916,836	18,703,511	15,291,692
Operating Loss	(122,344,397)	(14,916,836)	(18,703,511)	(15,291,692)
Other Income (Expense)
Gain on sale of investment securities	79,129	–	–	–
Interest income	2,061,331	42,407	79,165	52,290
Loss on settlement of debt	(132,000)	–	–	–
Mineral property option payments received	152,477	–	–	–
Total Other Income	2,160,937	42,407	79,165	52,290
Loss from continuing operations	(120,183,460)	(14,874,429)	(18,624,346)	(15,239,402)

Discontinued operations
Loss from discontinued operations	(28,732)	–	–	–
Gain on disposal of discontinued operations	979,709	–	–	–
Gain on Discontinued Operations	950,977	–	–	–
Net Loss and Comprehensive Loss	(119,232,483)	(14,874,429)	(18,624,346)	(15,239,402)
Net Loss and Comprehensive Loss attributable to non-controlling interest	3,233,887	372,888	570,423	639,419
Net Loss and Comprehensive Loss Attributable to Company Stockholders	(115,998,596)	(14,501,541)	(18,053,923)	(14,599,983)
Amounts attributable to Company stockholders
Loss from continuing operations	(116,949,573)	(14,501,541)	(18,053,923)	(14,599,983)
Gain on discontinued operations	950,977	–	–	–
Net Loss Attributable to the Company	(115,998,596)	(14,501,541)	(18,053,923)	(14,599,983)
Net Loss Per Share – Basic and Diluted		(0.19)	(0.24)	(0.23)

Weighted Average Number of Shares Outstanding		77,166,000	75,981,000	64,433,000

(The accompanying notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)

	Accumulated From
	May 26, 1999
	(Date of Inception)	Years Ended
	to December 31,	December 31,
	2012	2012	2011	2010
	$	$	$	$
Operating Activities	(Restated - Note 17)		(Restated - Note 17)
Net loss and comprehensive loss	(119,232,485)	(14,874,429)	(18,624,346)	(15,239,402)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,190,534	397,109	215,740	200,266
Accretion expense	52,417	49,899	2,518	–
Equity loss on investment	74,617	–	–	–
Gain on disposition of discontinued operations	(979,709)	–	–	–
Gain on sale of investment securities	(79,129)	–	–	–
Loss on settlement of debt	132,000	–	–	–
Non-cash mineral property option payment	(37,500)	–	–	–
Shares issued to acquire mineral properties	19,105,000	–	–	–
Warrants issued for mineral property costs	1,258,000	–	–	1,258,000
Stock-based compensation	27,999,497	1,334,971	6,299,188	3,746,165
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(1,842,061)	(141,434)	(65,012)	(908,009)
Other current assets	(28,461)	1,340	2,185	(8,302)
Accounts payable and accrued liabilities	912,038	(376,916)	447,987	60,471
Due to related parties	485,293	(56,806)	22,154	(5,734)
Net Cash Used in Operating Activities	(70,989,949)	(13,666,266)	(11,699,586)	(10,896,545)
Investing Activities
Reclamation surety deposits	(2,068,399)	(25,292)	(23,386)	(1,700,938)
Acquisition of subsidiary, net cash paid	(48)	–	–	–
Proceeds from sale of marketable securities	20,548,664	–	–	8,766,943
Investment in property and equipment	(20,382,966)	(14,416,401)	(4,984,167)	(162,415)
Purchase of investment securities	(20,432,035)	–	–	–
Disposition of subsidiary	905,092	–	–	–
Net Cash Used in Investing Activities	(21,429,692)	(14,441,693)	(5,007,553)	6,903,590
Financing Activities
Repayment of loan payable	(98,414)	–	–	(18,079)
Advances from related party	10,700	–	–	–
Contributions from non-controlling interest	3,356,256	383,040	574,686	692,852
Proceeds from issuance of common stock	100,674,947	96,884	14,364,471	20,506,915
Share issuance costs	(4,507,138)	–	(24,643)	(1,177,395)
Net Cash Provided by Financing Activities	99,436,351	479,924	14,914,514	20,004,293
Increase (Decrease) In Cash	7,016,710	(27,628,035)	(1,792,625)	16,011,338
Cash - Beginning of Period	–	34,644,745	36,437,370	20,426,032
Cash - End of Period	7,016,710	7,016,710	34,644,745	36,437,370
Non-cash Investing and Financing Activities
Sale of 60% of subsidiary for interest in mineral property	774,216	–	–	–
Investment securities received as a mineral property option payment	37,500	–	–	–
Purchase of equipment with loan payable	98,414	–	–	–
Stock options issued for construction in progress	170,598	113,423	57,175	–
Common stock issued to settle debt	744,080	–	–	–
Warrants issued for mineral property costs	1,258,000	–	–	1,258,000
Common stock issued for mineral property costs	19,105,000	–	–	–
Supplemental Disclosures
Interest paid	12,608	–	424	404
Income taxes paid	–	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statement of Stockholders’ Equity
For the Period from May 26, 1999 (Date of Inception) to December 31, 2012
(Expressed in US dollars)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the
	Common Stock		Paid-in	Comprehensive	Development	Non-Controlling
	Shares	Amount	Capital	Income	Stage	Interest	Total
	#	$	$	$	$	$	$

Balance, May 26, 1999 (Date of inception)	–	–	–	–	–	–	–
Net loss for the period	–	–	–	–	(2,465)	–	(2,465)
Balance, December 31, 1999	–	–	–	–	(2,465)	–	(2,465)
Net loss for the year	–	–	–	–	–	–	–
Balance, December 31, 2000	–	–	–	–	(2,465)	–	(2,465)
Shares issued for cash at $0.001 per share	1,500,000	1,500	–	–	–	–	1,500
Shares issued for cash at $0.01 per share	2,500,000	2,500	22,500	–	–	–	25,000
Shares issued to acquire mineral property interest at $0.01 per share	1,500,000	1,500	13,500	–	–	–	15,000
Shares issued for cash at $0.35 per share	90,500	91	31,584	–	–	–	31,675
Net loss for the year	–	–	–	–	(47,158)	–	(47,158)
Balance, December 31, 2001	5,590,500	5,591	67,584	–	(49,623)	–	23,552
Shares issued for cash at $0.35 per share	50,000	50	17,450	–	–	–	17,500
Net loss for the year	–	–	–	–	(51,671)	–	(51,671)
Balance, December 31, 2002	5,640,500	5,641	85,034	–	(101,294)	–	(10,619)
Net loss for the year	–	–	–	–	(26,916)	–	(26,916)
Balance, December 31, 2003	5,640,500	5,641	85,034	–	(128,210)	–	(37,535)
Net loss for the year	–	–	–-	–	(20,096)	–	(20,096)
Balance, December 31, 2004	5,640,500	5,641	85,034	–	(148,306)	–	(57,631)
Shares issued for cash at $0.10 per share	6,959,500	6,959	688,991	–	–	–	695,950
Shares issued for cash at $0.40 per unit	5,420,000	5,420	2,162,580	–	–	–	2,168,000
Share issuance costs	–	–	(43,987)	–	–	–	(43,987)
Shares issued to settle debt	200,000	200	211,800	–	–	–	212,000
Shares issued for compensation to related parties at a fair value of $1.01 per share	3,775,000	3,775	3,808,975	–	–	–	3,812,750
Net loss for the year	–	–	–	–	(5,002,225)	–	(5,002,225)
Balance, December 31, 2005	21,995,000	21,995	6,913,393	–	(5,150,531)	–	1,784,857

(The accompanying notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity
For the Period from May 26, 1999 (Date of Inception) to December 31, 2012
(Expressed in US dollars)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the
	Common Stock		Paid-in	Comprehensive	Development	Non-Controlling
	Shares	Amount	Capital	Income	Stage	Interest	Total
	#	$	$	$	$	$	$

Balance, December 31, 2005	21,995,000	21,995	6,913,393	–	(5,150,531)	–	1,784,857
Shares issued for cash at $1.00 per share	7,245,000	7,245	7,237,755	–	–	–	7,245,000
Shares issued for cash at $1.75 per share	2,142,200	2,142	3,746,708	–	–	–	3,748,850
Share issuance costs	–	–	(516,964)	–	–	–	(516,964)
Shares issued for finders fees	238,498	238	277,460	–	–	–	277,698
Shares issued upon the exercise of warrants	2,700,000	2,700	1,774,550	–	–	–	1,777,250
Shares issued for services at $0.91 per share	100,000	100	90,900	–	–	–	91,000
Shares and options issued to settle debt	139,640	140	129,690	–	–	–	129,830
Fair value of stock options granted	–	–	4,124,025	–	–	–	4,124,025
Foreign currency translation adjustments	–	–	–	542	–	–	542
Net loss for the year	–	–	–	–	(6,548,901)	–	(6,548,901)
Balance, December 31, 2006	34,560,338	34,560	23,777,517	542	(11,699,432)	–	12,113,187
Shares issued upon the exercise of warrants	4,481,749	4,482	8,312,196	–	–	–	8,316,678
Shares issued upon the exercise of options	182,000	182	287,918	–	–	–	288,100
Fair value of stock options granted	–	–	4,997,753	–	–	–	4,997,753
Foreign currency translation adjustments	–	–	–	(61)	–	–	(61)
Net loss for the year	–	–	–	–	(14,197,366)	–	(14,197,366)
Balance, December 31, 2007	39,224,087	39,224	37,375,384	481	(25,896,798)	–	11,518,291
Shares issued to acquire mineral properties	5,750,000	5,750	19,084,250	–	–	–	19,090,000
Shares issued upon the exercise of warrants	96,100	96	240,154	–	–	–	240,250
Shares issued upon the exercise of options	356,300	356	304,669	–	–	–	305,025
Shares issued pursuant to private placement	9,865,000	9,865	23,666,135	–	–	–	23,676,000
Shares issued to settle debt	160,900	161	402,089	–	–	–	402,250
Share issuance costs	–	–	(1,387,219)	–	–	–	(1,387,219)
Fair value of stock options granted	–	–	2,681,417	–	–	–	2,681,417
Foreign currency translation adjustments	–	–	–	(481)	–	–	(481)
Net loss for the year	–	–	–	–	(34,247,199)	(949,185)	(35,196,384)
Contribution from non-controlling interest	–	–	–	–	–	1,018,770	1,018,770
Balance, December 31, 2008	55,452,387	55,452	82,366,879	–	(60,143,997)	69,585	22,347,919
Shares issued upon the exercise of options	242,500	243	165,882	–	–	–	166,125
Shares issued pursuant to public offering	8,500,000	8,500	16,991,500	–	–	–	17,000,000
Share issuance costs	–	–	(1,634,628)	–	–	–	(1,634,628)
Fair value of stock options granted	–	–	922,265	–	–	–	922,265
Net loss for the year	–	–	–	–	(8,699,154)	(701,972)	(9,401,126)
Contribution from non-controlling interest	–	–	–	–	–	686,908	686,908
Balance, December 31, 2009	64,194,887	64,195	98,811,898	–	(68,843,151)	54,521	30,087,463

(The accompanying notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statement of Stockholders’ Equity
For the Period from May 26, 1999 (Date of Inception) to December 31, 2012
(Expressed in US dollars)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development	Non-Controlling
	Shares	Amount	Capital	Stage	Interest	Total
	#	$	$	$	$	$

Balance, December 31, 2009	64,194,887	64,195	98,811,898	(68,843,151)	54,521	30,087,463

Fair value of stock options granted	–	–	3,746,165	–	–	3,746,165

Fair value of warrants issued for mineral property costs	–	–	1,258,000	–	–	1,258,000

Shares issued upon the exercise of options	454,100	454	431,461	–	–	431,915

Shares issued upon the exercise of warrants	25,000	25	74,975	–	–	75,000

Shares issued pursuant to public offering	6,147,446	6,147	19,993,853	–	–	20,000,000

Share issuance costs	–	–	(1,177,395)	–	–	(1,177,395)

Net loss for the year	–	–	–	(14,599,983)	(639,419)	(15,239,402)

Contribution from non-controlling interest	–	–	–	–	692,852	692,852

Balance, December 31, 2010	70,821,433	70,821	123,138,957	(83,443,134)	107,954	39,874,598

Fair value of stock options granted	–	–	6,404,307	–	–	6,404,307

Shares issued upon the exercise of options	2,223,920	2,224	2,237,984	–	–	2,240,208

Shares issued upon the exercise of warrants	4,041,421	4,042	12,120,221	–	–	12,124,263

Share issuance costs	–	–	(24,643)	–	–	(24,643)

Contribution from non-controlling interest	–	–	–	–	574,685	574,685

Net loss for the year (Restated - Note 17)	–	–	–	(18,053,923)	(570,423)	(18,624,346)

Balance, December 31, 2011 (Restated - Note 17)	77,086,774	77,087	143,876,826	(101,497,057)	112,216	42,569,072

Fair value of stock options granted	–	–	1,448,394	–	–	1,448,394

Common stock issued upon the exercise of options	120,800	121	96,763	–	–	96,884

Contribution from non-controlling interest	–	–	–	–	383,040	383,040

Net loss and comprehensive loss for the period	–	–	–	(14,501,541)	(372,888)	(14,874,429)

Balance, December 31, 2012	77,207,574	77,208	145,421,983	(115,998,598)	122,368	29,622,961

(The accompanying notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2012
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

As at December 31, 2012, the Company has an accumulated deficit, no debt and cash on hand of $7,016,710. The Company’s operating expenditure plan for the following 12 months will require cash of $7,000,000 and the Company’s Nichols Ranch ISR Uranium Project will require cash of $18,000,000. To meet the cash requirement to carry out its complete plan, the Company will be required to raise financing through borrowing, issuing additional shares, or a combination of borrowing and issuing additional shares Accordingly, there are material uncertainties that cast substantial doubt about the Company’s ability continue as a going concern. Management has plans in place to address the Company’s cash requirements, as outlined in Notes 16(b) and (c). The completion of any plan is dependent on various factors, some of which are beyond management’s control, and there can be no assurance that they will be successful.

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

The preparation of these consolidated statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to useful life and recoverability of long-lived assets, stock-based compensation, asset retirement obligations, deferred income tax asset valuations, fair values of financial instruments and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents.

	d)	Property and Equipment

Property and equipment consists of computers, office equipment and field equipment. These assets are recorded at cost and are depreciated on a straight-line basis over their estimated lives.

	e)	Construction in Progress

Certain costs incurred constructing assets for a mineral processing facility are capitalized (Note 4). These costs include the site preparation, processing plant and equipment for in situ uranium mining. The Company determined that these costs meet the definition of an asset and that they are recoverable through economical use, salvage value or transfer of the assets to other locations. These costs are tested for impairment using estimated future cash flows based on value beyond proven and probable reserves in accordance with ASC 360 and CON 6 for property, plant and equipment.

	f)	Financial Instruments/Concentrations

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

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2012
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	g)	Mineral Property Costs

The Company is primarily engaged in the acquisition, exploration and exploitation of mineral properties with the objective of extracting minerals from these properties.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2012
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	g)	Mineral Property Costs (continued)

Mineral property exploration costs are expensed as incurred. Costs for acquired mineral property databases are capitalized and then impaired if the criteria for capitalization are not met. Capitalization of mine development costs that meet the definition of an asset commence once all operating mineralization is classified as proven and probable reserves, and a bankable feasibility study has been completed.

Mineral property acquisition costs are capitalized initially and then expensed if the criteria for capitalization are not met and unless the Company determines a property can be economically developed as a result of establishing proven and probable reserves, a bankable feasibility study and reasonably securing all operating permits. In the event that a mineral property is acquired through the issuance of the Company’s shares, the mineral property is recorded at the fair value of the respective property or the fair value of common shares and other instruments issued, whichever is more readily determinable.

When mineral properties are acquired under option agreements with future acquisition payments to be made at the sole discretion of the Company, those future payments, whether in cash, shares, or other instruments are recorded only when the Company has made or is obliged to make the payment or issue the shares or instruments.

During the year ended December 31, 2012, mineral property expenditures totaling $8,328,468 (2011 - $5,439,981, 2010 -$6,661,909) were expensed, including $6,807,280 (2011 – $2,934,357, 2010 - $Nil) of wellfield costs related to our Nichols Ranch ISR Uranium Project.

	h)	Contingent Liabilities - Off Balance Sheet Arrangements

The Company has obtained financial surety relating to certain of its future restoration and reclamation obligations as required by regulatory agencies. The Company has bank Letters of Credit and performance bonds issued for the benefit of the Company to satisfy these regulatory requirements.

	i)	Asset Retirement Obligations

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

Estimations and assumptions used in applying the expected present value technique to determine fair values are reviewed periodically. At December 31, 2012, the Company had accrued $1,071,843 (2011 - $339,564) for restoration and reclamation obligations.

Estimated site restoration costs for exploration activities are accrued when incurred. Costs for environmental remediation are estimated each period by management based on current regulations, actual expenses incurred, available technology and industry standards. Any change in these estimates is included in exploration expense during the period and the actual restoration expenditure incurred are charged to the accumulated asset retirement obligation provision as the restoration work is completed. At December 31, 2012, the Company has recorded $39,000 (2011 – $50,160) for well reclamation obligations in accrued liabilities for which work is required as part of its ongoing exploration expenses.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2012
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

	k)	Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. During the years ended December 31, 2012, 2011 and 2010, the Company had no items that represent other comprehensive loss.

	l)	Long-lived Assets

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

	m)	Stock-based Compensation

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

Options granted to consultants are valued based at the fair value of the service received by the Company unless the amount is not readily determinable, in which case they are valued using the Black Scholes model.

	n)	Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Shares underlying these securities totaled approximately 11,225,880 as of December 31, 2012 (2011 – 9,751,180; 2010 - 12,960,600).

	o)	Income Taxes

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

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2012
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	p)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements.

Fair Value Accounting

In May 2011, ASC guidance was issued related to disclosures around fair value accounting. The updated guidance clarifies different components of fair value accounting including the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and disclosing quantitative information about the unobservable inputs used in fair value measurements that are categorized in Level 3 of the fair value hierarchy. The Company’s January 1, 2012 adoption of the updated guidance had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Comprehensive Loss/income

In June 2011, the ASC guidance was issued related to comprehensive income/loss. Under the updated guidance, an entity will have the option to present the total of comprehensive income/ loss either in a single continuous statement of comprehensive income/loss or in two separate but consecutive statements. In addition, the update required certain disclosure requirements when reporting other comprehensive income/ loss. The update does not change the items reported in other comprehensive income/ loss or when an item of other comprehensive income/ loss must be reclassified to income. The Company adopted the new guidance and presents the total comprehensive loss in a single continuous statement of comprehensive loss effective for its fiscal year beginning January 1, 2012.

q)

Recently Issued Accounting Pronouncements

Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income

In February, 2013, ASC guidance was issued related to items reclassified from Accumulated Other Comprehensive Income. The new standard requires either in a single note or parenthetically on the face of the financial statements: (i) the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and (ii) the income statement line items affected by the reclassification. The update is effective for the Company’s fiscal year beginning January 1, 2013, with early adoption permitted. The Company does not expect the guidance to have a significant impact on the consolidated financial position, results of operations or cash flows.

Disclosures about Offsetting Assets and Liabilities

In November 2011, ASC guidance was issued related to disclosures about offsetting assets and liabilities. The new standard requires disclosures to allow investors to better compare financial statements prepared under U.S GAAP with financial statements prepared under IFRS. The update is effected for the Company’s fiscal year beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required.

In January 2013, ASC guidance was issued to clarify that the disclosure requirements are limited to derivatives, repurchase agreements, and securities lending transactions to the extent that they are (i) offset in the financial statements or (ii) subject to an enforceable master netting arrangement or similar agreement. The Company does not expect the updated guidance to have an impact on the consolidated financial position, results of operations or cash flows.

	r)	Reclassifications

Certain reclassifications have been made to the prior period’s consolidated financial statements to conform to the current year’s presentation.

3.	Property and Equipment

			December 31,	December 31,
			2012	2011
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$
				(Restated - Note 17)
Computers and office equipment	311,068	213,069	97,999	85,258
Field equipment	2,591,018	977,464	1,613,554	858,996
	2,902,086	1,190,533	1,711,553	944,254

4.	Construction in Progress

The construction in progress consists of construction costs related to the construction of the plant and equipment for the Nichols Ranch ISR Uranium Project. Upon completion of construction and commissioning of the plant, these costs will be transferred to property and equipment and categorized for amortization based on the estimated useful life of the plant and equipment.

	December 31,	December 31,
	2012	2011
	$	$
		(Restated - Note 17)
Processing facility	11,791,475	4,910,093
Equipment	8,381,191	1,435,297
	20,172,666	6,345,390

5.	Mineral Properties

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

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2012
(Expressed in US dollars)

5.	Mineral Properties (continued)

	g)	On September 18, 2008, the Company leased 984 acres of mineral properties within the Company’s North Reno Creek project area in Wyoming.

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

	l)	On July 19, 2011, the Company received its Materials License from the Nuclear Regulatory Commission which allowed it to proceed with construction of its Nichols Ranch ISR Uranium Project in Wyoming.

6.	Balance Sheet Details

	a)	The components of prepaid expenses and deposits are as follows:

	December 31,	December 31,
	2012	2011
	$	$

Insurance	29,061	148,910
Lease costs	396,043	324,800
Reclamation bonding	188,058	209,183
Surface use and damage costs	205,400	205,514
Other	5,600	2,441
Current prepaid expenses and deposits	824,162	890,848

Deposits	29,771	29,417
Power supply advance	674,200	674,200
Surface use and damage costs	320,165	–
Power supply deposit	–	112,399
Non-current prepaid expenses and deposits	1,024,136	816,016

b)	The components of accrued liabilities are as follows:

	December 31,	December 31,
	2012	2011
	$	$
Construction expenses	223,053	309,624
Mineral exploration expenses	88,064	148,808
Reclamation costs (note 2(i))	39,000	50,160
Registration fees	–	74,050
Employee expense	116,690	72,200
Executive compensation (note 7 (f))	400,000	500,000
Professional fees	–	71,400
Total accrued liabilities	866,807	1,226,242

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2012
(Expressed in US dollars)

7.	Related Party Transactions / Balances

a)

During the year ended December 31, 2012, the Company incurred $nil (2011 - $nil, 2010 - $131,355) for contracted office and administrative services (included in general and administrative expenses) to a company controlled by a Director.

b)

During the year ended December 31, 2012, the Company incurred $996,520 (2011 - $1,023,410, 2010 - $919,186) for consulting services (included in general and administrative expenses) provided by Officers. Other general and administrative expenses were reimbursed in the normal course of business. At December 31, 2012, consulting services and expenditures incurred on behalf of the Company of $14,534 (2011 - $71,340, 2010 - $46,493) are owed to these Officers, and these amounts are unsecured, non-interest bearing, and due on demand.

c)

During the year ended December 31, 2012, the Company paid Directors’ fees of $174,000 (2011 - $161,240, 2010 - $159,000) for non-executive Directors. The amounts have been recorded as general and administrative expenses.

	d)	During the year ended December 31, 2012, the Company incurred $20,000 (2011 - $373,000, 2010 - $15,900) for bonuses (included in general and administrative expenses) to Officers.

	e)	During the year ended December 31, 2012, the Company paid $Nil (2011- $321,993, 2010 – Nil) to Officers for other compensation which is included in general and administrative expenses.

f)

During the year ended December 31, 2012, the Company recognized a $400,000 (2011 - $500,000) provision for bonuses to Directors and Officers, all of which is included in accrued liabilities at December 31, 2012.

8.	Asset Retirement Obligations

The following summary sets forth the annual changes to the Company’s asset retirement obligation relating to the Company’s Nichols Ranch ISR Uranium Project in Wyoming:

Balance at December 31, 2010	$–

Liabilities incurred	304,046
Reclassified from current liabilities	33,000
Accretion expense	2,518

Balance at December 31, 2011	$339,564

Liabilities incurred	682,380
Accretion expense	49,899
Balance at December 31, 2012	$1,071,843

The current portion of reclamation and remediation liabilities of $39,000 and $50,160 at December 31, 2012 and December 31, 2011, respectively, are included in accrued liabilities (see Note 6(b)).

In 2008 the Company provided a bond in the amount of $622,500 to the State of Wyoming, Department of Environmental Quality or the Secretary of the Interior, United States Government. The bond is in lieu of depositing cash to guarantee reclamation of exploration drill holes in the Arkose Mining Venture and surety was provided by an insurance company. The bond applies to 250 drill holes on a revolving basis. To date, the Company, including the Arkose Mining Venture, has a 100% record of completing reclamation without recourse to security provided.

In December 2010, the Company provided a $1,700,000 cash security to support a bond in the amount of $6,800,000 to the State of Wyoming, Department of Environmental Quality or the Secretary of the Interior, United States Government. The bond is in lieu of depositing cash to guarantee mine reclamation and surety was provided by an insurance company. The bond applies to the first year’s operation of the Company’s Nichols Ranch ISR Uranium Project. This amount together with other surety deposits of $368,399 have been classified as mineral property reclamation surety deposits.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2012
(Expressed in US dollars)

9.	Common Stock

Share transactions for the year ended December 31, 2012:

During the year ended December 31, 2012, the Company issued 120,800 shares of common stock, pursuant to the exercise of stock options, for proceeds of $96,884.

	Shares	Proceeds
Month	Issued	$
January	10,000	7,500
February	52,300	40,559
March	10,000	13,300
April	-	-
May	4,000	2,600
June	-	-
July	-	-
August	40,000	30,000
September	-	-
October	4,500	2,925
November	-	-
December	-	-

Total	120,800	96,884

Share transactions for the year ended December 31, 2011:

a)	In February 2011, the Company issued 4,041,421 shares of common stock, pursuant to the exercise of common share purchase warrants, for gross proceeds of $12,124,263.

b)	On August 8, 2011, the Company increased the number of authorized common shares from 200,000,000 to 750,000,000.

c)	During the year ended December 31, 2011, the Company issued 2,223,920 shares of common stock, pursuant to the exercise of stock options, for proceeds of $2,240,208.

	Shares	Proceeds
Month	Issued	$
January	565,720	527,358
February	270,500	349,975
March	625,000	451,450
April	80,000	56,000
May	249,500	364,175
June	85,000	65,650
July	170,000	284,800
August	44,500	32,925
September	40,000	30,000
October	33,700	25,275
November	–	–
December	60,000	52,600

Total	2,223,920	2,240,208

Share transactions for the year ended December 31, 2010:

a)	During October, November and December 2010, the Company issued 454,100 shares of common stock, pursuant to the exercise of stock options, for proceeds of $431,915.

b)	In December 2010, the Company issued 25,000 shares of common stock, pursuant to the exercise of common share purchase warrants, for proceeds of $75,000.

c)

In December 2010, the Company issued 6,147,446 shares of common stock, pursuant to a public financing for gross proceeds of $20,000,000. The Company incurred share issuance costs of $1,177,395 relating to the offering.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2012
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

During the year ended December 31, 2011, the Company granted 2,624,500 stock options with immediate vesting to directors, officers, employees and consultants to acquire 1,045,000 common shares at an exercise price of $3.98 per share expiring in 5 – 10 years, 884,500 common shares at an exercise price of $3.21 per share for 10 years, 50,000 common shares at $2.87 per share for 2 years, and 645,000 common shares at an exercise price of $1.89 per share for 5 – 10 years. The Company also granted 802,500 stock options to acquire 802,500 shares at $1.89 per share for 10 years that vest 40% on the date of grant, 30% on the first anniversary of the grant date and 30% on the second anniversary of the grant date. During the year ended December 31, 2011, the Company recorded stock-based compensation for the vested options of $6,299,188, as general and administrative expense, $47,944 as exploration expenses and $57,175 as construction in progress.

During the year ended December 31, 2012, the Company recorded $315,502 for the vesting of previously granted stock options, as general and administrative expense.

During the year ended December 31, 2012, the Company granted 80,000 stock options with immediate vesting to consultants to acquire 80,000 common shares at an exercise price of $1.32 per share expiring in 2 – 10 years. The Company also granted 1,610,500 stock options to acquire 1,610,500 shares at $1.32 per share for 10 years that vest 40% on the date of grant, 30% on the first anniversary of the grant date and 30% on the second anniversary of the grant date. During the year ended December 31, 2012, the Company recorded stock-based compensation for the vested options of $685,683, as general and administrative expense, $90,161 as exploration expenses, and $113,423 as construction in progress.

On October 3, 2012, the Company modified the terms of 767,700 outstanding options held by the Company’s former Executive Vice President. The options were set to expire on October 15, 2012 and the Company extended the expiration date to March 15, 2014. The weighted average grant date fair value of the modified stock options was $0.37 and the Company recognized an additional $243,625 stock-based compensation expense which is included in general and administrative expense related to the modification of these options.

The weighted average grant date fair value of stock options granted during the years ended December 31, 2012, 2011 and 2010 was $1.23, $2.05 and $0.93 per share, respectively. At December 31, 2012, the Company had 17,084,860 shares of common stock available to be issued under the Stock Option Plan.

The weighted average assumptions used for each of the years ended December 31, are as follows:

	2012	2011	2010

Expected dividend yield	0%	0%	0%
Risk-free interest rate	1.72%	1.42%	1.57%
Expected volatility	119%	97%	107%
Expected option life (in years)	9.70	4.68	3.27

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2012
(Expressed in US dollars)

10.	Stock-based Compensation (continued)

The total intrinsic value of stock options exercised during the years ended December 31, 2012, 2011 and 2010, was $164,439, $6,849,524, and $1,003,198 respectively.

The following table summarizes the continuity of the Company’s stock options:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
		$		$

Outstanding, December 31, 2009	5,949,700	1.88

Granted	1,240,000	1.46
Exercised	(454,100)	0.95

Outstanding, December 31, 2010	6,735,600	1.86

Granted	3,427,000	2.88
Exercised	(2,223,920)	1.01
Expired	(187,500)	2.59

Outstanding, December 31, 2011	7,751,180	2.54

Granted	1,690,500	1.32
Exercised	(120,800)	0.80
Expired	(95,000)	3.13

Outstanding, December 31, 2012	9,225,880	2.33	6.39	615,497

Exercisable, December 31, 2012	8,018,830	2.47	5.92	547,856

A summary of the status of the Company’s non-vested stock options outstanding as of December 31, 2012, and changes during the years ended December 31, 2012, 2011 and 2010 is presented below:

		Weighted
		Average
	Number of	Grant Date
Non-vested stock options	Options	Fair Value
		$

Non-vested at December 31, 2009	127,000	1.33

Granted	1,240,000	0.93
Vested	(1,292,000)	0.95

Non-vested at December 31, 2010	75,000	1.16

Granted	3,427,000	2.05
Vested	(3,020,500)	2.13

Non-vested at December 31, 2011	481,500	1.37

Granted	1,690,500	1.23
Vested	(964,950)	1.20

Non-vested at December 31, 2012	1,207,050	1.24

As at December 31, 2012, there was $1,534,945 of unrecognized compensation cost related to non-vested stock option agreements. This cost is expected to be recognized over a weighted average period of 1.76 years.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2012
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

b)

On October 27, 2009, the Company issued 4,250,000 common share purchase warrants exercisable for $3.00 per share during the thirty month period ending April 27, 2012. In December 2010, 25,000 warrants were exercised. The Company has the right to accelerate the expiry date of the warrants in the event that the underlying common shares trade at a closing price of greater than $3.50 per share for a period of 20 consecutive trading days. On January 26, 2011, the Company exercised its right to accelerate the warrants expiry date to February 25, 2011. During the year ended December 31, 2011, 4,041,421 common share purchase warrants were exercised for gross proceeds of $12,124,263 and 183,579 common share purchase warrants expired, unexercised.

A summary of the changes in the Company’s common share purchase warrants is presented below:

		Weighted Average
	Number	Exercise Price
		$
Balance, December 31, 2009	9,182,498	3.27
Issued	2,000,000	3.00
Exercised	(25,000)	3.00
Expired	(4,932,498)	3.50
Balance December 31, 2010	6,225,000	3.00
Expired	(183,579)	3.00
Exercised	(4,041,421)	3.00
Balance December 31, 2011 and 2012	2,000,000	3.00

As at December 31, 2012, the following common share purchase warrants were outstanding and exercisable:

Number of Warrants	Exercise Price	Expiry Date
	$
2,000,000	3.00	June 30, 2014

12.	Shareholder Rights Plan

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
December 31, 2012
(Expressed in US dollars)

13.	Commitments

a)

The Company has employment or consulting services agreements with each of its executive officers. Officers with contracts for services have notice requirements following a change in control of the Company and those requirements include a payment in lieu of notice and a termination payment.

b)

On September 18, 2008, the Company signed two mining lease agreements which require ten annual payments of $75,000. As at December 31, 2012, the first five annual payments have been made. Refer to Note 5(g).

	c)	Refer to Note 8 for commitments pertaining to mineral property reclamation surety deposits.

	d)	On May 19, 2010, the Company signed an office premises lease for a period of three years commencing September 1, 2010. Rent is approximately $51,616 per annum.

e)

On February 14, 2012, the Company signed an office lease for a primary term of two years, starting February 1, 2012 and ending January 31, 2014. Rent consideration is $141,258 per annum. The lease agreement may be renewed for two additional years.

	f)	The Company is party to a processing agreement under which it is committed to minimum annual payments of $450,000 for each of the years 2013, 2014 and 2015.

g)

The Company is committed under two sales agreements to supply triuranium octoxide (U3O8) over a five year period. One sales agreement has defined pricing each year and the second agreement has pricing which contains spot market referenced prices to set the sales price.

	h)	At December 31, 2012 the Company has construction purchase orders outstanding for approximately $1,500,000.

14.	Income Taxes

The Company has adopted the provisions of ASC 740, Income Taxes. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in the consolidated financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years. The Company has approximately $44,060,405 of net operating losses to carry forward which are available to offset taxable income in future years which expire through fiscal 2032. For the years ended December 31, 2012, 2011 and 2010 the valuation allowance established against the deferred tax assets increased by $3,873,305, $9,079,799, and $4,458,681 respectively.

The components of the net deferred tax asset at December 31, 2012, 2011, and 2010, the statutory tax rate, the effective tax rate, and the amount of the valuation allowance are indicated below:

		December 31,	December 31,	December 31,
		2012	2011	2010
			(Restated - Note 17)
Net loss before taxes		$(14,874,429)	$(18,624,346)	$(15,239,402)
Statutory rate		35%	35%	35%

Computed expected tax (recovery)		$(5,206,050)	$(6,518,521)	$(5,333,791)
Stock-based compensation		409,686	(192,618)	1,311,158
Depreciation		38,180	–	–
Joint venture chargeback		106,713	86,917	75,154
Miscellaneous		778,166	(2,455,577)	(511,202)
Increase (decrease) in valuation allowance:
Net operating loss		2,173,138	5,472,168	2,127,013
Exploration and mineral property costs		1,746,217	3,607,631	2,331,668
Capital assets		30,440	–	–
Construction in progress		(76,490)	–	–

Reported income taxes	$		$–	$–

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2012
(Expressed in US dollars)

14.	Income Taxes (continued)

	December 31,	December 31,	December 31,
	2012	2011	2010
	$	$	$
		(Restated – Note 17)

Deferred tax assets and liabilities
- Net operating losses	15,421,142	13,248,004	7,775,836
- Mineral property acquisition and exploration	23,032,848	21,286,631	17,679,000
- Capital assets	30,440	–	–
- Construction in progress	(76,490)	–	–
- Less valuation allowance	(38,407,940)	(34,534,635)	(25,454,836)

Net deferred tax asset	–	–	–

The Company has incurred operating losses of approximately $44,060,405 which, if unutilized, will expire through to 2032. Future tax benefits, which may arise as a result of these losses, have not been recognized in these consolidated financial statements, and have been offset by a valuation allowance. The following table lists the fiscal years in which the loss was incurred and the expiration dates of the losses.

	Net	Expiration
	Loss	Date

1999	$329	2019
2000	493	2020
2001	18,389	2021
2002	46,564	2022
2003	23,560	2023
2004	18,367	2024
2005	4,420,398	2025
2006	1,438,511	2026
2007	2,828,339	2027
2008	3,870,989	2028
2009	4,934,131	2029
2010	6,765,005	2030
2011	14,489,696	2031
2012	5,205,634	2032

	$44,060,405

15.	Segment Disclosures

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

Financial statement information by operating segment for the years ended December 31, 2012, 2011 and 2010 is presented below:

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2012
(Expressed in US dollars)

15.	Segment Disclosures (continued)

	December 31, 2012
	Total	Uranerz	Arkose
	$	$	$

Assets	32,846,112	31,993,570	852,542

Net loss attributable to the Company	(14,501,541)	(13,626,077)	(875,466)
Interest revenue	42,407	42,114	293
Depreciation	(241,610)	(241,610)	–

	December 31, 2011
	Total	Uranerz	Arkose
	$	$	$

Assets	45,714,186	45,092,107	622,079

Net loss attributable to the Company	(18,053,923)	(16,721,201)	(1,332,722)
Interest revenue	79,165	78,779	386
Depreciation	(215,740)	(215,740)	–
Accretion	(2,518)	(2,518)	–

	December 31, 2010
	Total	Uranerz	Arkose
	$	$	$

Assets	40,634,083	39,770,022	864,061

Net loss attributable to the Company	(14,599,983)	(13,005,108)	(1,594,875)
Interest revenue	52,290	51,352	938
Depreciation	(200,266)	(200,266)	–

16.	Subsequent Events

a)

On January 25, 2013 the Company signed a sales agreement to supply triuranium octoxide (U3O8) over a five year period commencing in 2016. The agreement has pricing which contains a base with an escalation factor.

b)
On January 25, 2013 the Company executed a non-binding term sheet for a proposed financing from a lender in the amount of $8 million. The proposed financing is subject to completion of a note purchase agreement with the lender as well as a number of financial conditions and other approvals.

c)

On March 15, 2013 the Company was advised by the Wyoming Business Council that its application for a $20 million State of Wyoming sponsored Industrial Development Bond received a favourable review by independent consultants engaged by the State and that as a result, the Council formally recommended Bond approval to the Attorney General, State Treasurer and Governor. If approved by the aforementioned State officials under the terms authorized, the loan will carry an annual interest rate of 4.25% and be repayable over seven years.

d)
On March 17, 2013 the Company restated its consolidated financial statements for the fiscal year ended December 31, 2011 and the quarterly periods ending March 31, June 30 and September 30, 2012 to expense certain wellfield costs previously capitalized as construction in progress (See Note 17).

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2012
(Expressed in US dollars)

17.	Restatement

The Company has restated the December 31, 2011, consolidated financial statements to expense certain costs previously capitalized as construction in progress. The Company has determined that its capitalization of these expenditures was not fully in accordance with the U.S. Securities and Exchange Commission’s Industry Guide 7. As a result, the Company amended and restated the consolidated financial statements for the year ended December 31, 2011, to reflect $2,934,357 of costs previously capitalized as construction in progress, to exploration expenses.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2012
(Expressed in US dollars)

17.	Restatement (continued)

The following tables reflect the adjustment and restated amounts:

Consolidated Balance Sheet	December 31, 2011
	As Reported	Adjustment	As Restated
	$	$	$
ASSETS
Construction in Progress	9,754,067	(2,934,357)	6,819,710
Total Assets	48,648,543	(2,934,357)	45,714,186
STOCKHOLDER’S EQUITY
Deficit Accumulated During the
Exploration Stage	(98,562,700)	(2,934,357)	(101,497,057)
Total Stockholders’ Equity	45,391,213	(2,934,357)	42,456,856
Total Equity	45,503,429	(2,934,357)	42,569,072
Total Liabilities and Stockholders’ Equity	48,648,543	(2,934,357)	45,714,186

Consolidated Statement of Operations	Year Ended December 31, 2011
	As Reported	Adjustment	As Restated
	$	$	$
Mineral property expenditures	2,505,624	2,934,357	5,439,981
Total Operating Expenses	15,769,154	2,934,357	18,703,511
Loss from continuing operations	(15,689,989)	(2,934,357)	(18,624,346)
Net Loss and comprehensive loss	(15,689,989)	(2,934,357)	(18,624,346)
Net loss Attributable to the Company	(15,119,566)	(2,934,357)	(18,053,923)
Net Loss Per Share – Basic and Diluted	(0.20)	(0.04)	(0.24)

Consolidated Statement of Cash Flows	Year Ended December 31, 2011
	As Reported	Adjustment	As Restated
	$	$	$
Operating Activities
Net Loss	(15,689,989)	(2,934,357)	(18,624,346)
Net Cash Used in Operating Activities	(8,765,229)	(2,934,357)	(11,699,586)
Investing Activities
Investment in property and equipment	(7,918,524)	2,934,357	(4,984,167)
Net Cash Used in Investing Activities	(7,941,910)	2,934,357	(5,007,553)

Supplemental Financial Information ($, 000)

	4th	3rd	2nd	1st
2012	Quarter	Quarter	Quarter	Quarter
Revenue	$-	$-	$-	$-
Net profit (loss) attributable to the Company	$(4,146)	$(2,946)	$(3,889)	$(3,520)
Basic and diluted profit (loss) per share	(0.05)	(0.04)	(0.05)	(0.05)

	4th	3rd	2nd	1st
2011	Quarter	Quarter	Quarter	Quarter
Revenue	$-	$-	$-	$-
Net profit (loss) attributable to the Company	$(6,494)	$(2,113)	$(4,263)	$(5,183)
Basic and diluted profit (loss) per share	(0.08)	(0.03)	(0.06)	(0.07)

	4th	3rd	2nd	1st
2010	Quarter	Quarter	Quarter	Quarter
Revenue	$-	$-	$-	$-
Net profit (loss) attributable to the Company	$(2,189)	$(4,064)	$(2,652)	$(5,695)
Basic and diluted profit (loss) per share	(0.04)	(0.06)	(0.04)	(0.09)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

During the period covered by this Annual Report for the fiscal year ended December 31, 2012, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms; and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the design and operation of the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012 and no material weaknesses were discovered.

The effectiveness of internal control over financial reporting as of December 31, 2012 has been audited by Manning Elliott LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report.

The Company’s independent registered public accounting firm, Manning Elliott LLP, has issued an attestation report on the Company’s internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders
Uranerz Energy Corporation
(An Exploration Stage Company)

We have audited Uranerz Energy Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Uranerz Energy Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Uranerz Energy Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Uranerz Energy Corporation as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive loss, cash flows, and stockholders equity for each of the three years in the period ended December 31, 2012 and accumulated from May 26, 1999 (Date of Inception) to December 31, 2012 and our report dated March 17, 2013 expressed an unqualified opinion thereon.

/s/ “Manning Elliott LLP”

CHARTERED ACCOUNTANTS

Vancouver, Canada

March 28, 2013

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the above-referenced evaluation by management of the effectiveness of our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Reference is made to the information set forth under the captions “Election of Directors” in our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with our 2013 annual general meeting of shareholders, which information is incorporated by reference to this Annual Report.

For disclosure regarding our Executive Officers, see the section headed: “ITEM 3A. Executive Officers of the Company” above.

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

Our Code of Ethics is available at our website at www.uranerz.com. We intend to disclose any waiver from a provision of our Code of Ethics that applies to any of our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions that relates to any element of our Code of Ethics on our website. No waivers were granted from the requirements of our Code of Ethics during the year ended December 31, 2012, or during the subsequent period from January 1, 2013, through the date of this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

Reference is made to the information set forth under the captions “Election of Directors” and “Executive Officers” in our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, in connection with our 2013 annual general meeting of shareholders, which information is incorporated by reference to this Annual Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Reference is made to the information set forth under the captions “Security Ownership of Principal Shareholders and Management” in our definitive proxy statement to be filed with the Securities and Exchange commission pursuant to Regulation 14A, in connection with our 2013 annual general meeting of shareholders , which information is incorporated by reference to this Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Reference is made to the information set forth under the caption “Certain Transactions” in our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, in connection with our 2013 annual general meeting of shareholders, which information is incorporated by reference to this Annual Report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Reference is made to the information set forth under the captions “Audit Committee Report” in our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, in connection with our 2013 annual general meeting of shareholders, which information is incorporated by reference to this Annual Report.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents Filed as Part of This Report.

(1) Financial Statements
Supplemental Financial Data
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2012, 2011, and 2010
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010
Consolidated Statements of Shareholders’ Equity from May 26, 1999 (Date of Inception) to December 31, 2012
Notes to the Consolidated Financial Statements

(2) Financial Statement Schedules

Schedules are omitted and are not applicable or not required, or the required information is shown in the financial statements or notes thereto.

(3) Exhibits

Where an exhibit is filed by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses.

Exhibit
Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws, as amended (1)
3.3	Articles of Amendment filed July 5, 2005 (3)
3.4	Articles of Amendment filed August 8, 2008(16)
3.5	Articles of Amendment filed July 8, 2009(17)
3.6	Certificate of Amendment filed August 12, 2009(24)
4.1	Share Certificate(1)
4.2	Form of Lock-up Agreement(19)
4.3	Warrant Indenture, dated October 27, 2009(20)
4.4	Supplemental Warrant Indenture, dated December 8, 2009(21)
4.5	Shareholder Rights Plan, dated August 25, 2010(22)
10.1	Office and Administration Services Agreement between the Company and Senate Capital Group Inc. dated September 1, 2005 (2)
10.2	Agreement for Services between the Company and Highlands Capital, Inc. dated November 1, 2005 (2)
10.3	Financial Public Relations Agreement between the Company and Accent Marketing Ltd. dated November 1, 2005 (2)
10.4	Mineral Property Purchase Agreement between the Company and Ubex Capital Inc. dated April 26, 2005 (2)
10.5	Joint Venture Agreement between the Company and Triex Minerals Corporation dated November 4, 2005 (2)
10.6	Consulting Agreement between the Company and Ubex Capital Inc. for management and consulting services (2)
10.7	Consulting Agreement between Catchpole Enterprises and the Company (3)
10.8	Joint Venture Agreement between the Company and Bluerock Resources Ltd. (3)
10.9	Option and Purchase Agreement for federal mining claims in Wyoming (3)
10.10	Agreement to Purchase ten mining claims in Wyoming (3)
10.11	2005 Stock Option Plan as amended June 10, 2009 (17)

10.12	Mr. George Hartman letter agreement. (3)
10.13	Black Range Minerals Agreement dated June 7, 2006 (5)
10.14	Amendment to Joint Venture Agreement dated September 12, 2006 between the Company and Bluerock Resources Ltd. (6)
10.15	Agreement dated February 1, 2007 between the Company and Robert C. Shook to acquire three projects separate uranium projects located in northeast Wyoming, in central Powder River Basin (7) (8)
10.16	Consulting Agreement dated February 1, 2007 between the Company and O & M Partners, LLC (7) (8)
10.17	Christensen Ranch Agreement dated October 30, 2006 between the Company and George Hartman (9) (10)
10.18	Amendment Agreement dated January 1, 2007 between the Company and Ubex Capital Inc. (10)
10.19	Amendment Agreement dated January 1, 2007 between the Company and Catchpole Enterprises Inc. (10)
10.20	Amendment Agreement dated January 1, 2007 between the Company and Senate Capital Group Inc. (10)
10.21	Purchase and Sale Agreement with NAMMCO dated September 19, 2007, as amended (11) (12)
10.22	Venture Agreement with United Nuclear LLC dated January 15, 2008 (13)
10.23	Agreement with Independent Management Consultants of British Columbia (13)
10.24	Subscription Agreement with Denison Mines dated March 27, 2008 (13)
10.26	Amendment to Joint Venture Agreement dated March 20, 2008 between the Company and Bluerock Resources Ltd. (15)
10.27	Amended Hartman Letter Agreement effective January 1, 2008(18)
10.28	Sales Agreement with Haywood Securities, November 30, 2010 – Form 8K filed December 1, 2010(23)
23.1	Consent of Manning Elliott LLP, independent registered accountants
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(f) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(f) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to Rule 13a or 15(d) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Rule 13a or 15(d) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from Uranerz’ Form 10-K for the period ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity, and (v) Notes to the Consolidated Financial Statements.

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form SB-2 filed March 15, 2002
(2)	Previously filed as an exhibit to the Quarterly Report on Form 10-QSB filed November 21, 2005
(3)	Previously filed as an exhibit to the Annual ReportSB filed April 14, 2006
(4)	Filed as an exhibit to our Registration Statement on Form S-8 filed with the SEC on November 21, 2005.
(5)	Previously filed as an exhibit to the Quarterly Report on Form 10-QSB filed August 15, 2006
(6)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed November 13, 2006.
(7)	As reported in two separate Current Reports on Form 8-K filed on February 8, 2007.
(8)	Previously filed as an exhibit to the Annual ReportSB filed April 2, 2006
(9)	As in Current Report on Form 8-K filed on November 2, 2006.
(10)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed August 14, 2007.
(11)	As reported and filed in Current Report on Form 8-K filed on September 24, 2007.
(12)	As reported and filed in Current Report on Form 8-K filed on January 16, 2008.
(13)	Filed as an exhibit to our Annual Report filed on March 17, 2008.
(14)	As reported and filed in Current Report on Form 8-K filed on April 18, 2008.
(15)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed May 9, 2008.
(16)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed August 11, 2008.
(17)	Filed as an exhibit to our Registration Statement on Form S-3 filed July 9, 2009.
(18)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed August 10, 2009.
(19)	Filed as an exhibit to our Current Report on Form 8-K filed October 22, 2009.

(20)	Filed as an exhibit to our Current Report on Form 8-K filed October 27, 2009.
(21)	Filed as an exhibit to our Current Report on Form 8-K filed December 8, 2009.
(22)	Form of Shareholder Rights Plan filed as an exhibit to our definitive proxy statement on Form 14A filed April 27, 2010.
(23)	Filed as an exhibit to our Form 8K filed December 1, 2010.
(24)	Filed as an exhibit to our Form 8K filed August 12, 2011.

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

URANERZ ENERGY CORPORATION

By:	/s/ Glenn Catchpole	/s/ Benjamin Leboe
	Glenn Catchpole, President and CEO	Benjamin Leboe, Senior Vice President, Finance
	Principal Executive Officer	Principal Financial Officer and
	Director	Principal Accounting Officer
	Date: March 28, 2013	Date: March 28, 2013

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Per:	/s/ Glenn Catchpole
Glenn Catchpole, President, Principal Executive
Officer, Director
Date: March 28, 2013

Per:	/s/ Dennis Higgs
Dennis Higgs, Executive Chairman, Director
Date: March 28, 2013

Per:	/s/ Gerhard Kirchner
Dr. Gerhard Kirchner, Director
Date: March 28, 2013

Per:	/s/ Peter Bell
Peter Bell, Director
Date: March 28, 2013

Per:	/s/ Paul Saxton
Paul Saxton, Director
Date: March 28, 2013

Per:	/s/ Arnold Dyck
Arnold Dyck, Director
Date: March 28, 2013

Per:	/s/ Benjamin Leboe
Benjamin Leboe, Senior Vice President, Finance
Principal Financial Officer and
Principal Accounting Officer
Date: March 28, 2013