Form 10-K/A
period 2012-12-31
URANERZ ENERGY CORP.
filed 2013-04-29
CIK 1162324

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

Large Accelerated Filer [ ] Accelerated Filer [X] Non-Accelerated Filer [ ] Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $88,432,240

The number of shares of the Registrant’s common stock outstanding as of April 26, 2013 was 77,207,574.

Explanatory Note: The Company hereby files this amendment number one to its annual report on Form 10-K for the year ended December 31, 2012, as originally filed with the United States Securities and Exchange Commission (the “SEC”) on March 28, 2013 (the “Original Report”), to amend and restate the audited annual consolidated financial statements for the year ended December 31, 2012 and to amend and restate the previously restated audited annual consolidated financial statements for the year ended December 31, 2011 by reclassifying costs from Property and Equipment and Construction in Progress to Mineral Property Expenditures. In relation thereto we have amended the audited annual consolidated financial statements contained in Item 15 of Part IV and made corresponding changes to the financial information disclosure contained in Items 6, 7 and 8 of Part II. Note 16 to our audited annual consolidated financial statements contains disclosure describing the specific financial statement line item adjustments that have been made to the consolidated financial statements to effect the restatement. Pursuant to Item 302(a)(2) of Regulation S-K, Note 16 to our audited annual financial statements also includes restated unaudited consolidated financial information for each of interim periods ended March 31, 2012, June 30, 2012 and September 30, 2012. This supplemental financial information includes each financial statement line item amendment affecting the unaudited interim consolidated financial statements for those periods. We have also amended the quarterly supplemental financial information appearing in Item 8 of Part II. As a result of the restatement of our audited annual financial statements for the fiscal year ended December 31, 2012, management has re-evaluated and amended its conclusions regarding disclosure controls and procedures and internal control over financial reporting as contained in Item 9A of Part II. We are also amending the Original Report to include Part III disclosure that was previously intended to be incorporated by reference to our Definitive Proxy Statement on Schedule 14A. As a result we have deleted previous Item 3A, Executive Officer disclosure which is now contained in Item 10 of Part III Other than the amendments stated above, no disclosure contained in any Item of the Original Report is being amended, updated or otherwise revised.

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

See Item 10, Part III

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

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data about Uranerz for the last five years is set forth in the table below. You should read the data in the table in conjunction with the consolidated financial statements and related notes set forth in Item 8, “Financial Statements and Supplementary Data,” including specifically, Note 16 to our audited annual consolidated financial statements, which contains disclosure describing the specific financial statement line item adjustments that have been made to the consolidated financial statements to effect the restatement of the audited annual consolidated financial statement for the years ended December 31, 2012 and 2011.

Dollars and shares in thousands, except
per share amounts	2012	2011	2010	2009	2008
	(Restated)	(Restated)
Operating expenses
Depreciation	$242	216	200	176	129
Reclamation accretion	$50	2	-	-	-
Foreign exchange	$23	50	6	3	(4
General and administrative	$6,274	12,995	8,424	4,599	6,153
Mineral property expenditures	$22,801	12,260	6,662	4,778	30,505
Total operating expenses	$29,390	25,523	15,292	9,556	36,783
Gain on sale on investment securities	$-	-	-	-	-
Interest income	$42	79	52	155	610
Loss on settlement of debt	$-	-	-	-	-
Mineral property options received	$-	-	-	-	-
Gain (Loss) on discontinued operations	$-	-	-	-	977)
Non-controlling interest - portion of net loss	$373	570	640	702	949
Net loss and comprehensive loss attributable to Company Stockholders	$28,975	24,874	14,600	8,699	34,247

Common stock data
Weighted average shares outstanding	77,166	75,981	64,433	57,060	52,263
Net loss per share – basic and diluted	$0.38	0.33	0.23	0.15	0.66

Total shares outstanding at December 31	77,208	77,087	70,821	64,195	55,452
Balance sheet data at December 31
Total assets	$11,553	38,894	40,634	30,810	22,866
Property and equipment – net	$592	470	503	541	643
Working capital	$5,718	32,760	36,526	29,191	21,405
Total debt	$-	-	-	-	18
Common shareholders’ equity	$8,208	35,637	39,767	30,033	22,278
Cash flow data
Net cash used for operating activities	$27,668	16,552	10,897	8,170	14,182
Net cash used for (provided by) investing activities	$440	155	(6,904)	(11,590)	20,161
Net cash provided by financing activities	$480	14,915	20,004	16,184	23,821

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements for the three years ended December 31, 2012, and the related notes thereto, including specifically, Note 16 to our audited annual consolidated financial statements, which contains disclosure describing the specific financial statement line item adjustments that have been made to the consolidated financial statements to effect the restatement of the audited annual consolidated financial statement for the years ended December 31, 2012 and 2011, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the section heading “Item 1A. Risk Factors” and elsewhere in this Annual Report. See section heading “Cautionary Statement Regarding Forward-Looking Statements”.

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

Results of Operations (Restated)

Twelve-month period ended December 31, 2012 compared to twelve-month period ended December 31, 2011

Revenue

We have not earned any revenues to date and we do not expect to generate any revenues until late 2013.

Operating Expenses and Other Expenses (Income)

We incurred total operating expenses of $29,389,744 for the twelve-month period ended December 31, 2012, as compared to $25,523,221 for the corresponding period in 2011. Operating expenses in the amount of $1,244,810 were attributable to stock-based compensation, a decrease of $5,054,378, while mineral property expenditures, for exploration and mine planning, increased $10,541,685 over 2011, primarily attributable to increased expenditures at Nichols Ranch. Our general and administrative expenses, excluding stock based compensation, consisted primarily of payroll, consulting, investor relations and general overhead was relatively unchanged from 2011 reflecting stable operations as focus and costs shifted to the Nichols Ranch ISR Uranium Project.

We earned $42,407 of interest income for the twelve-month period ended December 31, 2012 as compared to $79,165 for the corresponding period in 2011. This decrease was due to reduced cash balances. The non-controlling interest of our Arkose Mining Venture absorbed $372,888 of our 2012 net loss ($570,423 in 2011). Net loss and comprehensive loss attributable to the Company for the twelve-month period ended December 31, 2012 was $28,974,449, as compared to $24,873,633 in 2011.

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

Cash Used in Operating Activities

Net cash used in operating activities was $27,668,269 for the twelve-month period ended December 31, 2012, compared to $16,552,329 for the corresponding period in 2011. The increase in net cash used in operations of $11,115,940 primarily due to an increase of $10,541,685 for mineral-related expenditures which includes all the costs of our Nichols Ranch ISR Uranium Project.

Cash Used in Investing Activities

We invested $439,690 in property, equipment and reclamation deposits in the twelve- month period ended December 31, 2012, compared to $154,810 the corresponding period in 2011. Nichols Ranch ISR Uranium Project costs were recorded as mineral property expenditures.

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

Operating Expenses and Other Expenses (Income)

We incurred total operating expenses of $25,523,221 for the twelve-month period ended December 31, 2011, as compared to $15,291,692 for the corresponding period in 2010. Operating expenses in the amount of $6,299,188 were attributable to stock- based compensation included in general and administrative expense, an increase of $2,553,023, while mineral property expenditures, for exploration and mine planning, increased $5,597,782 over 2010. Our general and administrative expenses, excluding stock based compensation, consisted primarily of payroll, consulting, investor relations and general overhead increased $2,018,586 over 2010 reflecting increased executive compensation, corporate affairs and growth in Casper operations to accommodate enhancement of the Nichols Ranch ISR Uranium Project.

We earned $79,165 of interest income for the twelve-month period ended December 31, 2011 as compared to $52,290 for the corresponding period in 2010. This increase was due to additional cash balances. The non-controlling interest of our Arkose Mining Venture absorbed $570,423 of our 2011 net loss ($639,419 in 2010). Net loss and comprehensive loss attributable to the Company for the twelve-month period ended December 31, 2011 was $24,873,633, as compared to $14,599,983 in 2010.

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

Cash Used in Operating Activities

Net cash used in operating activities was $16,552,329 for the twelve-month period ended December 31, 2011, compared to $10,896,545 for the corresponding period in 2010. The change in net cash used in operations includes an increase of $5,597,782 for mineral-related cash expenditures.

Cash Used in Investing Activities

We invested $154,810 in property, equipment and reclamation bonds in the twelve- month period ended December 31, 2011, compared to $1,863,353 the corresponding period in 2010.

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

Assets and Liabilities (Restated)

We had total assets of $11,553,494 at December 31, 2012 compared to $38,894,476 at December 31, 2011, primarily cash accumulated from the sale of shares and investment in property plant and equipment. Non-current prepaid expenses and deposits amounted to $3,092,535 at December 31, 2012 (2011 - $2,859,123), Property and Equipment was $591,601 compared to $469,934 at December 31, 2011. Construction in Progress costs are expensed as mineral property expenditures. Our liabilities were $3,223,151 compared to $3,145,114 at December 31, 2011. Liabilities include due to related parties of` $14,534 (2011 - $71,340) and Asset Retirement Obligation of $1,071,843 (2011 - $339,564).

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

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements at December 31, 2012 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders. Our commitments are described in Note 12 of the audited consolidated financial statements following under the section heading “Item 8. Financial Statements and Supplementary Data”.

Contractual Obligations

Our contractual obligations extending beyond the fiscal year ended December 31, 2012 are described in Notes 4 and 12 of the audited consolidated financial statements following under the section heading “Item 8. Financial Statements and Supplementary Data”.

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

On March 15, 2013 the Company was advised by the Wyoming Business Council that its application for a $20 million State of Wyoming sponsored Industrial Development Bond received a favourable review by independent consultants engaged by the State and that as a result, the Council formally recommended Bond approval to the Attorney General, State Treasurer and Governor. If approved by the aforementioned State officials under the terms authorized, the loan will carry an annual interest rate of 5.75% and be repayable over seven years.

The Company has restated its financial statements for the fiscal years ended December 31, 2012 and 2011 and the quarterly periods ending March 31, June 30 and September 30, 2012 to expense Nichols Ranch ISR Uranium Project property, plant and equipment costs previously capitalized as construction in progress and field equipment.

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

December 31, 2012 (Restated)

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

As described in Note 16 to the consolidated financial statements, the Company has corrected its treatment of certain costs incurred in 2011 and 2012 to expense them rather than capitalize them to construction in progress and property and equipment. This change has been reflected in the December 31, 2012 and 2011 consolidated financial statements, both of which have been restated.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has incurred cumulative losses and does not have sufficient cash to complete its current plan, which raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding this matter are also described in Notes 1 and 15 b) & c).  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 24, 2013 expressed an unqualified opinion thereon.

/s/ "Manning Elliott LLP"

CHARTERED ACCOUNTANTS

Vancouver, Canada

April 24, 2013

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Balance Sheets
Expressed in US dollars)

	December 31,	December 31,
	2012	2011
	$	$
	(Restated –	(Restated – Note
	Note 16)	16)
ASSETS
Current Assets
Cash	7,016,710	34,644,745
Prepaid expenses and deposits (Note 5(a))	824,162	890,848
Other current assets	28,486	29,826
Total Current Assets	7,869,358	35,565,419
Prepaid Expenses and Deposits (Note 5(a))	1,024,136	816,016
Mineral Property Reclamation Surety Deposits (Note 7)	2,068,399	2,043,107
Property and Equipment (Note 3)	591,601	469,934
Total Assets	11,553,494	38,894,476
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	1,269,967	1,507,968
Accrued liabilities (Note 5(b) and 6(f))	866,807	1,226,242
Due to related parties (Note 6(b))	14,534	71,340
Total Current Liabilities	2,151,308	2,805,550
Asset Retirement Obligations (Note 7)	1,071,843	339,564
Total Liabilities	3,223,151	3,145,114
Commitments and Contingencies (Notes 5 and 12)
Subsequent Events (Note 15)
Stockholders’ Equity
Preferred Stock, 10,000,000 shares authorized, $0.001 par value;
No shares issued and outstanding	–	–
Common Stock, 750,000,000 shares authorized, $0.001 par value; 77,207,574 (2011 - 77,086,774) shares issued and outstanding	77,208	77,087
Additional Paid-in Capital	145,421,983	143,876,826
Deficit Accumulated During the Exploration Stage	(137,291,216)	(108,316,767)
Total Stockholders’ Equity	8,207,975	35,637,146
Non-controlling Interest	122,368	112,216
Total Equity	8,330,343	35,749,362
Total Liabilities and Stockholders’ Equity	11,553,494	38,894,476

(The accompanying notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Comprehensive Loss
(Expressed in US dollars)

	Accumulated From
	May 26, 1999
	(Date of Inception)	Years Ended
	to December 31,	December 31,
	2012	2012	2011	2010
	$	$	$	$
	(Restated – Note 16)	(Restated – Note 16)	(Restated – Note 16)

Revenue	–	–	–	–

Expenses

Depreciation	1,035,035	241,610	215,740	200,266
Accretion expense (Note 7)	52,417	49,899	2,518	–
Foreign exchange	105,107	22,612	49,610	5,464
General and administrative (Note 9)	56,766,466	6,274,247	12,995,662	8,424,053
Mineral property expenditures	85,677,992	22,801,376	12,259,691	6,661,909

Total Operating Expenses	143,637,017	29,389,744	25,523,221	15,291,692

Operating Loss	(143,637,017)	(29,389,744)	(25,523,221)	(15,291,692)

Other Income (Expense)

Gain on sale of investment securities	79,129	–	–	–
Interest income	2,061,331	42,407	79,165	52,290
Loss on settlement of debt	(132,000)	–	–	–
Mineral property option payments received	152,477	–	–	–

Total Other Income	2,160,937	42,407	79,165	52,290

Loss from continuing operations	(141,476,080)	(29,347,337)	(25,444,056)	(15,239,402)

Discontinued operations

Loss from discontinued operations	(28,732)	–	–	–
Gain on disposal of discontinued operations	979,709	–	–	–

Gain on Discontinued Operations	950,977	–	–	–
Net Loss and Comprehensive Loss	(140,525,103)	(29,347,337)	(25,444,056)	(15,239,402)
Net Loss and Comprehensive Loss attributable to non-controlling interest	3,233,887	372,888	570,423	639,419
Net Loss and Comprehensive Loss Attributable to Company Stockholders	(137,291,216)	(28,974,449)	(24,873,633)	(14,599,983)

Amounts attributable to Company stockholders
Loss from continuing operations	(138,242,193)	(28,974,449)	(24,873,633)	(14,599,983)
Gain on discontinued operations	950,977	–	–	–
Net Loss Attributable to the Company	(137,291,216)	(28,974,449)	(24,873,633)	(14,599,983)
Net Loss Per Share – Basic and Diluted		(0.38)	(0.33)	(0.23)

Weighted Average Number of Shares Outstanding		77,166,000	75,981,000	64,433,000

(The accompanying notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)

	Accumulated From
	May 26, 1999
	(Date of Inception)	Years Ended
	to December 31,	December 31,
	2012	2012	2011	2010
	$	$	$	$
	(Restated – Note 16)	(Restated – Note 16)	(Restated – Note 16)
Operating Activities

Net loss and comprehensive loss	(140,525,103)	(29,347,337)	(25,444,056)	(15,239,402)

Adjustments to reconcile net loss to cash used in operating activities:

Depreciation	1,035,035	241,610	215,740	200,266
Accretion expense	52,417	49,899	2,518	–
Increase in asset retirement obligation	1,019,426	682,380	337,046
Equity loss on investment	74,617	–	–	–
Gain on disposition of discontinued operations	(979,709)	–	–	–
Gain on sale of investment securities	(79,129)	–	–	–
Loss on settlement of debt	132,000	–	–	–
Non-cash mineral property option payment	(37,500)	–	–	–
Shares issued to acquire mineral properties	19,105,000	–	–	–
Warrants issued for mineral property costs	1,258,000	–	–	1,258,000
Stock-based compensation	28,218,039	1,448,394	6,404,307	3,746,165

Changes in operating assets and liabilities:

Prepaid expenses and deposits	(1,842,061)	(141,434)	(65,012)	(908,009)
Other current assets	(28,461)	1,340	2,185	(8,302)
Accounts payable and accrued liabilities	2,267,441	(546,315)	1,972,789	60,471
Due to related parties	485,293	(56,806)	22,154	(5,734)

Net Cash Used in Operating Activities	(89,844,695)	(27,668,269)	(16,552,329)	(10,896,545)

Investing Activities

Reclamation surety deposits	(2,068,399)	(25,292)	(23,386)	(1,700,938)
Acquisition of subsidiary, net cash paid	(48)	–	–	–
Proceeds from sale of marketable securities	20,548,664	–	–	8,766,943
Investment in property and equipment	(1,528,220)	(414,398)	(131,424)	(162,415)
Purchase of investment securities	(20,432,035)	–	–	–
Disposition of subsidiary	905,092	–	–	–

Net Cash Used in Investing Activities	(2,574,946)	(439,690)	(154,810)	6,903,590

Financing Activities

Repayment of loan payable	(98,414)	–	–	(18,079)
Advances from related party	10,700	–	–	–
Contributions from non-controlling interest	3,356,256	383,040	574,686	692,852
Proceeds from issuance of common stock	100,674,947	96,884	14,364,471	20,506,915
Share issuance costs	(4,507,138)	–	(24,643)	(1,177,395)

Net Cash Provided by Financing Activities	99,436,351	479,924	14,914,514	20,004,293

Increase (Decrease) In Cash	7,016,710	(27,628,035)	(1,792,625)	16,011,338

Cash - Beginning of Period	–	34,644,745	36,437,370	20,426,032
Cash - End of Period	7,016,710	7,016,710	34,644,745	36,437,370

Non-cash Investing and Financing Activities
Sale of 60% of subsidiary for interest in mineral property	774,216	–	–	–
Investment securities received as a mineral property option payment	37,500	–	–	–
Purchase of equipment with loan payable	98,414	–	–	–
Stock options issued for mineral property expenditures	170,598	113,423	57,175	–
Common stock issued to settle debt	744,080	–	–	–
Warrants issued for mineral property costs	1,258,000	–	–	1,258,000
Common stock issued for mineral property costs	19,105,000	–	–	–

Supplemental Disclosures
Interest paid	12,608	–	424	404
Income taxes paid	–	–	–	–

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

(The accompanying notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity
For the Period from May 26, 1999 (Date of Inception) to December 31, 2012
(Expressed in US dollars)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the
	Common Stock		Paid-in	Comprehensive	Development	Non-Controlling
	Shares	Amount	Capital	Income	Stage	Interest	Total
	#	$	$	$	$	$	$

Balance, December 31, 2005	21,995,000	21,995	6,913,393	–	(5,150,531)	–	1,784,857
Shares issued for cash at $1.00 per share	7,245,000	7,245	7,237,755	–	–	–	7,245,000
Shares issued for cash at $1.75 per share	2,142,200	2,142	3,746,708	–	–	–	3,748,850
Share issuance costs	–	–	(516,964)	–	–	–	(516,964)
Shares issued for finders fees	238,498	238	277,460	–	–	–	277,698
Shares issued upon the exercise of warrants	2,700,000	2,700	1,774,550	–	–	–	1,777,250
Shares issued for services at $0.91 per share	100,000	100	90,900	–	–	–	91,000
Shares and options issued to settle debt	139,640	140	129,690	–	–	–	129,830
Fair value of stock options granted	–	–	4,124,025	–	–	–	4,124,025
Foreign currency translation adjustments	–	–	–	542	–	–	542
Net loss for the year	–	–	–	–	(6,548,901)	–	(6,548,901)
Balance, December 31, 2006	34,560,338	34,560	23,777,517	542	(11,699,432)	–	12,113,187
Shares issued upon the exercise of warrants	4,481,749	4,482	8,312,196	–	–	–	8,316,678
Shares issued upon the exercise of options	182,000	182	287,918	–	–	–	288,100
Fair value of stock options granted	–	–	4,997,753	–	–	–	4,997,753
Foreign currency translation adjustments	–	–	–	(61)	–	–	(61)
Net loss for the year	–	–	–	–	(14,197,366)	–	(14,197,366)
Balance, December 31, 2007	39,224,087	39,224	37,375,384	481	(25,896,798)	–	11,518,291
Shares issued to acquire mineral properties	5,750,000	5,750	19,084,250	–	–	–	19,090,000
Shares issued upon the exercise of warrants	96,100	96	240,154	–	–	–	240,250
Shares issued upon the exercise of options	356,300	356	304,669	–	–	–	305,025
Shares issued pursuant to private placement	9,865,000	9,865	23,666,135	–	–	–	23,676,000
Shares issued to settle debt	160,900	161	402,089	–	–	–	402,250
Share issuance costs	–	–	(1,387,219)	–	–	–	(1,387,219)
Fair value of stock options granted	–	–	2,681,417	–	–	–	2,681,417
Foreign currency translation adjustments	–	–	–	(481)	–	–	(481)
Net loss for the year	–	–	–	–	(34,247,199)	(949,185)	(35,196,384)
Contribution from non- controlling interest	–	–	–	–	–	1,018,770	1,018,770
Balance, December 31, 2008	55,452,387	55,452	82,366,879	–	(60,143,997)	69,585	22,347,919
Shares issued upon the exercise of options	242,500	243	165,882	–	–	–	166,125
Shares issued pursuant to public offering	8,500,000	8,500	16,991,500	–	–	–	17,000,000
Share issuance costs	–	–	(1,634,628)	–	–	–	(1,634,628)
Fair value of stock options granted	–	–	922,265	–	–	–	922,265
Net loss for the year	–	–	–	–	(8,699,154)	(701,972)	(9,401,126)
Contribution from non- controlling interest	–	–	–	–	–	686,908	686,908
Balance, December 31, 2009	64,194,887	64,195	98,811,898	–	(68,843,151)	54,521	30,087,463

(The accompanying notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statement of Stockholders’ Equity
For the Period from May 26, 1999 (Date of Inception) to December 31, 2012
(Expressed in US dollars)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development	Non-Controlling
	Shares	Amount	Capital	Stage	Interest	Total
	#	$	$	$	$	$

Balance, December 31, 2009	64,194,887	64,195	98,811,898	(68,843,151)	54,521	30,087,463
Fair value of stock options granted	–	–	3,746,165	–	–	3,746,165
Fair value of warrants issued for mineral property costs	–	–	1,258,000	–	–	1,258,000
Shares issued upon the exercise of options	454,100	454	431,461	–	–	431,915
Shares issued upon the exercise of warrants	25,000	25	74,975	–	–	75,000
Shares issued pursuant to public offering	6,147,446	6,147	19,993,853	–	–	20,000,000
Share issuance costs	–	–	(1,177,395)	–	–	(1,177,395)
Net loss for the year	–	–	–	(14,599,983)	(639,419)	(15,239,402)
Contribution from non-controlling interest	–	–	–	–	692,852	692,852
Balance, December 31, 2010	70,821,433	70,821	123,138,957	(83,443,134)	107,954	39,874,598
Fair value of stock options granted	–	–	6,404,307	–	–	6,404,307
Shares issued upon the exercise of options	2,223,920	2,224	2,237,984	–	–	2,240,208
Shares issued upon the exercise of warrants	4,041,421	4,042	12,120,221	–	–	12,124,263
Share issuance costs	–	–	(24,643)	–	–	(24,643)
Contribution from non-controlling interest	–	–	–	–	574,685	574,685
Net loss for the year (Restated - Note 16)	–	–	–	(24,873,633)	(570,423)	(25,444,056)
Balance, December 31, 2011 (Restated - Note 16)	77,086,774	77,087	143,876,826	(108,316,767)	112,216	35,749,362
Fair value of stock options granted	–	–	1,448,394	–	–	1,448,394
Common stock issued upon the exercise of options	120,800	121	96,763	–	–	96,884
Contribution from non-controlling interest	–	–	–	–	383,040	383,040
Net loss and comprehensive loss for the year (Restated - Note 16)	–	–	–	(28,974,449)	(372,888)	(29,347,337)
Balance, December 31, 2012 (Restated - Note 16)	77,207,574	77,208	145,421,983	(137,291,216)	122,368	8,330,343

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

As at December 31, 2012, the Company has an accumulated deficit, no debt and cash on hand of $7,016,710. The Company’s operating expenditure plan for the following 12 months will require cash of $7,000,000 and the Company’s Nichols Ranch ISR Uranium Project will require cash of $18,000,000. To meet the cash requirement to carry out its complete plan, the Company will be required to raise financing through borrowing, issuing additional shares, or a combination of borrowing and issuing additional shares Accordingly, there are material uncertainties that cast substantial doubt about the Company’s ability continue as a going concern. Management has plans in place to address the Company’s cash requirements, as outlined in Notes 15(b) and (c). The completion of any plan is dependent on various factors, some of which are beyond management’s control, and there can be no assurance that they will be successful.

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

Certain costs incurred constructing a mineral processing facility are expensed as incurred. These costs include the site preparation, processing plant and equipment for in situ uranium mining.

During the year ended December 31, 2012, mineral property expenditures totalling $22,801,376 (2011 - $12,259,691, 2010 - $6,661,909) were expensed, including $21,280,188 (2011 – $9,754,067, 2010 - $Nil) of wellfield and construction costs related to our Nichols Ranch ISR Uranium Project.

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

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2012
(Expressed in US dollars)

3.	Property and Equipment

			December 31,	December 31,
			2012	2011
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$
			(Restated - Note	(Restated - Note
			16)	16)

Computers and office equipment	311,068	213,069	97,999	85,258
Field equipment	1,315,567	821,965	493,602	384,676
	1,626,635	1,035,034	591,601	469,934

4.	Mineral Properties

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

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2012
(Expressed in US dollars)

5.	Balance Sheet Details

	a)	The components of prepaid expenses and deposits are as follows:

	December 31,	December 31,
	2012	2011
	$	$

Insurance	29,061	148,910
Lease costs	396,043	324,800
Reclamation bonding	188,058	209,183
Surface use and damage costs	205,400	205,514
Other	5,600	2,441
Current prepaid expenses and deposits	824,162	890,848

Deposits	29,771	29,417
Power supply advance	674,200	674,200
Surface use and damage costs	320,165	–
Power supply deposit	–	112,399
Non-current prepaid expenses and deposits	1,024,136	816,016

b)	The components of accrued liabilities are as follows:

	December 31,	December 31,
	2012	2011
	$	$
Construction expenses	223,053	309,624
Mineral exploration expenses	88,064	148,808
Reclamation costs (note 2(i))	39,000	50,160
Registration fees	–	74,050
Employee expense	116,690	72,200
Executive compensation (note 6 (f))	400,000	500,000
Professional fees	–	71,400
Total accrued liabilities	866,807	1,226,242

6.	Related Party Transactions / Balances

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

The current portion of reclamation and remediation liabilities of $39,000 and $50,160 at December 31, 2012 and December 31, 2011, respectively, are included in accrued liabilities (see Note 5(b)).

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

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2012
(Expressed in US dollars)

8.	Common Stock

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

During the year ended December 31, 2011, the Company granted 2,624,500 stock options with immediate vesting to directors, officers, employees and consultants to acquire 1,045,000 common shares at an exercise price of $3.98 per share expiring in 5 – 10 years, 884,500 common shares at an exercise price of $3.21 per share for 10 years, 50,000 common shares at $2.87 per share for 2 years, and 645,000 common shares at an exercise price of $1.89 per share for 5 – 10 years. The Company also granted 802,500 stock options to acquire 802,500 shares at $1.89 per share for 10 years that vest 40% on the date of grant, 30% on the first anniversary of the grant date and 30% on the second anniversary of the grant date. During the year ended December 31, 2011, the Company recorded stock-based compensation for the vested options of $6,299,188, as general and administrative expense, $105,119 as exploration expenses.

During the year ended December 31, 2012, the Company recorded $315,502 for the vesting of previously granted stock options, as general and administrative expense.

During the year ended December 31, 2012, the Company granted 80,000 stock options with immediate vesting to consultants to acquire 80,000 common shares at an exercise price of $1.32 per share expiring in 2 – 10 years. The Company also granted 1,610,500 stock options to acquire 1,610,500 shares at $1.32 per share for 10 years that vest 40% on the date of grant, 30% on the first anniversary of the grant date and 30% on the second anniversary of the grant date. During the year ended December 31, 2012, the Company recorded stock-based compensation for the vested options of $685,683, as general and administrative expense, $203,584 as exploration expenses.

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

b)

On September 18, 2008, the Company signed two mining lease agreements which require ten annual payments of $75,000. As at December 31, 2012, the first five annual payments have been made. Refer to Note 4(g).

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

	h)	At December 31, 2012 the Company has construction purchase orders outstanding for approximately $1,500,000.

13.	Income Taxes

The Company has adopted the provisions of ASC 740, Income Taxes. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in the consolidated financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years. The Company has approximately $44,060,405 of net operating losses to carry forward which are available to offset taxable income in future years which expire through fiscal 2032. For the years ended December 31, 2012, 2011 and 2010 the valuation allowance established against the deferred tax assets increased by $6,625,507, $11,429,906, and $4,458,681 respectively.

The components of the net deferred tax asset at December 31, 2012, 2011, and 2010, the statutory tax rate, the effective tax rate, and the amount of the valuation allowance are indicated below:

	December 31,		December 31,	December 31,
	2012		2011	2010
	(Restated –		(Restated –
	Note 16)		Note 16)

Net loss before taxes	$(29,347,337)	$	(,25,444,056)	$(15,239,402)
Statutory rate	35%		35%	35%

Computed expected tax (recovery)	$(10,271,568)		$(8,905,420)	$(5,333,791)
Stock-based compensation	449,384		(155,826)	1,311,158
Depreciation	(16,230)		–	–
Joint venture chargeback	106,713		86,917	75,154
Miscellaneous	3,106,194		(2,455,577)	(511,202)
Increase (decrease) in valuation allowance:
Net operating loss	2,173,138		5,472,168	2,127,013
Exploration and mineral property costs	4,029,946		5,957,738	2,331,668
Capital assets	422,423		–	–

Reported income taxes	$–		$–	$–

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2012
(Expressed in US dollars)

13.	Income Taxes (continued)

	December 31,	December 31,	December 31,
	2012	2011	2010
	$	$	$
	(Restated –	(Restated –
	Note 16)	Note 16)

Deferred tax assets and liabilities
- Net operating losses	15,421,142	13,248,004	7,775,836
- Mineral property acquisition and exploration	27,666,684	23,636,738	17,679,000
- Capital assets	422,423	–	–
- Less valuation allowance	(43,510,249)	(36,884,742)	(25,454,836)

Net deferred tax asset	–	–	–

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

Financial statement information by operating segment for the years ended December 31, 2012, 2011 and 2010 is presented below:

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2012
(Expressed in US dollars)

14.	Segment Disclosures (continued)

	December 31, 2012
	Total	Uranerz	Arkose
	$	$	$

Assets	11,553,494	10,700,952	852,542

Net loss attributable to the Company	(28,974,449)	(28,098,983)	(875,466)
Interest revenue	42,407	42,114	293
Depreciation	(241,610)	(241,610)	–

	December 31, 2011
	Total	Uranerz	Arkose
	$	$	$

Assets	38,894,476	38,272,397	622,079

Net loss attributable to the Company	(24,873,633)	(23,540,911)	(1,332,722)
Interest revenue	79,165	78,779	386
Depreciation	(215,740)	(215,740)	–
Accretion	(2,518)	(2,518)	–

	December 31, 2010
	Total	Uranerz	Arkose
	$	$	$

Assets	40,634,083	39,770,022	864,061

Net loss attributable to the Company	(14,599,983)	(13,005,108)	(1,594,875)
Interest revenue	52,290	51,352	938
Depreciation	(200,266)	(200,266)	–

15.	Subsequent Events

a)

On January 25, 2013 the Company signed a sales agreement to supply triuranium octoxide (U3O8) over a five year period commencing in 2016. The agreement has pricing which contains a base with an escalation factor.

On January 25, 2013 the Company executed a non-binding term sheet for a proposed financing from a lender in the amount of $8 million. The

	b)	proposed financing is subject to completion of a note purchase agreement with the lender as well as a number of financial conditions and other approvals.

c)

On March 15, 2013 the Company was advised by the Wyoming Business Council that its application for a $20 million State of Wyoming sponsored Industrial Development Bond received a favourable review by independent consultants engaged by the State and that as a result, the Council formally recommended Bond approval to the Attorney General, State Treasurer and Governor. If approved by the aforementioned State officials under the terms authorized, the loan will carry an annual interest rate of 5.75% and be repayable over seven years.

d)

On March 28, 2013 the Company filed its consolidated financial statements for the fiscal year ended December 31, 2011 to expense certain wellfield costs previously capitalized as construction in progress (See Note 16).

16.	Restatement

On March 28, 2013, the Company filed its restated December 31, 2011, consolidated financial statements to expense certain costs previously capitalized as construction in progress as described in Note 15 d). Subsequent to March 28, 2013, the Company further determined that its capitalization of certain additional expenditures was not fully in accordance with the U.S. GAAP. As a result, the Company further amended and restated its consolidated financial statements for the years ended December 31, 2012 and 2011, to reflect a cumulative adjustment to mineral property expenditures of $21,292,618 up to December 31, 2012 ($9,754,067 up to December 31, 2011). The details of these restatements are outlined in the tables below. These adjustments to mineral property expenditures were previously capitalized as construction in progress and property and equipment.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2012
(Expressed in US dollars)

16.	Restatement (continued)

The following tables reflect the adjustment and restated amounts:

Consolidated Balance Sheet	December 31, 2012
	As Reported	Adjustment	As Restated
	$	$	$

ASSETS
Property and Equipment	1,711,553	(1,119,952)	591,601
Construction in Progress	20,172,666	(20,172,666)	–
Total Assets	32,846,112	(21,292,618)	11,553,494
STOCKHOLDER’S EQUITY
Deficit Accumulated During the Exploration Stage	(115,998,598)	(21,292,618)	(137,291,216)
Total Stockholders’ Equity	29,500,593	(21,292,618)	8,207,975
Total Equity	29,622,961	(21,292,618)	8,330,343
Total Liabilities and Stockholders’ Equity	32,846,112	(21,292,618)	11,553,494

Consolidated Statement of Operations	Year Ended December 31, 2012
	As Reported	Adjustment	As Restated
	$	$	$

Mineral property expenditures	8,328,468	14,472,908	22,801,376
Total Operating Expenses	14,916,836	14,472,908	29,389,744
Loss from continuing operations	(14,874,429)	(14,472,908)	(29,347,337)
Net Loss and comprehensive loss	(14,874,429)	(14,472,908)	(29,347,337)
Net loss Attributable to the Company	(14,501,543)	(14,472,908)	(28,974,449)
Net Loss Per Share – Basic and Diluted	(0.19)	(0.19)	(0.38)

Consolidated Statement of Operations	From Inception to December 31, 2012
	As Reported	Adjustment	As Restated
	$	$	$

Mineral property expenditures	64,385,374	21,292,618	85,677,992
Total Operating Expenses	122,344,399	21,292,618	143,637,017
Loss from continuing operations	(120,183,462)	(21,292,618)	(141,476,080)
Net Loss and comprehensive loss	(119,232,485)	(21,292,618)	(140,525,103)
Net loss Attributable to the Company	(115,998,598)	(21,292,618)	(137,291,216)

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2012
(Expressed in US dollars)

16.	Restatement (continued)

Consolidated Statement of Cash Flows	Year Ended December 31, 2012
	As Reported	Adjustment	As Restated
	$	$	$

Operating Activities

Net Loss and comprehensive loss	(14,874,429)	(14,472,908)	(29,347,337)
Depreciation	397,109	(155,499)	241,610
Increase in asset retirement obligation liability	–	682,380	682,380
Stock-based compensation	1,334,971	113,423	1,448,394
Accounts payable and accrued liabilities	(376,916)	(169,399)	(546,315)
Net Cash Used in Operating Activities	(13,666,266)	(14,002,003)	(27,668,269)
Investing Activities
Investment in property and equipment	(14,416,401)	14,002,003	(414,398)
Net Cash Used in Investing Activities	(14,441,693)	14,002,003	(439,690)

Consolidated Statement of Cash Flows	From Inception to December 31, 2012
	As Reported	Adjustment	As Restated
	$	$	$

Operating Activities

Net Loss and comprehensive loss	(119,232,485)	(21,292,618)	(140,525,103)
Depreciation	1,190,534	(155,499)	1,035,035
Increase in asset retirement obligation liability	–	1,019,426	1,019,426
Stock-based compensation	27,999,497	218,542	28,218,039
Accounts payable and accrued liabilities	912,038	1,355,403	2,267,441
Net Cash Used in Operating Activities	(70,989,949)	(18,854,746)	(89,844,695)
Investing Activities
Investment in property and equipment	(20,382,966)	18,854,746	(1,528,220)
Net Cash Used in Investing Activities	(21,429,692)	18,854,746	(2,574,946)

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2012
(Expressed in US dollars)

16.	Restatement (continued)

Consolidated Balance Sheet	December 31, 2011
	As Reported	Adjustment	As Restated
	$	$	$

ASSETS

Property and Equipment	944,254	(474,320)	469,934
Construction in Progress	6,345,390	(6,345,390)	–
Total Assets	45,714,186	(6,819,710)	38,894,476
STOCKHOLDER’S EQUITY
Deficit Accumulated During the Exploration Stage	(101,497,057)	(6,819,710)	(108,316,767)
Total Stockholders’ Equity	42,456,856	(6,819,710)	35,637,146
Total Equity	42,569,072	(6,819,710)	35,749,362
Total Liabilities and Stockholders’ Equity	45,714,186	(6,819,710)	38,894,476

Consolidated Statement of Operations	Year Ended December 31, 2011
	As Reported	Adjustment	As Restated
	$	$	$

Mineral property expenditures	5,439,981	6,819,710	12,259,691
Total Operating Expenses	18,703,511	6,819,710	25,523,221
Loss from continuing operations	(18,624,346)	(6,819,710)	(25,444,056)
Net Loss and comprehensive loss	(18,624,346)	(6,819,710)	(25,444,056)
Net loss Attributable to the Company	(18,053,923)	(6,819,710)	(24,873,633)
Net Loss Per Share – Basic and Diluted	(0.24)	(0.09)	(0.33)

Consolidated Statement of Cash Flows	Year Ended December 31, 2011
	As Reported	Adjustment	As Restated
	$	$	$

Operating Activities

Net Loss and comprehensive loss	(18,624,346)	(6,819,710)	(25,444,056)
Increase in asset retirement obligation liability	–	337,046	337,046
Stock-based compensation	6,299,188	105,119	6,404,307
Accounts payable and accrued liabilities	447,987	1,524,802	1,972,789
Net Cash Used in Operating Activities	(11,699,586)	(4,852,743)	(16,552,329)
Investing Activities
Investment in property and equipment	(4,984,167)	4,852,743	(131,424)
Net Cash Used in Investing Activities	(5,007,553)	4,852,743	(154,810)

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2012
(Expressed in US dollars)

16.	Restatement (continued)

The Company has also restated the March 31, 2012, June 30, 2012 and September 30, 2012, interim consolidated financial statements to expense certain costs previously capitalized as construction in progress. The Company has determined that its capitalization of these expenditures was not fully in accordance with the U.S. GAAP. As a result, the Company amended and restated the interim consolidated balance sheet as at March 31, 2012, June 30, 2012 and September 30, 2012 to reflect $15,882,088, $22,701,685 and $26,640,070 of costs previously capitalized as construction in progress to exploration expenses. The interim consolidated statements of operations for the three month periods ended March 31, 2012, June 30, 2012 and September 30, 2012 were amended and restated to reflect $6,128,020, $6,819,598 and $3,938,385, respectively, of costs previously capitalized as construction in progress, to exploration expenses. The interim consolidated statement of operations for the six month period ended June 30, 2012 and the nine month periods ended September 30, 2012 were amended and restated to reflect $12,947,618 and $16,886,003, respectively, of costs previously capitalized as construction in progress, to exploration expenses. Corresponding changes were made to the interim consolidated statement of operations and the interim consolidated statements of cash flows for the periods from inception and the interim consolidated statements of cash flows for the three months ended March 31, 2012, the six months ended June 30, 2012, and the nine months ended September 30, 2012.

Consolidated Balance Sheet	March 31, 2012
	As Reported	Adjustment	As Restated
	$	$	$

ASSETS

Construction in Progress	15,882,088	(15,882,088)	–
Total Assets	47,941,664	(15,882,088)	32,059,576
STOCKHOLDER’S EQUITY
Deficit Accumulated During the Exploration Stage	(100,209,594)	(15,882,088)	(116,091,682)
Total Stockholders’ Equity	43,887,855	(15,882,088)	28,005,767
Total Equity	43,940,045	(15,882,088)	28,057,957
Total Liabilities and Stockholders’ Equity	47,941,664	(15,882,088)	32,059,576

Consolidated Statement of Operations	Three Months Ended March 31, 2012
	As Reported	Adjustment	As Restated
	$	$	$

Mineral property expenditures	237,787	6,128,020	6,365,807
Total Operating Expenses	1,723,054	6,128,020	7,851,074
Loss from continuing operations	(1,706,920)	(6,128,020)	(7,834,940)
Net Loss and comprehensive loss	(1,706,920)	(6,128,020)	(7,834,940)
Net loss Attributable to the Company	(1,646,894)	(6,128,020)	(7,774,914)
Net Loss Per Share – Basic and Diluted	(0.02)	(0.08)	(0.10)

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2012
(Expressed in US dollars)

16.	Restatement (continued)

Consolidated Statement of Operations	From inception to March 31, 2012
	As Reported	Adjustment	As Restated
	$	$	$

Mineral property expenditures	53,360,338	15,882,088	69,242,426
Total Operating Expenses	106,216,260	15,882,088	122,098,348
Loss from continuing operations	(104,081,596)	(15,882,088)	(119,963,684)
Net Loss and comprehensive loss	(103,130,619)	(15,882,088)	(119,012,707)
Net loss Attributable to the Company	(100,209,594)	(15,882,088)	(116,091,682)

Consolidated Statement of Cash Flows	Three Months Ended March 31, 2012
	As Reported	Adjustment	As Restated
	$	$	$

Operating Activities

Net Loss and comprehensive loss	(1,706,920)	(6,128,020)	(7,834,940)
Increase in asset retirement obligation liability	–	311,352	311,352
Accounts payable and accrued liabilities	(348,082)	964,769	616,687
Net Cash Used in Operating Activities	(2,035,366)	(4,851,899)	(6,887,265)
Investing Activities
Investment in property and equipment	(5,093,328)	4,851,899	(241,429)
Net Cash Used in Investing Activities	(5,093,328)	4,851,899	(241,429)

Consolidated Statement of Cash Flows	From Inception to March 31, 2012
	As Reported	Adjustment	As Restated
	$	$	$

Operating Activities

Net Loss and comprehensive loss	(103,130,619)	(15,882,088)	(119,012,707)
Increase in asset retirement obligation liability	–	648,398	648,398
Stock-based compensation	26,746,703	105,119	26,851,822
Accounts payable and accrued liabilities	940,872	2,489,572	3,430,444
Net Cash Used in Operating Activities	(56,424,692)	(12,638,999)	(69,063,691)
Investing Activities
Investment in property and equipment	(13,994,250)	12,638,999	(1,355,251)
Net Cash Used in Investing Activities	(15,015,684)	12,638,999	(2,376,685)

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2012
(Expressed in US dollars)

16.	Restatement (continued)

Consolidated Balance Sheet	June 30, 2012
	As Reported	Adjustment	As Restated
	$	$	$

ASSETS

Construction in Progress	22,701,685	(22,701,685)	–
Total Assets	46,245,896	(22,701,685)	23,544,211
STOCKHOLDER’S EQUITY
Deficit Accumulated During the Exploration Stage	(101,842,227)	(22,701,685)	(124,543,912)
Total Stockholders’ Equity	42,339,999	(22,701,685)	19,638,314
Total Equity	42,493,400	(22,701,685)	19,791,715
Total Liabilities and Stockholders’ Equity	46,245,896	(22,701,685)	23,544,211

Consolidated Statement of Operations	Three Months Ended June 30, 2012
	As Reported	Adjustment	As Restated
	$	$	$

Mineral property expenditures	450,324	6,819,598	7,269,922
Total Operating Expenses	1,770,941	6,819,598	8,590,539
Loss from continuing operations	(1,758,379)	(6,819,598)	(8,577,977)
Net Loss and comprehensive loss	(1,758,379)	(6,819,598)	(8,577,977)
Net loss Attributable to the Company	(1,632,633)	(6,819,598)	(8,452,231)
Net Loss Per Share – Basic and Diluted	(0.02)	(0.09)	(0.11)

Consolidated Statement of Operations	Six Months Ended June 30, 2012
	As Reported	Adjustment	As Restated
	$	$	$

Mineral property expenditures	688,111	12,947,618	13,635,729
Total Operating Expenses	3,493,995	12,947,618	16,441,613
Loss from continuing operations	(3,465,299)	(12,947,618)	(16,412,917)
Net Loss and comprehensive loss	(3,465,299)	(12,947,618)	(16,412,917)
Net loss Attributable to the Company	(3,279,527)	(12,947,618)	(16,227,145)
Net Loss Per Share – Basic and Diluted	(0.04)	(0.17)	(0.21)

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2012
(Expressed in US dollars)

16.	Restatement (continued)

Consolidated Statement of Operations	From inception to June 30, 2012
	As Reported	Adjustment	As Restated
	$	$	$

Mineral property expenditures	53,810,662	22,701,685	76,512,347
Total Operating Expenses	107,987,201	22,701,685	130,688,886
Loss from continuing operations	(105,839,975)	(22,701,685)	(128,541,660)
Net Loss and comprehensive loss	(104,888,998)	(22,701,685)	(127,590,683)
Net loss Attributable to the Company	(101,842,227)	(22,701,685)	(124,543,912)

Consolidated Statement of Cash Flows	Six Months Ended June 30, 2012
	As Reported	Adjustment	As Restated
	$	$	$

Operating Activities

Net Loss and comprehensive loss	(3,465,299)	(12,947,618)	(16,412,917)
Increase in asset retirement obligation liability	–	413,428	413,428
Accounts payable and accrued liabilities	(622,386)	888,374	265,988
Net Cash Used in Operating Activities	(3,683,326)	(11,645,816)	(15,329,142)
Investing Activities
Investment in property and equipment	(11,999,412)	11,645,816	(353,596)
Net Cash Used in Investing Activities	(11,999,412)	11,645,816	(353,596)

Consolidated Statement of Cash Flows	From Inception to June 30, 2012
	As Reported	Adjustment	As Restated
	$	$	$

Operating Activities

Net Loss and comprehensive loss	(104,888,998)	(22,701,685)	(127,590,683)
Increase in asset retirement obligation liability	–	750,474	750,474
Stock-based compensation	26,828,880	105,119	26,933,999
Accounts payable and accrued liabilities	666,568	2,413,176	3,079,744
Net Cash Used in Operating Activities	(58,072,652)	(19,432,916)	(77,505,568)
Investing Activities
Investment in property and equipment	(20,900,334)	19,432,916	(1,467,418)
Net Cash Used in Investing Activities	(21,921,768)	19,432,916	(2,488,852)

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2012
(Expressed in US dollars)

16.	Restatement (continued)

Consolidated Balance Sheet	September 30, 2012
	As Reported	Adjustment	As Restated
	$	$	$

ASSETS

Construction in Progress	26,640,070	(26,640,070)	–
Total Assets	43,139,934	(26,640,070)	16,499,864

STOCKHOLDER’S EQUITY
Deficit Accumulated During the Exploration Stage	(103,511,137)	(26,640,070)	(130,151,207)
Total Stockholders’ Equity	40,784,169	(26,640,070)	14,144,099
Total Equity	40,966,572	(26,640,070)	14,326,502
Total Liabilities and Stockholders’ Equity	43,139,934	(26,640,070)	16,499,864

Consolidated Statement of Operations	Three Months Ended September 30, 2012
	As Reported	Adjustment	As Restated
	$	$	$

Mineral property expenditures	543,222	3,938,385	4,481,607
Total Operating Expenses	1,806,465	3,938,385	5,744,850
Loss from continuing operations	(1,795,991)	(3,938,385)	(5,734,376)
Net Loss and comprehensive loss	(1,795,991)	(3,938,385)	(5,734,376)
Net loss Attributable to the Company	(1,668,910)	(3,938,385)	(5,607,295)
Net Loss Per Share – Basic and Diluted	(0.02)	(0.05)	(0.07)

Consolidated Statement of Operations	Nine Months Ended September 30, 2012
	As Reported	Adjustment	As Restated
	$	$	$

Mineral property expenditures	1,231,333	16,886,003	18,117,336
Total Operating Expenses	5,300,460	16,886,003	22,186,463
Loss from continuing operations	(5,261,290)	(16,886,003)	(22,147,293)
Net Loss and comprehensive loss	(5,261,290)	(16,886,003)	(22,147,293)
Net loss Attributable to the Company	(4,948,437)	(16,886,003)	(21,834,440)
Net Loss Per Share – Basic and Diluted	(0.06)	(0.22)	(0.28)

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2012
(Expressed in US dollars)

16.	Restatement (continued)

Consolidated Statement of Operations	From inception to September 30, 2012
	As Reported	Adjustment	As Restated
	$	$	$

Mineral property expenditures	54,353,884	26,640,070	80,993,954
Total Operating Expenses	109,793,666	26,640,070	136,433,736
Loss from continuing operations	(107,635,966)	(26,640,070)	(134,276,036)
Net Loss and comprehensive loss	(106,684,989)	(26,640,070)	(133,325,059)
Net loss Attributable to the Company	(103,511,137)	(26,640,070)	(130,151,207)

Consolidated Statement of Cash Flows	Nine Months Ended September 30, 2012
	As Reported	Adjustment	As Restated
	$	$	$

Operating Activities

Net Loss and comprehensive loss	(5,261,290)	(16,886,003)	(22,147,293)
Increase in asset retirement obligation liability	–	573,088	573,088
Accounts payable and accrued liabilities	(822,249)	(655,176)	(1,477,425)
Net Cash Used in Operating Activities	(6,008,211)	(16,968,091)	(22,976,302)
Investing Activities
Investment in property and equipment	(17,328,761)	16,968,091	(360,670)
Net Cash Used in Investing Activities	(17,329,054)	16,968,091	(360,963)

Consolidated Statement of Cash Flows	From Inception to September 30, 2012
	As Reported	Adjustment	As Restated
	$	$	$

Operating Activities

Net Loss and comprehensive loss	(106,684,989)	(26,640,070)	(133,325,059)
Increase in asset retirement obligation liability	–	910,134	910,134
Stock-based compensation	26,911,960	105,119	27,017,079
Accounts payable and accrued liabilities	466,705	869,626	1,336,331
Net Cash Used in Operating Activities	(60,397,537)	(24,755,191)	(85,152,728)
Investing Activities
Investment in property and equipment	(26,229,683)	24,755,191	(1,474,492)
Net Cash Used in Investing Activities	(27,251,410)	24,755,191	(2,496,219)

Supplemental Financial Information ($, 000)

	4th	3rd	2nd	1st
2012	Quarter	Quarter	Quarter	Quarter
	(Restated)	(Restated)	(Restated)	(Restated)
Revenue	$-	$-	$-	$-
Net profit (loss) attributable to the Company	$(7,140)	$(5,607)	$(8,452)	$(7,775)
Basic and diluted profit (loss) per share	(0.10)	(0.07)	(0.11)	(0.10)

	4th	3rd	2nd	1st
2011	Quarter	Quarter	Quarter	Quarter
	(Restated)
Revenue	$-	$-	$-	$-
Net profit (loss) attributable to the Company	$(13,315)	$(2,113)	$(4,263)	$(5,183)
Basic and diluted profit (loss) per share	(0.17)	(0.03)	(0.06)	(0.07)

	4th	3rd	2nd	1st
2010	Quarter	Quarter	Quarter	Quarter
Revenue	$-	$-	$-	$-
Net profit (loss) attributable to the Company	$(2,189)	$(4,064)	$(2,652)	$(5,695)
Basic and diluted profit (loss) per share	(0.04)	(0.06)	(0.04)	(0.09)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

During the period covered by this Annual Report for the fiscal year ended December 31, 2012, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15(d) – 15(e) under the Exchange Act. Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms; and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

The conclusion of the CEO and CFO that our disclosure controls and procedures were not effective as of December 31, 2012 is based on finding of a material weakness as described more fully below in Management’s Report on Internal Control over Financial Reporting.

Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting (Restated)

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

Management conducted an evaluation of the design and operation of the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2012 and that a material weaknesses did exist as described below.

Management has considered the effect of Note 16 to the Company’s restated audited annual financial statements for the fiscal year ended December 31, 2012, which describes the Company’s restatement of certain costs incurred in relation to the construction of the Company’s Nichols Ranch processing facility and determined that the restatement was due to a material weakness in the Company’s internal control over financial reporting regarding the treatment of such costs under United States GAAP. The material weakness relates to a misapplication by the Company’s accounting staff of the accounting treatment for construction projects under U.S. GAAP for exploration stage companies which do not have proven or probable reserves, and the sufficiency of evidence to support or permit capitalization of such costs on the basis of future alternative use. The Company’s management believes that this incident related to the interpretation of specific accounting literature under U.S. GAAP and that further corrective action to remedy the material weakness beyond ensuring the Company’s accounting staff is fully knowledgeable in this particular area of U.S. GAAP is not necessary.The effectiveness of internal control over financial reporting as of December 31, 2012 has been audited by Manning Elliott LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report.

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

Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2012.  However, management has subsequently determined that a material weakness in internal control over financial reporting, related to the accounting treatment of certain costs incurred in 2011 and 2012 previously capitalized as construction in progress, existed as of that date.  Accordingly, Management’s Report on Internal Control over Financial Reporting has been restated with respect to that item and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.  Management determined that a material weakness existed in internal control relating to the design and operating effectiveness of controls governing the capitalization of facility and related costs when there was insufficient evidence that such costs were recoverable.  We considered this material weakness in determining the nature, timing, and extent of the audit tests and procedures applied in our audits of the consolidated financial statements as of and for the years ended December 31, 2012 and 2011, and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, Uranerz Energy Corporation has not maintained effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Uranerz Energy Corporation as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive loss, cash flows, and stockholders equity for each of the three years in the period ended December 31, 2012 and accumulated from May 26, 1999 (Date of Inception) to December 31, 2012 and our report dated April 24, 2013 expressed an unqualified opinion thereon.

/s/ "Manning Elliott LLP"

CHARTERED ACCOUNTANTS

Vancouver, Canada

March 28, 2013, except for the effect of the restatement described in Note 16 to the consolidated financial statements and the matter described in the third and fourth paragraphs of Management’s Report on Internal Control over Financial Reporting (Restated), as to which the date is April 24, 2013.

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

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information with respect to our current directors and executive officers. The term for each director expires at our next annual meeting or until his successor is appointed. The ages of the directors and executive officers are shown as of December 31, 2012.

Name	Current Position with Company	Principal Occupation	Director/Officer Since	Age
Glenn Catchpole	President & Chief Executive Officer; Director	President & Chief Executive Officer of Uranerz Energy Corporation	March 1, 2005	69
Dennis Higgs	Executive Chairman; Director	Executive Chairman of the Board of Uranerz Energy Corporation	May 26, 1999	54
Paul Saxton*	Director	President of Lincoln Mining Corporation	October 26, 2004	66
Gerhard Kirchner*	Director	Member, Advisory Board, Mindoro Resources Limited	March 13, 2005	82
Peter Bell*	Director	President of Ezon Healthtech Corporation	May 10, 2006	78
Arnold J. Dyck*	Director	Retired	May 23, 2006	72
Benjamin Leboe	Senior Vice President, Finance & Chief Financial Officer	Senior Vice President, Finance & Chief Financial Officer of Uranerz Energy Corporation	May 23, 2006	67
Sandra MacKay	Senior Vice President, Legal & Corporate Secretary	Senior Vice President, Legal & Corporate Secretary of Uranerz Energy Corporation	July 1, 2009	53

* Indicates that the director is “independent” in accordance with Rule 803A of the NYSE MKT Company Guide.

The following is a description of the business background of the current directors and executive officers of the Company.

Uranerz Exploration and Mining Limited, Uranerz Canada Limited, Uranerz U.S.A., and the original Uranerz group of companies (which entities are referred to below in the description of the background of the Company’s current directors and executive officers) are not connected with, or a predecessor company to, Uranerz Energy Corporation. The original Uranerz group of companies was acquired by Cameco, the world’s largest primary uranium producer, in 1998.

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

In 1988 Mr. Catchpole joined Uranerz U.S.A., Inc. and Uranerz Exploration and Mining and became Director of Regulatory Affairs, Environmental Engineering and Solution Mining. Mr. Catchpole’s responsibilities included the monitoring and oversight of the environmental and regulatory aspects of two large uranium mines in Canada and the operational aspects of one uranium solution mine in the United States. In 1996 Mr. Catchpole was appointed General Manager and Managing Director of the Inkai uranium solution mining project located in the Republic of Kazakhstan (Central Asia). In 1998 Cameco Corporation acquired Uranerz U.S.A. Inc., and Mr. Catchpole continued his post at the Inkai Project for Cameco. Mr. Catchpole spent six years taking the Inkai project from acquisition through feasibility study, joint venture formulation, government licensing, environmental permitting, design, construction and the first phase start-up.

Following his departure from Cameco in 2002, Mr. Catchpole was an independent consulting engineer providing project management to the oil and gas, mining, and construction industries. Mr. Catchpole is experienced in all phases of project development including environmental permitting, procurement, scheduling, budgeting, and construction of infrastructure and mining facilities. He has served on numerous mineral evaluation and due diligence teams.

Mr. Dennis Higgs is Executive Chairman of the Board. Mr. Higgs was appointed to the Board as President and Chief Executive Officer on May 26, 1999, and resigned as President and Chief Executive Officer on March 1, 2005. Mr. Higgs became Executive Chairman of our Board on February 1, 2006.

Mr. Higgs has been involved in the financial and venture capital markets for over twenty-five years, raising millions of dollars in the United States, Canada and Europe. He founded his first junior exploration company in 1983 and took it public through an initial public offering in 1984. Since then, Mr. Higgs has been involved in the founding, financing, initial public listing, and building of several companies. Mr. Higgs was directly involved with the founding and initial public offering of Arizona Star Resource Corp. and the listing and financing of BioSource International Inc.

Mr. Paul Saxton was appointed to the Board on October 26, 2004. Mr. Saxton is a mining engineer who also holds an MBA from the University of Western Ontario. He has been active in the mining industry since 1969, holding various positions including mining engineer, mine superintendent, president and chief executive officer of numerous Canadian mining companies.

Following ten years with Cominco, Mr. Saxton became Vice President and president of Mascot Gold Mines Ltd., initially working on the design and construction of the Nickel Plate mine in British Columbia, Canada. Subsequently Mr. Saxton became a Vice President of Corona Corporation where he was responsible for western operations and exploration for the company and was instrumental in the re-opening of the Nickel Plate Mine. In 1989, Mr. Saxton was appointed Senior Vice President of Viceroy Resource Corporation where he was responsible for helping to obtain financing and the construction and operations of the Castle Mountain mine in California. In 1994, Mr. Saxton was appointed President of Loki Gold Corporation and Baja Gold Inc. where he was responsible for arranging over $45 million in mine financing and bringing the Brewery Creek Gold mine into production. Loki Gold, Baja Gold and Viceroy merged in 1996 and Mr. Saxton was named President of the new entity.

Following his departure from Viceroy in 1999, Mr. Saxton became president of Standard Mining Corp., organizing the company and supervising its exploration activities until 2001, when Standard Mining Corp. was merged with Doublestar Resources Ltd. In March 2004, Mr. Saxton was appointed as a director and President of Lincoln Gold Corporation, a company engaged in mineral exploration in Mexico and in the States of California and Nevada.

Mr. Saxton chairs the Company’s Corporate Governance & Nominating Committee and is a member of the Compensation Committee.

Dr. Gerhard Kirchner was appointed to the Board March 13, 2005. Dr. Kirchner has 40 years of international mine development and management experience including 20 years with Uranerz Exploration and Mining Ltd. He received a multidisciplinary education in mining engineering and economic geology, and a Doctorate in Mining Sciences from the University of Leoben, Austria.

At Uranerz Exploration and Mining Ltd., Dr. Kirchner spent nine years as General Manager and eleven years as Senior Vice President. He and his team were responsible for the Key Lake uranium discovery, and the acquisition, engineering and development of projects such as the Midwest uranium deposit, Eagle Point North uranium deposit, Star Lake gold deposit and the Crow Butte ISL uranium deposit.

Previous to his work with Uranerz, Dr. Kirchner spent six years designing, developing and managing the Kamoto Mine in Kolwezi, Zaire; four years consulting on mining and civil engineering projects in several countries including Surinam, Nigeria and Congo; and five years as a mine superintendent and exploration manager in Greenland where he discovered the Molybdenum Porphyry Erzberg. Dr. Kirchner also spent three years as a project engineer on dams in Austria and Japan, and road projects in Saudi Arabia.

Dr. Kirchner is a member of the advisory board of Mindoro Resources Limited, a public company whose shares are listed on the TSX Venture Exchange and the Frankfurt Exchange. During the period June 2004 to January 2008, Dr. Kirchner was a member of Mindoro’s board of directors and served as its chairman.

Dr. Kirchner is a member of the Company’s Audit, Compensation and Corporate Governance & Nominating Committees.

Mr. Peter Bell was appointed to the Board on May 10, 2006. Mr. Peter Bell practiced as a licensed pharmacist before becoming a business consultant and a director of a number of private and public companies. Mr. Bell has been a director of Current Technology Corporation since 1992 and a director and the President of Ezon Healthcare Corporation since 1997, companies in the health and wellness and pharmaceutical fields.

Mr. Bell has provided a wide range of consulting services to businesses and health care companies and organization, including: sales management and reorganization of sales force; regional market development and marketing strategy; medical opinion surveys and market analysis; medical device product market development; business immigration program presentations; management studies in healthcare organizations; development and growth of public corporations and reverse takeovers in public companies.

Mr. Bell holds a Bachelor of Science Degree in Pharmacy from the University of Manitoba and a Masters in Business Administration from the University of Western Ontario.

Mr. Bell chairs the Company’s Compensation Committee and is a member of the Audit and Corporate Governance & Nominating Committees.

Mr. Arnold Dyck was appointed to the Board on May 10, 2006. Mr. Dyck was employed at Uranerz Exploration and Mining Limited from 1977 to 1998. Mr. Dyck progressed through various positions with Uranerz Canada Limited, Uranerz Exploration and Mining Limited, and Uranerz U.S.A. Inc. to become the Senior Vice President and Chief Financial Officer for the Uranerz group of companies. He also served as a member of the board of directors for Uranerz U.S.A. Inc. and as chairman of the board of directors of a subsidiary mining company.

Prior to his employment with Uranerz Exploration and Mining Limited, Mr. Dyck was employed with and responsible for the accounting, finance and corporate secretarial functions for a three year period during the initial development of a food and feed scientific research and development pilot facility with government, university and corporate joint ownership. For the five years prior to this Mr. Dyck fulfilled various executive positions in the development of a new electronics manufacturing operation. Mr. Dyck is a graduate of the Registered Industrial Accountant education program and was awarded the designation of Certified Management Accountant in 1975.

Mr. Dyck chairs the Company’s Audit Committee and is a member of its Corporate Governance & Nominating and Compensation Committees.

Mr. Benjamin Leboe was appointed as the Company’s Chief Financial Officer on May 23, 2006 and acted as our Corporate Secretary from October 2006 to December 2007 and from January 2009 to July 2009. Mr. Leboe also serves as the Company’s Ethics Officer, Principal Accounting Officer and Senior Vice President of Finance. Mr. Leboe has been Principal, Independent Management Consultants of British Columbia, since 1990. Prior to joining Uranerz he was a Senior Consultant, management consulting of the Business Development Bank of Canada, from 2005 to 2006. Previously, from 1995 to 2005 he was a director, Chief Financial Officer, Principal Accounting Officer and Treasurer of numerous public companies in Canada and U.S.A.. From 1991 to June 1995, he served as Chief Financial Officer and Vice President of VECW Industries Ltd. He was a Partner of KPMG Consulting and its predecessor firms from 1978 to 1990.

Mr. Leboe holds a Bachelor of Commerce and Business Administration, Finance and Accounting, from the University of British Columbia. He is a Chartered Accountant and Certified Management Consultant in Canada.

Ms. Sandra MacKay joined the Company on July 1, 2009 as Legal Counsel and Corporate Secretary. She was appointed Vice President, Legal and Corporate Secretary in July of 2010 and Senior Vice President, Legal & Corporate Secretary in December of 2011.

Ms. MacKay obtained her Bachelor of Laws in 1983 from the University of British Columbia. Ms. MacKay has over 25 years of experience working within law firms and as counsel within business organizations in a variety of industries including petrochemical, engineering, biotechnology and mining. Ms. MacKay’s legal experience includes acting for both public and private companies on a wide variety of corporate-commercial transactions. Ms. MacKay has provided general counsel to her clients on a broad range of subject matters including securities law compliance, employment law, corporate governance and general corporate-commercial matters, and in the negotiation and drafting of related agreements.

No Family Relationships or Arrangements involving Executive Officers

None of our executive officers is related by blood, marriage or adoption to any other director or executive officer.

To our knowledge, there is no arrangement or understanding between any of our officers and any other person pursuant to which the officer was selected to serve as an officer.

Arrangements between Officers and Directors

To our knowledge, there is no arrangement or understanding between any of our executive officers and any other person, including directors, pursuant to which the executive officer was selected to serve as an executive officer.

Family Relationships

None of our directors is related by blood, marriage, or adoption to any other director or executive officer.

Other Directorships

No directors of the Company are also directors of issuers with a class of securities registered under Section 12 of the United States Securities Exchange Act of 1934, as amended, (the “Exchange Act”) (or which otherwise are required to file periodic reports under the Exchange Act).

Legal Proceedings

The Company is not aware of any material legal proceedings to which any director, officer or affiliate of the Company, or any owner of record or beneficially of more than five percent of common stock of the Company, or any associate of any director, officer, affiliate of the Company, or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

The Company is not aware of any of its directors or officers being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses) or being subject to any of the items set forth under Item 401(f) of Regulation S-K.

Director Qualifications and Background

The Company’s Corporate Governance & Nominating Committee identifies candidates for nomination to the Board. The Company does not have a formal policy with respect to evaluation of nominees, however, it has been the Company’s practice to seek to compose a Board which brings a full complement of skills and attributes and experience to the Board and in this respect the Company looks for a diverse range of attributes and qualifications among its Board candidates. These include: financial acumen, previous public company governance experience, experience in the uranium industry, sound business experience, government relations experience, investor relations experience, sales and marketing experience, ISR mining experience, and knowledge of the nuclear power industry. Each candidate is not expected to possess all of these attributes but rather the Corporate Governance & Nominating committee seeks to nominate a group which, in the aggregate, is comprised of individuals who contribute the full range of such experience and qualifications. Additionally, each nominee is expected to display: a commitment to good governance and the protection of stockholder interests, demonstrated leadership skills, and effective communication skills. Nominees who have previously served as directors of the Company are also evaluated on the basis of their attendance record and their dedication to fulfillment of their responsibilities as a director of the Company.

The Corporate Governance & Nominating Committee has recommended that each of the Company’s current directors be nominated for re-election at the Company’s 2013 annual general meeting. That Committee concluded that the proposed nominees should each stand for re-election as a director based on the following particular experience, qualifications and attributes of each nominee:

Mr. Glenn Catchpole is recommended as a nominee to the Board because of the following particular qualifications: extensive experience in the uranium industry; extensive government relations experience; proven business acumen; proven leadership abilities; strong interpersonal skills; a demonstrated ability to manage personnel; and a proven ability to take projects from exploration stage through production start-up.

Mr. Dennis Higgs is recommended as a nominee to the Board because of the following particular qualifications: significant experience in the raising of capital in the public markets; proven experience in forming companies and taking them from start- up to viability; significant experience in mergers & acquisitions and financings; experience in the mining industry and previous experience as a director of a public company; understanding of United States and Canadian securities laws and regulations; demonstrated leadership and interpersonal skills; and strong presentation and communication skills.

Mr. Paul Saxton is recommended as a nominee to the Board because of the following particular qualifications and attributes: Mr. Saxton is a professional engineer with extensive experience in the mining industry, including working as a mine superintendent and a chief executive officer of a number of Canadian mining companies. Mr. Saxton has considerable previous public company director experience and experience raising capital in the public markets.

Dr. Gerhard Kirchner is recommended as a nominee to the Board because of the following particular qualifications and attributes: over 30 years of exploration, mine design, development and management experience, 20 of which have been in the uranium industry. Dr. Kirchner also has previous public company board experience, considerable investor relations experience and knowledge; his consultancy experience includes advising on mining and engineering projects worldwide.

Mr. Peter Bell is recommended as a nominee to the Board because of the following particular qualifications and attributes: Mr. Bell has considerable experience as a director of both public and private companies and professional organizations. Mr. Bell has broad business experience including having provided a broad range of consulting services to businesses in respect of marketing and sales efforts, business growth and development.

Mr. Arnold Dyck is recommended as a nominee to the Board because of the following particular qualifications and attributes: Mr. Dyck is a Certified Management Accountant and is qualified as a “financial expert” as defined for Audit Committee purposes by applicable securities legislation. Mr. Dyck is knowledgeable in best audit committee practices and has previously served on the boards of directors of subsidiary companies of public companies. Mr. Dyck’s management and professional experience includes working within the uranium mining industry for the original Uranerz group of companies in a professional capacity and ultimately as a member of the board of directors of certain companies within that group.

The Corporate Governance & Nominating Committee also evaluates each candidate in respect of whether his personal and professional schedules allow him to dedicate sufficient time to governance of the Company and has determined in each case that the above nominees have demonstrated consistent conscientiousness in devoting their time and energies to the affairs of the Company.

Audit Committee and Audit Committee Financial Expert

We have a standing Audit Committee, established in accordance with section 3(a)(58)(A) of the Exchange Act, as amended. The Audit Committee’s charter complies with Rule 10A-3 of the Exchange Act and the requirements of the NYSE MKT Company Guide. Our Audit Committee is comprised of three directors each of whom, in the opinion of the Company’s Board, is independent (in accordance with Rule 10A-3 of the Exchange Act and the requirements of Section 803B of the NYSE MKT Company Guide) and financially literate: Arnold Dyck (Chair), Peter Bell, and Gerhard Kirchner. Mr. Arnold Dyck satisfies the requirement of a “financial expert” as defined under Item 407(d)(5) of Regulation S-K and is, in the opinion of the Company’s Board, financially sophisticated as that term is used in the NYSE MKT Company Guide.

Director Nomination Procedures

There have been no material changes to the procedures pursuant to which a stockholder may recommend a nominee to the Board. The Compensation Committee does not have a set policy for whether or how stockholders are to recommend nominees for consideration by the Board. Recommendations for director nominees made by stockholders are subject to the same consideration as nominees selected by the Committee or the Board.

Code of Business Conduct and Ethics

We have adopted a corporate Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer and principal accounting officer and is administered by our Senior Vice President, Finance & Chief Financial Officer, Benjamin Leboe. We believe our Code of Business Conduct and Ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct, to provide full, fair, accurate, timely and understandable disclosure in public reports, to comply with applicable laws, to ensure prompt internal reporting of code violations, and to provide accountability for adherence to the Code. Our Code of Business Conduct and Ethics provides written standards that are reasonably designed to deter wrongdoing and to promote:

  honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
  full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications made by the Company;
  compliance with applicable governmental laws, rules and regulations;

  prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
  accountability for adherence to the code.

Our Code of Business Conduct and Ethics is available on our website at www.uranerz.com. A copy of the Code of Business Conduct and Ethics will be provided to any person without charge upon written request to the Company at its executive offices: Uranerz Energy Corporation, Suite 1410 – 800 West Pender Street, Vancouver, B.C., Canada V6C 2V6. We intend to disclose on our website any waiver from a provision of our Code of Business Conduct and Ethics that applies to any of our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions that relates to any element of our Code of Business Conduct and Ethics. No waivers were granted from the requirements of our Code of Business Conduct and Ethics during the fiscal year ended December 31, 2012, nor during the subsequent period from January 1, 2013, through to the date of this Annual Report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires any person who is a director or executive officer of the Company or who beneficially holds more than 10% of any class of our securities which have been registered with the Securities and Exchange Commission, to file reports of initial ownership and changes in ownership with the Securities and Exchange Commission. These persons are also required under the regulations of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) reports they file.

To our knowledge, based solely on our review of the copies of the Section 16(a) reports furnished to us, all Section 16(a) filing requirements applicable to our directors, executive officers and holders of more than 10% of any class of our registered securities were timely complied with.

ITEM 11. EXECUTIVE COMPENSATION

Named Executive Officers

Set out below are particulars of the compensation paid to the Company’s executive officers, who were also the Company’s five highest paid officers during fiscal 2012 (the “Named Executive Officers”, or the “executive officers”):

(a)	the Company’s Executive Chairman;
(b)	the Company’s President and Chief Executive Officer;
(c)	the Company’s Former Chief Operating Officer;
(d)	the Company’s Chief Financial Officer; and
(e)	the Company’s Senior Vice President, Legal & Corporate Secretary.

Compensation Discussion and Analysis

Oversight of Executive Compensation Program

The Compensation Committee of the Board oversees the Company’s executive compensation programs which are designed specifically for the Company’s executive officers, namely: the Executive Chairman, the Chief Executive Officer, the Chief Operating Officer, the Chief Financial Officer and the Senior Vice President, Legal. (the “ executive officers”). Additionally, the Compensation Committee is charged with the review and approval of all annual compensation decisions relating to the executive officers.

The Compensation Committee is composed entirely of independent, non-management members of the Board. Each year, and at such other times as is necessary, the Company reviews any and all relationships that each director has with the Company, and the Board subsequently reviews these findings. The Board has determined that none of the Compensation Committee members have any material business relationships with the Company.

The responsibilities of the Compensation Committee, as stated in its charter, include the following:

  to review and assess the adequacy of the Compensation Committee charter annually and submit any proposed changes to the Board for approval;
  to produce an annual report on senior executive officer compensation for inclusion in the Company’s annual report or the proxy statement relating to its annual meeting of stockholders;

  to review and make such recommendations to the Board as the Compensation Committee deems advisable with regard to all incentive-based compensation plans and equity-based plans;
  to assess the achievement of personal and corporate goals and objectives that are relevant to the compensation of the Company’s senior executive officers;
  to evaluate senior executive officer performance in light of the goals and objectives that were set and determine and recommend senior executive officer compensation based on such evaluation; and
  to review and make recommendations to the Board with respect to the compensation of the senior executive officers.

Overview of Executive Compensation Program

The Company recognizes that people are our primary asset and our principal source of competitive advantage. In order to recruit, motivate and retain the most qualified individuals as senior executive officers, the Company strives to maintain an executive compensation program that is competitive in the mining industry which is a competitive, global labor market. Although the Company is currently in the exploration stage, in order to achieve our objective of becoming a producer we have drawn primarily upon senior experienced talent from senior companies within the industry or relevant profession. The purpose of the Company’s compensation program is to encourage exceptional organizational and individual performance and to reward senior executive officers for enhancing shareholder value and achieving corporate goals.

In order to accomplish our goals and to ensure that the Company’s executive compensation program is consistent with its direction and business strategy the following compensation objectives underpin the compensation program for our senior executive officers:

  encourage and reward performance which supports the Company’s core values and business objectives;
  provide competitive total compensation and reward programs to enhance the Company’s ability to attract, motivate and retain knowledgeable and experienced senior executive officers; and
  emphasize a “pay for performance” system, in which an individual’s short and long-term compensation and career advancement are dependent upon both individual and Company performance, with an objective of increasing long-term shareholder value.

Compensation Elements and Rationale

There are three basic components to the Company’s executive compensation program: base salary, short term incentive cash awards and long-term incentive equity compensation.

(i) Base salary

Annual base salary must be considered in the context of the overall compensation package. Generally, the Compensation Committee will target being competitive within the peer group and market place where we compete for talent, however the Compensation Committee has taken a conservative position in respect of base salaries which we consider appropriate to the Company’s stage of development. Base salaries of our senior executive officers are relatively low compared to our peer group. The Compensation Committee made this determination based on its review of a mining industry salary survey, as described in more detail below.

(ii) Short term incentive (cash bonus)

The objective of the short term incentive program is to put variable pay at risk, motivate the executive officers to achieve predetermined objectives and provide a means to reward achievement of corporate milestones and fulfillment of the annual business plan. Historically the Company has been conservative in its award of short term incentives which we consider appropriate to the Company’s stage of development. Commencing in fiscal year 2011, the Compensation Committee developed a more formal framework for the potential award of short term incentive compensation to guide the Compensation Committee in exercising its discretion regarding the award of short term incentive compensation. The Compensation Committee annually sets corporate and individual goals for each executive officer and the award of short term incentive payments or bonuses, if any, is made after evaluation of demonstrated results, typically following the fiscal year end.

During 2013, as the Company transitions to an operating company, the process for the award of short term incentives will be even more formalized. As significant corporate milestones are achieved by the Company during fiscal year 2013 and thereafter, we expect short term incentive compensation awards to become a more significant element of the overall executive officer compensation program and we expect that such awards will be made on terms more consistent with those made by peer group companies to their senior executive officers. The Compensation Committee has not, as of the date of this Annual Report, formalized or otherwise adopted any new processes for the consideration of short term incentive cash bonuses from those utilized in 2012.

(iii) Long term incentive (equity)

The Company’s long term incentive program provides for the granting of stock options to executive officers to both: motivate executive performance and retention, and: align executive officer performance to shareholder value. In awarding long term incentives the Compensation Committee compares the long term incentive program to that of peer group companies and evaluates such factors as the number of options available in the Stock Option Plan and the number of options outstanding relative to the number of shares outstanding. The Compensation Committee has historically sought to award stock options on a competitive basis given the conservative position taken in respect of cash compensation components.

(iv) Non-cash compensation

The Company does not currently provide a benefit program such as health and welfare benefits or retirement saving programs to its senior executive officers, although it does make such standard health and welfare programs available to its other employees. During fiscal year 2013 the Compensation Committee will consider extending such a program to its executive officers in order to ensure its compensation program remains competitive.

During fiscal year 2012, all of the Company’s executive officers provided services through consulting or management agreements with the Company. Compensation is paid as “consulting” or “management” fees pursuant to these agreements. From the Company’s perspective, these services are provided in this manner for flexibility purposes. The Company has determined that it is in the best interests of the Company and its shareholders to maintain consulting and management agreements rather than employment agreements as it decreases the number of actual employees of the Company and ensures that employment of key senior executive officers can be negotiated on an as-needed basis with individualized terms—a vital concern to the Company given the relative costs of management salaries and expenses in an exploration stage company.

In general terms, our executive officer compensation program is intended to operate in an integrated manner to meet our objectives for the program and decisions about each element of the compensation program are made after taking into account the other elements of the program. As an exploration stage company without revenues, our compensation program has provided us with maximum flexibility whereby the Company can conserve cash by paying modest base salaries and modest or no short term incentive bonuses, whilst utilizing the long term incentive award compensation element to ensure that the program continues to allow us to recruit, retain and reward the highest caliber of executive officers.

Review of Executive Officer Performance

The Compensation Committee reviews, on an annual basis, the overall compensation program for the executive officers and evaluates executive officer performance relative to corporate and individual goals. The Compensation Committee has the opportunity to meet with the executive officers frequently during the year, which assists the Compensation Committee in forming its own assessment of each individual’s performance. Additionally, the Chief Executive Officer and the Executive Chairman provide their evaluations to the Committee of the performance of the other executive officers.

During fiscal year 2010 the Company participated in a mining industry salary survey to which the Compensation Committee referred in assessing the competitiveness of the Company’s senior executive officer compensation program. The 2010 survey, PriceWaterhouseCoopers Mining Industry Salary Survey, contained data from 290 U.S. and Canadian mining organizations (the identities of which were not provided). The Survey provided data for positions similar to the positions of the Named Executive Officers, as to average base salary, average cash incentive compensation as a percentage of base salary, average annual equity based grants and average total annual compensation. The Committee concluded that the cash compensation elements of its executive officer compensation program, base salaries and short term cash incentives, appeared low relative to surveyed companies of like size and at a similar stage of development.

During fiscal year 2011 the Compensation Committee reviewed all elements of its executive compensation program. While the Compensation Committee acknowledged that the above-referenced salary survey suggested that the Company’s historic and current rates of executive compensation are low relative to companies of similar size and stage, the Committee determined that it did not wish to change the Company’s pay philosophy until the Company enters into revenue production. This position was reaffirmed by the Committee in 2012; at the time that the Company enters into production the Committee intends to take a more formulaic approach to the tying of executive compensation to financial returns and proposes to place a more significant amount of executive compensation “at risk”, tied to measurable corporate and personal goal achievement. While the Company is still not revenue producing, the Compensation Committee prefers to keep base salaries at modest levels, and to reward exemplary performance in its discretion, where corporate or personal achievements so warrant, where retention may be a factor, and having due regard to the Company’s financial position to make cash incentive compensation awards.

With this philosophy in mind, the Compensation Committee met in December of 2011 to assess the performance and accomplishments of the executive officers during the year, in general terms. After assessing that corporate objectives had been substantially met, at that time a bonus pool of $500,000 was recommended and accrued for the award of executive cash incentive compensation, with individual allocations to be determined and paid in fiscal year 2012 after a more detailed review of individual executive performance.

During its initial discussions in December 2011, and in its subsequent discussions and communications in January of 2012, the Compensation Committee carried out a review of the performance of each executive officer and assessed the extent to which the Company’s corporate objectives were achieved. The Committee considered the recommendations of the Chief Executive Officer and the Executive Chairman with respect to the performance of the other executive officers. The Committee then met in camera to review and discuss the performance of the Chief Executive Officer and the Executive Chairman as well as the other executive officers. The Committee considered the self-evaluation by each of the executive officers as to their achievement of their personal goals, and considered the executive officers’ evaluation of the Company’s achievements of its corporate objectives. The Committee also considered the Company’s overall financial position in exercising its judgment and discretion with respect to executive awards. Because the Company is not yet revenue producing, the Committee was guided in large part by the amounts awarded to the executive officers in 2011, those amounts having been determined with regard to compensation levels of mining companies of similar sizes, with reference to the 2010 mining industry salary survey described above, in an effort to ensure that the overall cash compensation paid to each executive officer, that is, the combination of base salary plus cash incentive, yielded an annual amount of compensation which was conservative but fair for each individual.

In its December 2011 and January 2012 deliberations, the Committee reached the decision to grant a cash bonus to each of its five executive officers, with each senior officer receiving an amount in relative proportion to his or her base salary and position within the organization. Favoring a conservative approach while the Company is not yet in production, the Committee determined that cash bonuses should not exceed 70% of regular base salaries, notwithstanding that corporate and personal goals were substantially achieved. The Committee was primarily influenced by corporate goal achievement in determining the bonuses of the Chief Executive Officer and the Executive Chairman. In the case of the Chief Operating Officer, the Chief Financial Officer and the Senior Vice President, Legal, while corporate goal achievements were factored in, personal goal achievement was given slightly greater weight. In assessing the Chief Operating Officer’s bonus as a percentage of base salary, the base salary was discounted to that which the salary would have been in a more typical year and having regard to internal equities.

The Committee was influenced by these key corporate achievements in relation to pre-determined objectives, in reaching its determination that bonus awards were in order to reward 2011 performance:

(a)	all regulatory licenses needed to commence construction of Nichols Ranch were achieved during the year and construction was proceeding satisfactorily;
(b)	the Company had operated within budget;
(c)	regulatory compliance was exemplary;
(d)	the workforce had been supplemented by quality new hires and employee caliber and morale were high; and
(e)	safety and environmental standards at the highest levels were being achieved and a culture which heeds safety and environmental concerns was being well established.

It was noted that while efforts to grow the Company’s resource base were being achieved, performance in respect of this pre-set objective was satisfactory but not exemplary. Similarly, the Company’s market performance, while it was acknowledged that this was contributed to by many external factors, had not been exemplary, and thus the interests of shareholders in this respect were considered. Evaluation of these two latter performance measurements guided the Committee to a conservative position.

In assessing the individual performance of each executive officer relative to his or her personal stated objectives, the Committee found each executive officer’s performance, when measured against the achievement of corporate and personal goals, to have been exemplary. Although application of a formulaic approach based only on corporate and goal achievement would have yielded a larger cash bonus award in each instance, the Committee exercised its discretion, bearing in mind the Company’s stage of development and having regard to market factors and shareholder interests, to lower the cash incentive amounts to be awarded to a range of 50-70% of the executive’s base salary (customary base salary after removing extraordinary factors in the case of the Chief Operating Officer). As stated above, while the corporate and personal goal achievement is one of the factors weighed by the Committee in evaluating bonus award entitlement, the Compensation Committee did not intend or wish to fetter its discretion to take into account additional factors during the Company’s current stage of development while it is not yet revenue producing. Individual proposed bonus amounts for each executive officer were compared as against one another to ensure internal equity amongst the group and lastly the aggregate cash compensation figures which would be yielded after taking into account bonus awards were reviewed to ensure that the overall cash compensation, while conservative, yielded an overall cash compensation program that was not so low as to present retention issues, having regard to the above-referenced salary survey. The individual bonus awards to each executive officer formulated through this process are set out below.

In December of 2012, at which time the Compensation Committee would typically carry out its review of executive performance during 2012 with a view to determining individual bonus awards, the Committee adopted a similar approach as to what it had taken in 2011, earmarking a pool of $400,000 for the awarding of bonuses in early 2013 to reward 2012 performance. That amount was determined after benchmarking against 2011 bonuses awarded, and reduced by one fifth given that the number of executive officers had since reduced from five to four. Thus far, on recommendation by the executive officers and accepted by the Committee, the potential granting of individual executive bonus awards has been deferred by the Committee in light of the Company’s current fiscal constraints and with an overriding view to shareholder interests.

The Committee is currently developing a more formalized cash incentive program to be applied when the Company goes into production, whereby future bonus awards will be less discretionary and more tied to pre-set corporate goals, with a significant element of the overall cash compensation for each executive officer being pay “at risk” and base salaries remaining modest in relation to peer companies. The Company began to transition to a more formalized program in 2012 and expects the more formalized program to be fully in effect in late 2013. As of the date of this Annual Report, formal corporate performance goals and individual executive officer performance elements for 2013 have not been established by the Compensation Committee.

Dennis Higgs, Executive Chairman

Mr. Higgs is compensated through the Company’s consulting agreement with Ubex Capital Inc. The Board considers Mr. Higgs’ continuing involvement to be of vital interest to the Company’s success and increased Ubex’s consulting services over time to the point where Mr. Higgs provides the Company services as a fully involved Executive Chairman. Mr. Higgs’ consulting rate is based on the Board of Directors determination upon recommendation by the Compensation Committee of the value of his expertise to the Company. No adjustment to that rate was made in 2011.

In January of 2012 Mr. Higgs was awarded a discretionary cash bonus in the amount of $135,000 in recognition of his instrumental contribution to the achievement of corporate goals in 2011. The review process which lead to the bonus award, and the underlying compensation philosophy for such awards, is described above.

Glenn Catchpole, President & Chief Executive Officer (and acting Chief Operating Officer)

Mr. Catchpole is compensated indirectly through the Company’s consulting agreement with Catchpole Enterprises Inc. (“CEI”). The Company engaged CEI in early 2005 to provide industry expertise and strategic planning consulting services and full- time executive management to create a viable resource company. The Board and the Compensation Committee considers Mr. Catchpole’s continuing involvement to be of vital interest to the Company’s success as President and Chief Executive Officer. The Board has chosen the consulting arrangement to minimize administrative costs and to maintain the certainty and flexibility of contractual arrangements. Mr. Catchpole’s consulting rate is based on the Board’s determination upon recommendation by the Compensation Committee of the value of his expertise to the Company.

In January of 2012 Mr. Catchpole was awarded a discretionary cash bonus in the amount of $135,000 in recognition of his instrumental contribution to the achievement of corporate goals in 2011. The review process which lead to the bonus award, and the underlying compensation philosophy for such awards, is described above.

Benjamin Leboe, Senior Vice President, Finance & Chief Financial Officer

The Company’s compensation policy for Mr. Leboe, as Principal of Independent Management Consultants of British Columbia is based on time spent consulting for the Company. The Board and the Compensation Committee believes that this provides the Company with greater flexibility in controlling expenses. Mr. Leboe’s services as Chief Financial Officer entail a high and specialized degree of attention to the Company’s financial management and reporting activities. Mr. Leboe has extensive expertise in the area of financial management, accounting, business valuation and management consulting, which expertise is very valuable to the Company. Mr. Leboe’s consulting rate is based on the Board’s determination upon recommendation by the Compensation Committee of the value of his expertise to the Company.

In January of 2012 Mr. Leboe was awarded a discretionary cash bonus in the amount of $85,000 in recognition of his instrumental contribution to the achievement of corporate goals, his individual contribution as a member of the Company’s executive and his personal performance as a specialized chief financial officer in 2011. The review process which lead to the bonus award, and the underlying compensation philosophy for such awards, is described above.

Sandra MacKay, Senior Vice President, Legal & Corporate Secretary

Ms. MacKay renders legal services to the Company through a professional law corporation of which she is the principal. This compensation structure is considered customary in this field and is not considered adverse to the Company’s interests in any way. Ms. MacKay’s compensation rate is determined by the Board of Directors upon recommendation of the Compensation Committee, having regard to the value of her expertise to the Company. Ms. MacKay is an experienced lawyer with special expertise in the areas required in her role as general internal counsel to the Company and has an extensive business background.

In January of 2012 Ms. MacKay was awarded a discretionary cash bonus in the amount of $85,000 in recognition of her instrumental contribution to the achievement of corporate goals, her individual contribution as a member of the Company’s executive team and her personal performance as specialized legal counsel in 2011. The review process which lead to this bonus award, and the underlying compensation philosophy for such awards, is described above.

Compensation Committee Report

The Compensation Committee oversees the Company’s compensation reporting process on behalf of the Board. The Compensation Committee has four members, each of whom is “independent” as defined in the NYSE MKT Company Guide. The committee operates under a written charter, revised and adopted by the Board.

The Committee assists the Board by overseeing the (1) annual review of director and executive officer compensation policies and goals, (2) determining the compensation of directors and executive officers, and (3) providing accurate public disclosure of the Company’s compensation program.

In the course of providing its oversight responsibilities regarding the Company’s compensation of directors and executive officers in 2012, the Committee reviewed and discussed with management the Compensation Discussion and Analysis included in this Annual Report.

Based on the Compensation Committee’s review of the Compensation Discussion and Analysis and discussions with the Board and the Company’s management, the Compensation Committee recommended that the Compensation Discussion and Analysis be included in this Annual Report.

Submitted by the members of the Compensation Committee of the Board:

Peter Bell, Chairman
Arnold Dyck
Gerhard Kirchner
Paul Saxton

Summary Compensation Table

A summary of cash and other compensation paid in accordance with management consulting contracts or employment agreements for our Named Executive Officers for the last three fiscal years is as follows:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards (1) (2) ($)	All Other Compensation (8) ($)	Total ($)
(a)	(b)	(c)	(d)	(f)	(i)	(j)
Dennis Higgs Executive Chairman and Director (3)	2012 2011 2010	190,980 186,700 180,794	125,000 85,000	125,151 538,947 455,111	145,996	441,131 956,643 635,905
Glenn Catchpole President/ CEO and Director (4)	2012 2011 2010	190,980 185,400 185,400	125,000 85,000 15,000	125,151 538,947 460,830	145,996	441,131 955,343 661,230
George Hartman, Former Chief Operating Officer (5)	2012 2011 2010	144,900 197,760 197,760	100,000 85,000	288,333 544,645 442,725		522,233 827,405 640,485
Benjamin Leboe Chief Financial Officer (6)	2012 2011 2010	161,040 152,140 145,730	85,000 50,000	125,151 538,947 292,743	15,000	371,191 756,087 438,473
Sandra MacKay, Senior Vice President, Legal & Corporate Secretary (7)	2012 2011 2010	167,580 158,975 153,000	85,000 45,000	125,151 539,365 142,458	15,000	377,731 758,340 285,458

Notes to Summary of Executive Compensation and Executive Compensation Agreements

(1) Option award compensation figures for 2012, 2011 and 2010 are a fair value calculation which is a notional amount estimated at the date of the grant using the Black-Scholes option-pricing model in accordance with FASB ASC 718. The actual value received by the executives may differ materially from that reported herein. Options granted in 2012 and 2011 vested as to 40% on the grant date and as to 30% on each of the first and second anniversaries of the grant dates. 2012 option award values include all grants which vested in the year ended December 31, 2012. Note 9 in the Financial Statements included in this Annual Report describes the assumptions made in the valuation in accordance with FASB ASC 718.

(2) Option award compensation figures for 2010, in respect of Messrs. Higgs, Catchpole, Hartman and Leboe are comprised of: (a) a fair value calculation for stock options awarded during the period, a notional amount estimated at the date of the grant using the Black-Scholes option-pricing model base in accordance with FASB ASC 718; plus (b) the fair value for modifying, by extending the expiry dates, previously granted unexercised stock options, also a notional amount estimated at the date of the modification, March 3, 2010, using the Black-Scholes option-pricing model in accordance with FASB ASC 718. All such options were priced at the market price of common shares on the date of the modification.

(3) Salary is a management fee paid to a private holding company of Mr. Dennis Higgs. Mr. Higgs became Executive Chairman of our Board on February 1, 2006. In 2005 we entered into a consulting agreement with Ubex Capital Inc., wholly owned by Dennis Higgs. Under that agreement the Company currently pays a monthly fee of CDN$15,915 in consideration of the provision of the services of Mr. Higgs as Executive Chairman.

(4) Salary is a management fee paid to a private holding company of Mr. Glenn Catchpole. Mr. Catchpole was appointed President and CEO on March 1, 2005. In 2005 we entered into a consulting agreement with Catchpole Enterprises Inc. Catchpole Enterprises is wholly owned by Glenn and Judy Catchpole. Under that agreement the Company currently pays a monthly consulting fee of USD$15,915 in consideration of the provision of the services of Mr. Catchpole as our President and Chief Executive Officer. Effective September 15, 2012, Mr. Catchpole became acting Chief Operating Officer of the Company, as well as its President & Chief Executive Officer.

(5) Mr. Hartman retired from the Company effective September 15, 2012. His salary was a consulting fee paid to Mr. George Hartman. Mr. Hartman was appointed Senior Vice President, Mining on May 9, 2005 and subsequently appointed Executive Vice President and Chief Operating Officer. Mr. Hartman was paid for consulting at the rate of $1,030 per day. In consideration of the orderly transition of his responsibilities upon retirement, the expiry date of options previously granted to Mr. Hartman, which would otherwise have expired 30 days following his retirement date, were extended for a period of 18 months from such date; value stated includes a recalculation of the value of such options.

(6) Salary is a consulting fee paid to an entity owned by Benjamin Leboe. Mr. Leboe was appointed Chief Financial Officer on May 23, 2006 and Senior Vice President, Finance on June 9, 2010. In 2006 we entered into a consulting agreement with Independent Management Consultants of British Columbia. (IMC). IMC is wholly owned by Benjamin Leboe, our Chief Financial Officer. Under that agreement the Company currently pays for consulting services provided at the rate of CDN$13,420 per month.

(7) Ms. MacKay joined the Company on July 1, 2009. During fiscal year 2012 salary was a consulting fee paid to Sandra R. MacKay Professional Law Corporation, a private corporation owned by Sandra MacKay. Ms. MacKay was appointed Senior Vice President, Legal on December 8, 2011. Under the consulting agreement between the Company and Sandra R. MacKay Professional Law Corporation during 2012 the Company paid a monthly consulting services fee of CDN$13,965.

(8) Other compensation was the award of extraordinary one time bonuses acknowledging the contribution of the Named Executive Officer to financing related activities in January and February of 2011.

Grants of Plan-Based Awards 2012

Name (a)	Grant Date (b)	All Other Option Awards: Number of Securities Underlying Options (#) (j)	Exercise or Base Price of Option Awards ($/sh) (k)	Grant Date Fair Value of Stock and Option Awards ($) (l)
Dennis Higgs	12/17/12	135,000	$1.32	169,016
Glenn Catchpole	12/17/12	135,000	$1.32	169,016
Benjamin Leboe	12/17/12	135,000	$1.32	169,016
Sandra MacKay	12/17/12	135,000	$1.32	169,016

(1) Option award compensation is the fair value for stock options granted during the period, a notional amount estimated at the date of the grant using the Black-Scholes option-pricing model in accordance with FASB ASC 718. All options were priced at the market price of common shares on the date of the grant. Options granted vested as to 40% on the grant date, and as to 30% on the first and second anniversary dates of the grant date. Fair Value shown includes vested and unvested options as at the grant date. The actual value received by the executives may differ materially from that reported herein.

Disclosure Relating to Summary Compensation Table and Grants of Plan-Based Awards

For a discussion of each individual officer's compensation arrangements and cash bonuses, please see the discussion under each officer’s name in the Compensation Discussion and Analysis above.

In December of 2012, the Compensation Committee, as part of its annual review of the performance of the executive officers and the Company’s overall compensation program, considered a universal option grant to all employees, directors and executive officers. The Compensation Committee determined that such a universal option grant consistent with historic annual levels was in order, in light of the Company’s accomplishment in progressing construction of the Nichols Ranch Project, and in light of the need to retain key employees given the increased staffing demands as the Company prepares for production. The grant of a total of 1,640,500 stock options was approved. The Compensation Committee was once again mindful of the Company’s guideline whereby it endeavors to ensure that the amount of options outstanding any time does not, in the aggregate, exceed 10% of the number of issued and outstanding shares of common stock then outstanding (the “10% Limitation”). In light of the 10% Limitation, and in order to align with best practices, the Compensation Committee determined that all options granted in December of 2012 would vest over a two year period, as to 40% upon the grant date, and as to 30% on each of the first and second anniversaries of the grant date. In 2011, such a vesting schedule was introduced for the first time, in respect of the stock option awards granted to executive officers and directors in December of 2011. Given that vesting would not be immediate, the Committee determined that the 10% Limitation would not operate so as to preclude an award to executive officers which was closer to historical levels. The Compensation Committee recommended a grant to each of the Named Executive Officers of 135,000 options, substantially consistent with the award given in December of 2011. The amount of options for the Named Executive Officers was determined by the Compensation Committee after considering historic grant levels, peer group grant levels, the number of options available for grant, the number of options outstanding relative to the number of shares outstanding and after having judged the performance of such officers relative to individual and corporate goals to have been exemplary.

Consistent with the practice adopted by the Compensation Committee in December of 2011, the awards were made effective in December of 2012, rather than in January of 2013. This timing recommendation was made so that, commencing in 2013, the grant of stock options, consistent with other elements of the executive compensation program, could be tied more directly to the Company’s financial results. Commencing in 2013, when the Company is expected to enter production and generate revenues from the sale of products, the award of incentive compensation, including stock options, will be more closely tied to the achievement of Company financial goals. The achievement of Company goals is expected to be more measurable as a result, and the Compensation Committee intends to align the granting of stock options and cash incentive awards to its executive officers to corporate goal achievement.

Outstanding Equity Awards to Executives at Fiscal Year-end

Option Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlyi ng Unexercis ed Options (#) Unexercis able (c)	Equity Incentive Plan Awards: Number of Securities Unexercis ed Unearned Options (#) (d)	Optio n Exerci se Price ($) (e)	Option Expiry Date (f)
Dennis Higgs	150,000 250,000 125,000 40,000 70,000 100,000 80,000 94,500 54,000	Nil Nil Nil Nil Nil Nil Nil 40,500 81,000	Nil Nil Nil Nil Nil Nil Nil Nil Nil	0.75 3.20 2.64 0.65 1.33 3.98 3.21 1.89 1.32	Jan 6, 2016 Jan 26, 2017 Jan 7, 2018 Jan 5, 2019 Jan 5, 2020 Jan 10, 2021 Apr 8, 2021 Dec 12, 2021 Dec 17, 2022
Glenn Catchpole	190,000 250,000 125,000 70,000 100,000 80,000 94,500 54,000	Nil Nil Nil Nil Nil Nil 40,500 81,000	Nil Nil Nil Nil Nil Nil Nil Nil	0.75 3.20 2.64 1.33 3.98 3.21 1.89 1.32	Jan 6, 2016 Jan 26, 2017 Jan 7, 2018 Jan 5, 2020 Jan 10, 2021 Apr 8, 2021 Dec 12, 2021 Dec 17, 2022
Benjamin Leboe	100,000 125,000 125,000 70,000 100,000 80,000 94,500 54,000	Nil Nil Nil Nil Nil Nil 40,500 81,000	Nil Nil Nil Nil Nil Nil Nil Nil	1.96 3.20 2.64 1.33 3.98 3.21 1.89 1.32	Jan 6, 2016 Jan 26, 2017 Jan 7, 2018 Jan 5, 2020 Jan 10, 2021 Apr 8, 2021 Dec 12, 2021 Dec 17, 2022
Sandra MacKay	100,000 17,500 100,000 80,000 94,500 54,000	Nil Nil Nil Nil 40,500 81,000	Nil Nil Nil Nil Nil Nil	2.07 1.33 3.98 3.21 1.89 1.32	Jul 2, 2019 Jan 5, 2020 Jan 10, 2021 Apr 8, 2021 Dec 12, 2021 Dec 17, 2022

Option Exercises and Stock Vested in 2012

Option Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (1) (c)
Dennis Higgs	Nil	Nil
Glenn Catchpole	50,000	$98,000
George Hartman	2,300	$3,565
Benjamin Leboe	Nil	Nil
Sandra MacKay	Nil	Nil

(1)

The values reported as realized pertain to the exercise of stock options and the subsequent sale of the underlying shares which transactions were carried out in accordance with automatic sales disposition plans (Rule 10B5-1 trading plans) entered into by each of Mr. Catchpole and Mr. Hartman.

Compensation Committee Interlocks and Insider Participation

No person who served as a member of the Compensation Committee during fiscal year 2012 was a current or former officer or employee of the Company or engaged in certain transactions with the Company required to be disclosed under Item 404 of Regulation S-K. Additionally, there were no compensation committee “interlocks” during fiscal year 2012, which generally means that no executive officer of the Company served as a director or member of the compensation committee of another entity which had an executive officer serving as a director or member of the Company’s Compensation Committee.

Pension Benefits

None.

Non-Qualified Deferred Compensation

None.

Retirement, Resignation or Termination Plans

Officers with contracts for services have notice requirements which permit pay in lieu of notice. In December 2007 we approved a policy whereby certain executive officers will receive a termination payment of a multiple of their annual compensation following a change in control of our Company. The multiple used for a change of control payment is five times base compensation for executive officers Higgs and Catchpole and three times base compensation for officer Leboe.

Director Compensation

The following table sets forth the compensation granted to our directors for the fiscal year ended December 31, 2012:

Director Compensation 2012

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) Note (1)	Total ($)
(a)	(b)	(d)	(h)
Gerhard Kirchner	37,500	25,494	62,994

Paul Saxton	27,500	25,494	52,994
Arnold Dyck	73,000	32,447	105,447
Peter Bell	36,000	25,494	61,494

(1) Option award compensation is the fair value for stock options vested during the period, a notional amount estimated at the date of the grant using the Black-Scholes option-pricing model in accordance with FASB ASC 718. All options were priced at the market price of common shares on the date of the grant ($1.32 in respect of those granted December 17, 2012). The actual value received by the directors may differ materially from that reported herein. Options vested as to 40% on the grant date and as to 30% on each of the first and second anniversaries of the grant date. Value stated includes options vesting upon the grant date in 2012 and vesting of options granted in 2011 and vesting in 2012.

Director Compensation Agreements and Summary of Director Compensation Policies

During the fiscal year ended December 31, 2012, the Company compensated its independent directors as follows: For Board service: Annual Board retainer: $12,000 per year.

Per Board meeting: $1,000 travel fee per meeting on same continent, $2,000 travel fee per meeting cross continent, $500 attendance fee per telephone meeting, $1,000 attendance fee per in person meeting; and

For Committee service, retainers as follows (no meeting fees):

º Audit Committee: Chair: $15,000/year. Members: $8,000/year.

º Corporate Governance & Nominating Committee: Chair: $4,000/year. Members: $2,500/year. º Compensation Committee: Chair: $6,000/year. Members: $4,000/year.

º Marketing Committee: Chair: (Nil – Executive). Independent Members: $1,000/day. Executive Members: Nil.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

DIRECTORS AND EXECUTIVE OFFICERS [

(1) Title of Class	(2) Name	(3) Amount and Nature of Beneficial Ownership	(4) Percentage of Class (1)
Common Stock	Dennis Higgs Director and Executive Chairman	4,838,500(2)	5.88%
Common Stock	Glenn Catchpole Director, President and CEO/PEO	2,415,600(3)	2.94%
Common Stock	George Hartman Former Chief Operating Officer	1,529,600(4)	1.81%
Common Stock	Benjamin Leboe Senior VP, Finance and CFO/PFO	764,500(5)	**
Common Stock	Sandra MacKay Senior VP, Legal and Corporate Secretary	446,000(6)	**
Common Stock	Paul Saxton Director	309,750(7)	**

Common Stock	Dr. Gerhard Kirchner Director	713,500(8)	**
Common Stock	Peter Bell Director	348,250(9)	**
Common Stock	Arnold J. Dyck Director	306,500 (10)	**
Total		11,573,950	14.06%

** indicates ownership less than 1%
(1)

The percent of class is based on 77,207,574 shares of common stock issued and outstanding as of December 31, 2012 plus 5,018,950 common share purchase options vested within 60 days of December 31, 2012.

(2)	Includes 3,875,000 shares and 963,500 exercisable share purchase options.
(3)	Includes 1,452,100 shares and 963,500 exercisable share purchase options.
(4)	Includes 761,900 shares and 767,700 exercisable share purchase options.
(5)	Includes 16,000 shares and 748,500 exercisable share purchase options.
(6)	Includes nil shares and 446,000 exercisable share purchase options.
(7)	Includes 11,500 shares and 298,250 exercisable share purchase options.
(8)	Includes 426,000 shares and 223,500 exercisable share purchase options.
(9)	Includes nil shares and 348,250 exercisable share purchase options.
(10)	Includes 3,000 shares and 303,500 exercisable share purchase options.

NON-RELATED SHAREHOLDERS HOLDING OVER 5%

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percentage of(1) Class
Common Stock	Cede & Co (2) Box 222 Bowling Green Stn. New York, N.Y., 10274 USA	65,536,396	84.88%
Common Stock	Global X Management Company, LLC 623 Fifth Avenue, 15th Floor New York, N.Y., 10022 USA	4,474,048(3)	5.79%
Common Stock	Mr. Robert Disbrow Suite 700, Waterfront Centre 200 Burrard Street Vancouver, B.C., V6C 3L6 CANADA	3,861,300 (4)	5.0012%

(1)	The percent of class is based on 77,207,574 shares of common stock issued and outstanding as of December 31, 2012.
(2)	Central depository for unknown number of shareholders.
(3)	As reported February 12, 2013.
(4)	As reported February 13, 2013. Includes 2,998,300 shares held by Haywood Securities Inc. over which Mr. Disbrow has dispositive power.

We have no knowledge of any other arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of our company.

We are not, to the best of our knowledge, directly or indirectly owned or controlled by another corporation or foreign government.

Equity Compensation Plan Information

See Item 5, Part II, above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We had no reportable transactions with related parties since January 1, 2012, including named security holders.

Policy for Review of Related Party Transactions

The Company has a policy for the review of transactions with related persons as set forth in the Company’s Audit Committee Charter and internal practices. The policy requires review, approval or ratification of all transactions in which the Company is a participant and in which any of the Company’s directors, executive officers, significant shareholders or an immediate family member of any of the foregoing persons has a direct or indirect material interest, subject to certain categories of transactions that are deemed to be pre-approved under the policy - including employment of executive officers, director compensation (in general, where such transactions are required to be reported in the Company’s proxy statement pursuant to SEC compensation disclosure requirements), as well as certain transactions where the amounts involved do not exceed specified thresholds. All related party transactions must be reported for review by the Audit Committee of the Board pursuant to the Audit Committee’s charter and the rules of the NYSE MKT.

Following its review, the Audit Committee determines whether these transactions are in, or not inconsistent with, the best interests of the Company and its shareholders, taking into consideration whether they are on terms no less favorable to the Company than those available with other parties and the related person’s interest in the transaction. If a related party transaction is to be ongoing, the Audit Committee may establish guidelines for the Company’s management to follow in its ongoing dealings with the related person.

Our policy for review of transactions with related persons was followed in all of the transactions set forth above and all such transactions were reviewed and approved in accordance with our policy for review of transactions with related persons.

Director Independence

We had six directors at December 31, 2012, including four independent directors, as follows:

Glenn Catchpole
Dennis Higgs
Paul Saxton, independent
Gerhard Kirchner, independent
Peter Bell, independent
Arnold Dyck, independent

Consistent with NYSE MKT Standards, the Board assesses the independence of its members not less than annually. The Board applies the requirements for independence set out in section 803A of the NYSE MKT Company Guide and considers all relevant facts and circumstances in making its assessment.

The Company’s Code of Business Conduct and Ethics specifically addresses conflict of interest situations involving directors. Pursuant to our Code of Business Conduct and Ethics, all directors are required to act in the best interests of the Company and to avoid conflicts of interest.

With the assistance of the Corporate Governance & Nominating Committee, the Board has considered the relationship of the Company to each of the proposed nominees for election by the stockholders at the Company’s 2013 annual general meeting and has determined that four of the six nominees for election as directors at the Annual Meeting are independent (Messrs. Saxton, Bell and Dyck and Dr. Kirchner). The two nominees who are not independent (Messrs. Catchpole and Higgs) are executive officers of the Company and members of management.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Manning Elliot LLP was the Independent Registered Public Accounting Firm for the Company in the fiscal year ended December 31, 2012.

Our financial statements have been audited by Manning Elliot LLP, independent registered public accounting firm, for the years ended December 31, 2012, 2011 and 2010.

The following table sets forth information regarding the amount billed to us by our independent auditor, Manning Elliott LLP for our two fiscal years ended December 31, 2012:

	Years Ended December 31
	2012	2011
Audit Fees	$75,670	$120,560
Audit Related Fees	24,240	$ 23,900
Tax Fees	$ 5,674	$ 4,160
Other	nil	nil	nil
Total	$105,584	$148,620

Audit Fees

Audit Fees are the aggregate fees and expenses billed by our independent auditor for the audit of our annual financial statements and attestation services that are provided in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Consist of fees billed for assurance and related services that are reasonably related to the performance of the audit and reviews of our interim consolidated financial statements and are not reported under “Audit Fees”.

Tax Fees

Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns.

All Other Fees

Consist of fees for product and services other than the services reported above.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The Audit Committee has adopted procedures requiring the Audit Committee to review and approve in advance, all particular engagements for services provided by the Company’s independent auditor. Consistent with applicable laws, the procedures permit limited amounts of services, other than audit, review or attest services, to be approved by one or more members of the Audit Committee pursuant to authority delegated by the Audit Committee, provided the Audit Committee is informed of each particular service. All of the engagements and fees for 2012 were pre-approved by the Audit Committee.

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

URANERZ ENERGY CORPORATION

By:	/s/ Glenn Catchpole	/s/ Benjamin Leboe
	Glenn Catchpole, President and CEO	Benjamin Leboe, Senior Vice President, Finance
	Principal Executive Officer	Principal Financial Officer and
	Director	Principal Accounting Officer
	Date: April 29, 2013	Date: April 29, 2013

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Per:	/s/ Glenn Catchpole
Glenn Catchpole, President, Principal Executive
Officer, Director
Date: April 29, 2013

Per:	/s/ Dennis Higgs
Dennis Higgs, Executive Chairman, Director
Date: April 29, 2013

Per:	/s/ Gerhard Kirchner
Dr. Gerhard Kirchner, Director
Date: April 29, 2013

Per:	/s/ Peter Bell
Peter Bell, Director
Date: April 29, 2013

Per:	/s/ Paul Saxton
Paul Saxton, Director
Date: April 29, 2013

Per:	/s/ Arnold Dyck
Arnold Dyck, Director
Date: April 29, 2013

Per:	/s/ Benjamin Leboe
Benjamin Leboe, Senior Vice President, Finance
Principal Financial Officer and
Principal Accounting Officer
Date: April 29, 2013