Form 10-K/A
period 2012-12-31
URANERZ ENERGY CORP.
filed 2013-05-09
CIK 1162324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

Explanatory Note: The Company hereby files this amendment number two to its annual report on Form 10-K for the year ended December 31, 2012, as originally filed with the United States Securities and Exchange Commission (the “SEC”) on March 28, 2013 (the “Original Report”), as first amended and restated in amendment number one, as filed with the SEC on April 29, 2013 (the “First Amended Report”) to correct an unintentional error in the audit report contained in the First Amended Report. The audit report for the Company’s audited annual financial statements for the year ended December 31, 2012, contained a cross-reference to the auditor’s attestation report on their audit of the Company’s internal control over financial reporting which states that such report expressed an unqualified opinion. The cross-reference should have stated that the attestation report expressed an adverse opinion. This amended report contains a corrected audit report in Item 8. Outside of correcting the unintentional error in the auditor’s report, no disclosure contained in the Original Report or the First Amended Report is being amended, updated or otherwise revised.

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

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the section headings “Item 1. Description of the Business”, “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K/A filed with the SEC on April 29, 2013. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, we disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all the forward-looking statements contained in this Annual Report by the foregoing cautionary statements.

PART II

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2013, except for the effect of the restatement described in Note 16 to the consolidated financial statements and the matter described in the third and fourth paragraphs of Management’s Report on Internal Control over Financial Reporting (Restated), as to which the date is April 24, 2013, expressed an adverse opinion thereon.

/s/ “Manning Elliott LLP”

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

Documents Filed as Part of This Report.

(1) Financial Statements

Supplemental Financial Data
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2012 and 2011
Statements of Consolidated Operations for the years ended December 31, 2012, 2011, and 2010
Statements of Consolidated Cash Flows for the years ended December 31, 2012, 2011, and 2010
Statements of Consolidated Common Shareholders’ Equity from May 26, 1999 (Date of Inception) to December 31, 2012
Notes to Consolidated Financial Statements

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

3

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

4

27, 2010.
(23)	Filed as an exhibit to our Form 8K filed December 1, 2010.
(24)	Filed as an exhibit to our Form 8K filed August 12, 2011.

5

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URANERZ ENERGY CORPORATION

By:	/s/ Glenn Catchpole	/s/ Benjamin Leboe
	Glenn Catchpole, President and CEO	Benjamin Leboe, Senior Vice President, Finance
	Principal Executive Officer	Principal Financial Officer and
	Director	Principal Accounting Officer
	Date: May 9, 2013	Date: May 9, 2013

6