Form 10-Q
period 2013-03-31
URANERZ ENERGY CORP.
filed 2013-05-09
CIK 1162324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
May 1, 2013: 77,207,574

INDEX

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012
Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2013 and 2012 and Accumulated from May 26, 1999 (date of inception) to March 31, 2013
Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and Accumulated from May 26, 1999 (date of inception) to March 31, 2013
Consolidated Statement of Stockholders’ Equity for the three month period from January 1, 2013 to March 31, 2013
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
SIGNATURES

Item 1. Financial Statements (unaudited)

Uranerz Energy Corporation
(An Exploration Stage Company)

March 31, 2013

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	March 31,	December 31,
	2013	2012
	$	$
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	2,745,060	7,016,710
Prepaid expenses and deposits (Note 6(a))	722,110	824,162
Other current assets	34,794	28,486
Total Current Assets	3,501,964	7,869,358
Prepaid Expenses and Deposits (Note 6(a))	1,089,834	1,024,136
Mineral Property Reclamation Surety Deposits (Note 8)	2,068,399	2,068,399
Property and Equipment (Note 4)	553,446	591,601
Total Assets	7,213,643	11,553,494

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	587,305	1,269,967
Accrued liabilities (Note 6(b))	1,056,182	866,807
Due to related parties (Note 7(a))	13,828	14,534
Total Current Liabilities	1,657,315	2,151,308
Asset Retirement Obligations (Note 8)	1,122,996	1,071,843
Total Liabilities	2,780,311	3,223,151

Commitments and Contingencies (Notes 5 and 13)

Stockholders’ Equity
Preferred Stock, 10,000,000 shares authorized, $0.001 par value; No shares issued and outstanding	–	–
Common Stock, 750,000,000 shares authorized, $0.001 par value; 77,207,574 and 77,207,574 shares issued and outstanding, respectively	77,208	77,208
Additional Paid-in Capital	145,661,748	145,421,983
Deficit Accumulated During the Exploration Stage	(141,371,961)	(137,291,216)
Total Stockholders’ Equity	4,366,995	8,207,975
Non-controlling Interest	66,337	122,368
Total Equity	4,433,332	8,330,343
Total Liabilities and Stockholders’ Equity	7,213,643	11,553,494

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Comprehensive Loss
(Expressed in US dollars)
(Unaudited)

	Accumulated From
	May 26, 1999
	(Date of Inception)	Three Months Ended
	to March 31,	March 31,
	2013	2013	2012
	$	$	$

Revenue	–	–	–

Expenses
Depreciation	1,091,051	56,016	59,124
Accretion expense (Note 8)	70,449	18,032	5,816
Foreign exchange loss	105,312	205	7,970
General and administrative (Notes 7 and 9)	58,042,671	1,276,205	1,412,357
Mineral property expenditures	88,468,310	2,790,318	6,365,807

Total Operating Expenses	147,777,793	4,140,776	7,851,074
Operating Loss	(147,777,793)	(4,140,776)	(7,851,074)
Other Income (Expense)
Gain on sale of investment securities	79,129	–	–
Interest income	2,065,331	4,000	16,134
Loss on settlement of debt	(132,000)	–	–
Mineral property option payments received	152,477	–	–
Total Other Income	2,164,937	4,000	16,134
Loss from continuing operations	(145,612,856)	(4,136,776)	(7,834,940)

Discontinued operations
Loss from discontinued operations	(28,732)	–	–
Gain on disposal of discontinued operations	979,709	–	–
Gain on Discontinued Operations	950,977	–	–
Net Loss and Comprehensive Loss	(144,661,879)	(4,136,776)	(7,834,940)
Net Loss and Comprehensive Loss attributable to non-controlling interest	3,289,918	56,031	60,026
Net Loss and Comprehensive Loss Attributable to Company Stockholders	(141,371,961)	(4,080,745)	(7,774,914)

Amounts attributable to Company stockholders
Loss from continuing operations	(142,322,938)	(4,080,745)	(7,774,914)
Gain on discontinued operations	950,977	–	–
Net Loss Attributable to the Company	(141,371,961)	(4,080,745)	(7,774,914)

Net Loss Per Share – Basic and Diluted		(0.05)	(0.10)

Weighted Average Number of Shares Outstanding		77,208,000	77,121,000

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Accumulated From
	May 26, 1999
	(Date of Inception)	Three Months Ended
	to March 31,	March 31,
	2013	2013	2012
	$	$	$
Operating Activities
Net loss and comprehensive loss	(144,661,879)	(4,136,776)	(7,834,940)
Adjustments to reconcile net loss to cash used in operating
activities:
Depreciation	1,091,051	56,016	59,124
Accretion expense	70,449	18,032	5,816
Increase in asset retirement obligation	1,052,547	33,121	311,352
Equity loss on investment	74,617	–	–
Gain on disposition of discontinued operations	(979,709)	–	–
Gain on sale of investment securities	(79,129)	–	–
Loss on settlement of debt	132,000	–	–
Non-cash mineral property option payment	(37,500)	–	–
Shares issued to acquire mineral properties	19,105,000	–	–
Warrants issued for mineral property costs	1,258,000	–	–
Stock-based compensation	28,457,804	239,765	82,177
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(1,805,707)	36,354	(43,337)
Other current assets	(34,769)	(6,308)	(57,914)
Accounts payable and accrued liabilities	1,774,154	(493,287)	616,687
Due to related parties	484,587	(706)	(26,230)
Net Cash Used in Operating Activities	(94,098,484)	(4,253,789)	(6,887,265)
Investing Activities
Reclamation surety deposits	(2,068,399)	–	–
Acquisition of subsidiary, net cash paid	(48)	–	–
Proceeds from sale of marketable securities	20,548,664	–	–
Investment in property and equipment	(1,546,081)	(17,861)	(241,429)
Purchase of investment securities	(20,432,035)	–	–
Disposition of subsidiary	905,092	–	–
Net Cash Used in Investing Activities	(2,592,807)	(17,861)	(241,429)
Financing Activities
Repayment of loan payable	(98,414)	–	–
Advances from related party	10,700	–	–
Contributions from non-controlling interest	3,356,256	–	–
Proceeds from issuance of common stock	100,674,947	–	61,359
Share issuance costs	(4,507,138)	–	–
Net Cash Provided by Financing Activities	99,436,351	–	61,359
Increase (Decrease) In Cash	2,745,060	(4,271,650)	(7,067,335)
Cash - Beginning of Period	–	7,016,710	34,644,745
Cash - End of Period	2,745,060	2,745,060	27,577,410
Non-cash Investing and Financing Activities
Sale of 60% of subsidiary for interest in mineral property	774,216	–	–
Investment securities received as a mineral property option payment	37,500	–	–
Purchase of equipment with loan payable	98,414	–	–
Stock options issued for mineral property expenditures	170,598	–	–
Common stock issued to settle debt	744,080	–	–
Warrants issued for mineral property costs	1,258,000	–	–
Common stock issued for mineral property costs	19,105,000	–	–
Supplemental Disclosures
Interest paid	12,608	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statement of Stockholders’ Equity
For the Three Month Period March 31, 2013
(Expressed in US dollars)
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development	Non-Controlling
	Shares	Amount	Capital	Stage	Interest	Total
	#	$	$	$	$	$

Balance, December 31, 2012	77,207,574	77,208	145,421,983	(137,291,216)	122,368	8,330,343
Stock-based compensation	–	–	239,765	–	–	239,765
Net loss and comprehensive loss for the period	–	–	–	(4,080,745)	(56,031)	(4,136,776)
Balance, March 31, 2013	77,207,574	77,208	145,661,748	(141,371,961)	66,337	4,433,332

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2013
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

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission (“SEC”) instructions for companies filing Form 10-Q. In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2013, and the results of operations and cash flows for the period then ended. The financial data and other information disclosed in the notes to the interim consolidated financial statements related to this period are unaudited. The results for the three-month period ended March 31, 2013 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2013. The unaudited interim consolidated financial statements have been condensed pursuant to the Securities and Exchange Commission's rules and regulations and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these unaudited interim consolidated financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements and notes thereto for the year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K/A filed on April 29, 2013 with the SEC.

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

Mineral property exploration costs are expensed as incurred. Costs for acquired mineral property databases are capitalized and then impaired if the criteria for capitalization are not met. Capitalization of mine development costs that meet the definition of an asset commence once all operating mineralization is classified as a commercially mineable deposit (reserve).

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2013
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

d)	Mineral Property Costs

Mineral property acquisition costs are capitalized and then impaired if the criteria for capitalization are not met unless the Company determines a property can be classified as a commercially mineable deposit (reserve). In the event that a mineral property is acquired through the issuance of the Company’s shares, the mineral property is recorded at the fair value of the respective property or the fair value of common shares and other instruments issued, whichever is more readily determinable.

When mineral properties are acquired under option agreements with future acquisition payments to be made at the sole discretion of the Company, those future payments, whether in cash, shares, or other instruments are recorded only when the Company has made or is obliged to make the payment or issue the shares or instruments.

During the three months ended March 31, 2013, mineral property expenditures totalling $2,790,318 (2012 - $6,365,807) were expensed, including processing facility construction and wellfield expenditures totalling $2,542,436 (2012 - $6,128,020). As of March 31, 2013, the Company has expensed processing facility construction and wellfield expenditures related to our Nichols Ranch ISR Uranium Project totalling $33,576,691 (December 31, 2012 - $31,034,255).

e)	Restoration and Reclamation Costs (Asset Retirement Obligations)

United States regulatory authorities require the Company to restore and reclaim its mine area after mining is completed. Pursuant to ASC 410, Asset Retirement and Environmental Obligations, the fair value of asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Upon initial recognition of a liability, the fair value of the liability is expensed or added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. Future reclamation and remediation costs are accrued based on management's best estimate at the end of each period of the costs expected to be incurred to remediate each project.

Estimations and assumptions used in applying the expected present value technique to determine fair values are reviewed periodically. At March 31, 2013, the Company had accrued $1,122,996 for restoration and reclamation obligations (December 31, 2012 - $1,071,843).

Estimated site restoration costs for exploration activities are accrued when incurred. Costs for environmental remediation are estimated each period by management based on current regulations, actual expenses incurred, available technology and industry standards. Any change in these estimates is included in mineral property expenditures during the period and the actual restoration expenditure incurred is charged to the accumulated asset retirement obligation provision as the restoration work is completed. At March 31, 2013 and December 31, 2012, the Company has recorded $39,000 for well reclamation obligations in accrued liabilities for which work is required as part of its ongoing exploration expenses.

f)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Income Taxes as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward and mineral property acquisition, exploration and development costs. The potential benefits of deferred income tax assets have not been recognized in these consolidated financial statements because the Company cannot be assured that it is more likely than not to utilize the net operating losses carried forward in future years.

g)	Recently Adopted Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements.

Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income

In February, 2013, ASC guidance was issued related to items reclassified from Accumulated Other Comprehensive Income. The new standard requires either in a single note or parenthetically on the face of the financials statements: (i) the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and (ii) the income statement line items affected by the reclassification. The update is effective for the Company’s fiscal year beginning January 1, 2013. The guidance did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2013
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

g)	Recently Adopted Accounting Pronouncements (continued)

Disclosures about Offsetting Assets and Liabilities

In November 2011, ASC guidance was issued related to disclosures about offsetting assets and liabilities. The new standard requires disclosures to allow investors to better compare financial statements prepared under U.S GAAP with financial statements prepared under IFRS. The update is effected for the Company’s fiscal year beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required. The Company adopted ACU 2011-11 as of January 1, 2013. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

h)	Fair Value of Financial Instruments

The Company categorizes its financial instruments into a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument. Fair value is determined based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants exclusive of any transaction costs.

The Company’s financial assets recorded at fair value are categorized as follows:

Level 1 – Quoted prices for identical instruments in active markets.

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets.

Level 3 – Model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable.

3.	Cash

At March 31, 2013, the Company had $2,745,060 (December 31, 2012 – $7,016,710) in cash. Pursuant to ASC 820 the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company places cash investments in instruments that meet credit quality standards, as specified in the Company’s investment policy guidelines.

4.	Property and Equipment

			March 31,	December 31,
			2013	2012
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Computers and office equipment	326,578	221,412	105,166	97,999
Field equipment	1,317,919	869,639	448,280	493,602
	1,644,497	1,091,051	553,446	591,601

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2013
(Expressed in US dollars)
(Unaudited)

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

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2013
(Expressed in US dollars)
(Unaudited)

6.	Balance Sheet Details

a)	The components of prepaid expenses and deposits are as follows:

	March 31,	December 31,
	2013	2012
	$	$

Insurance	86,625	29,061
Lease costs	250,583	396,043
Reclamation bonding	161,776	188,058
Surface use and damage costs	157,001	205,400
Other	66,125	5,600
Current prepaid expenses and deposits	722,110	824,162

Deposits	106,571	29,771
Power supply advance	674,200	674,200
Surface use and damage costs	309,063	320,165
Non-current prepaid expenses and deposits	1,089,834	1,024,136

b)	The components of accrued liabilities are as follows:

	March 31,	December 31,
	2013	2012
	$	$

Mineral exploration expenses	466,344	311,117
Reclamation costs	39,000	39,000
Employee costs	150,838	116,690
Executive compensation	400,000	400,000

Total accrued liabilities	1,056,182	866,807

7.	Related Party Transactions / Balances

a)

During the three months ended March 31, 2013, the Company incurred $172,902 (2012 - $272,873) for consulting services (included in general and administrative expenses) provided by officers. Other general and administrative expenses were reimbursed in the normal course of business. At March 31, 2013, consulting services and expenditures incurred on behalf of the Company of $13,828 (December 31, 2012 - $14,534) are owed to these officers, and these amounts are unsecured, non-interest bearing, and due on demand.

b)

During the three months ended March 31, 2013, the Company paid fees of $30,125 (2012 - $43,125) to non- executive directors of the Company for their services as directors. Other general and administrative expenses were reimbursed to the directors in the normal course of business.

c)	During the three months ended March 31, 2013, the Company paid bonuses to related party officers of $Nil (2012 - $520,000) (included in general and administrative expenses).

8.	Asset Retirement Obligations

The following summary sets forth the period changes to the Company’s asset retirement obligation relating to the Company’s Nichols Ranch ISR Uranium Project in Wyoming:

Balance at December 31, 2012	$1,071,843

Liabilities incurred	33,121
Accretion expense	18,032
Revision of estimated cash flows	–

Balance at March 31, 2013	$1,122,996

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2013
(Expressed in US dollars)
(Unaudited)

8.	Asset Retirement Obligations (continued)

The current portion of reclamation and remediation liabilities of $39,000 at March 31, 2013 and December 31, 2012, are included in accrued liabilities as these remediation activities are conducted on a recurring basis (see Note 6).

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

The Company adopted a Stock Option Plan dated November 7, 2005 under which the Company is authorized to grant stock options to acquire up to a total of 10,000,000 shares of common stock. No options shall be issued under the Stock Option Plan at a price per share less than the defined Market Price. On June 11, 2008, the Company modified the Stock Option Plan to define Market Price as the volume weighted average trading price of the Company’s common shares on the Toronto Stock Exchange or American Stock Exchange, now the NYSE MKT, whichever has the greater trading volume for the five trading days before the date of grant. On June 15, 2011, the Company amended the 2005 Non-Qualified Stock Option Plan to increase the number of shares authorized for issuance under the plan from 10,000,000 to 30,000,000 and extend the plan termination date for an additional 10 years.

During the three month period ended March 31, 2013, the Company recorded $239,765 (2012 - $82,177) of stock-based compensation for the vesting of previously granted stock options. At March 31, 2013, the Company had 18,725,360 shares of common stock available to be issued under the Stock Option Plan.

The total intrinsic value of stock options exercised during the three months ended March 31, 2013 and 2012, was $Nil, and $128,814 respectively.

The following table summarizes the continuity of the Company’s stock options:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
		$		$

Outstanding, December 31, 2012	9,225,880	2.33

Expired	(168,000)	3.14

Outstanding, March 31, 2013	9,057,880	2.32	6.26	384,350

Exercisable, March 31, 2013	7,850,830	2.45	5.80	384,350

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2013
(Expressed in US dollars)
(Unaudited)

9.	Stock-based Compensation (continued)

A summary of the status of the Company’s non-vested stock options outstanding as of March 31, 2013, and changes during the three months ended March 31, 2013 is presented below:

Weighted
	Number	Average
	of	Grant Date
Non-vested stock options	Options	Fair Value
$

Non-vested at December 31, 2012 and March 31, 2013	1,207,050	1.25

As at March 31, 2013, there was $1,295,179 of unrecognized compensation cost related to non-vested stock option agreements. This cost is expected to be recognized over a weighted average period of 1.51 years.

10.	Stock Purchase Warrants

On August 13, 2010, the Company issued warrants to purchase 2,000,000 shares of common stock to a third party in exchange for the acquisition of intellectual property related to certain uranium prospects. Each warrant entitles the holder to acquire one common share of the Company for $3.00. The warrants have a four year term and vest as to 25% in July 2010, 2011, 2012 and 2013, respectively. (Refer to Note 5(k)). The warrants expire on June 30, 2014. None of these warrants have been exercised as at March 31, 2013.

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

12.	Fair Value Measurements

The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis:

	As at March 31, 2013			As at December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash	2,745,060	-	-	7,016,710	-	-

There were no transfers into or out of Level 1, Level 2, or Level 3 assets and liabilities for any of the periods presented.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2013
(Expressed in US dollars)
(Unaudited)

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

e)

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

g)

The Company is committed under three sales agreements to supply triuranium octoxide (U3O8) over a five year period. One sales agreement has defined pricing each year, the second agreement has pricing which contains spot market referenced prices and the third has pricing which contains a base with an escalation factor.

h)	At March 31, 2013 the Company has construction purchase orders outstanding for approximately $750,000.

14.	Segment Disclosures

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

Financial statement information by operating segment is presented below:

		March 31, 2013		December 31, 2012
	Total	Uranerz	Arkose	Total	Uranerz	Arkose
	$	$	$	$	$	$

Assets	7,213,643	6,511,754	701,889	11,553,494	10,700,952	852,542

	For the			For the
	Three Months Ended			Three Months Ended
	March 31, 2013			March 31, 2012
	Total	Uranerz	Arkose	Total	Uranerz	Arkose
	$	$	$	$	$	$

Net Loss attributable to the Company	(4,136,776)	(4,007,868)	(128,908)	(7,834,940)	(7,720,517)	(114,423)
Interest revenue	4,000	4,000	–	16,134	16,134	–
Depreciation	(56,016)	(56,016)	–	(59,124)	(59,124)	–
Accretion	(18,032)	(18,032)	–	(5,816)	(5,816)	–

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking-statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and, if warranted, development of our properties, plans related to our business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “believes”, “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

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

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the section titled "Risk Factors” contained in our annual report on Form 10-K/A for the year ended December 31, 2012 and filed with the Securities and Exchange Commission on April 29, 2013. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

General

We are a U.S.-based uranium company focused on achieving near-term commercial in-situ recovery (“ISR”) of uranium. ISR is a mining process that uses a “leaching solution” to dissolve uranium from sandstone uranium deposits; it is the generally accepted extraction technology used in the Powder River Basin area of Wyoming. We control a large strategic land position in the central Powder River Basin. Our management team has specialized expertise in the ISR uranium mining method, and a record of licensing, constructing, and operating ISR uranium projects.

Our Powder River Basin properties include:

  our 100% owned properties that totaled 20,121 acres as of March 31, 2013; and
  our 81% interest in Arkose Mining Venture properties that totaled 59,288 acres as of March 31, 2013.

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

(1) Subject to various royalties.

Through a combination of claim staking, purchasing and leasing, we have also acquired interests in projects that lie within the Powder River Basin but outside of the project areas discussed above. These additional properties include the Verna Ann, Niles Ranch and Reno Creek projects. However, due to our focus on other activities, we have not yet made any decisions on these projects.

Information regarding the location of and access to our Wyoming properties, together with the history of operations, present condition and geology of each of our significant properties, is presented in Item 2 of our Annual Report on Form 10-K/A for the year ended December 31, 2012 under the heading “Description of Properties”, previously filed with the Securities and Exchange Commission (the “SEC”) on April 29, 2013.

Our primary focus during the last year has been on construction of our processing facility and installation of the monitor, recovery and deep disposal wells for in-situ recovery operations. Currently, the initial wellfield has been substantially completed. The processing facility is over 80% complete with tanks, pumps, ion exchange columns, sand filters and ancillary equipment fully installed. Installation of the process piping, electrical controls and the control room is ongoing. We are concurrently writing Standard Operating Procedures and training employees for start-up.

We are continuing preparation of the environmental permit and license applications for the Jane Dough unit, which is adjacent to the area currently being constructed at the Nichols Ranch unit and will share its infrastructure. This will provide us with the option to revise our plan of operations to bring our Jane Dough unit into recovery operations before the Hank unit of our Nichols Ranch Mine; Jane Dough fluids can be delivered to our Nichols Ranch Mine processing facility by pipeline, thus eliminating the need to build a satellite processing facility. Jane Dough includes the Doughstick, South Doughstick and North Jane properties. Additional units may be added as we assess our geological data. Other strategies are also being considered for Hank, possibly in concert with other properties. We continue the exploration and, if warranted, the potential future development and strategic planning of our other Wyoming Powder River Basin properties.

Our first mining unit is expected to be recovering uranium later this year. Regulatory milestones are being pursued in order to meet start-up requirements following completion of the processing facility and wellfield construction activities, and installation of the required deep disposal wells. The drilling pads for the two deep disposal wells have been completed and drilling is ready to begin. The two deep disposal wells will be drilled and completed before the start of recovery operations. The Nichols Ranch ISR Uranium Project is licensed for a recovery level of up to two million pounds of uranium per year with initial annual recovery dependent upon the mineable uranium in our first wellfield. The project will also serve as a platform to advance our other Powder River Basin properties with potential enhanced economics for adjacent and satellite projects. Cameco and Uranium One, two of the largest ISR uranium mining companies in the world, are continuing to develop projects near the Uranerz properties in the Powder River Basin.

None of our projects has proven or probable reserves as defined in the SEC’s Industry Guide 7 and our operations on our projects and properties are exploratory in nature under Industry Guide 7 standards.

During the first quarter of 2013 we:

  continued installation of equipment and electrical components in our processing facility;
  continued installation of injection and recovery wells for Nichols Ranch Production Area #1;
  conducted staff training for safety and operations;
  installed feeder lines to header houses to connect wells;
  signed a third agreement for uranium sales over a five year period;
  completed a restatement of 2011 and 2012 financial results under U.S. GAAP, pursuant to the application of the SEC’s Industry Guide 7 to our status as an exploration stage company;
  continued preparation of permit applications for the Jane Dough unit; and
  received confirmation that a $20 million loan under the Wyoming Industrial Development Revenue Bond Program has been recommended for approval by independent consultants and State officials.

Subsequent Event

On April 29, 2013 the Company filed restated consolidated financial statements for the fiscal years ended December 31, 2012 and December 31, 2011 and for the period’s ended March 31, June 30 and September 30, 2012 to expense costs previously capitalized as construction in progress.

Liquidity and Capital Resources

We are carrying out an exploration, environmental and uranium recovery program with a budget of approximately $26,000,000 in 2013 as reported in Item 2 of our Annual Report on Form 10-K/A for the year ended December 31, 2012 under the heading “Description of Properties”, previously filed with the SEC. This plan now anticipates completion of the processing facility, deep disposal wells and initial wellfield of our Nichols Ranch ISR Uranium Project in late 2013, with recovery commencing shortly thereafter. Startup has been extended to accommodate the installation of two deep disposal wells, whose permit was delayed. Mineral property acquisitions, dependent upon opportunities that may arise, will be additional expenditures. During the three months ended March 31, 2013 operational expenditures incurred were $4,140,776, including approximately $2,500,000 for the Nichols Ranch processing facility construction and wellfield installation.

At March 31, 2013 we had cash of $2,745,060 and working capital of $1,844,649, as compared to cash of $7,016,710 and working capital of $5,718,050 as at December 31, 2012. Our cash is invested in bank guaranteed savings accounts which are available on demand.

Net cash used in operating activities was $4,253,789 for the three months ended March 31, 2013, compared to $6,887,265 for the corresponding period in 2012, reduced primarily by lower construction expenditures. Net cash used in investing activities was $17,861 for the three months ended March 31, 2013, compared to $241,429 used in the corresponding period in 2012; all investments were for acquisition of property and equipment.

Net cash provided by financing activities amounted to $Nil for the three months ended March 31, 2013 compared to $61,359 provided in the corresponding period in 2012. The decrease is attributable to the issuance of common stock in 2012.

During the twelve-month period following the date of this quarterly report, we anticipate that we will begin to generate revenue. The Nichols Ranch ISR Uranium Project is expected to incur additional expenditures of approximately $14 million before it is ready for recovery operations, depending on the timing and cost of installing two deep water disposal wells. Our exploration plans will be continually evaluated and modified as exploration and environmental results become available. General and administrative expenses, planning and environmental expenses are incurred throughout the year; most of our exploration expenditures are incurred during the drilling period of March through November. Modifications to our plans will be based on many factors including results of exploration, assessment of data, weather conditions, exploration costs, the price of uranium and available capital. Further, the extent of exploration programs that we undertake will be dependent upon the amount of financing available to us.

To date, our primary source of funds has been equity investments, and this trend is expected to continue together with recovery operations related financing as we approach in-situ recovery operations. In order to ensure sufficient funds to complete the construction of the Nichols Ranch Mine, continue our exploration and planning and to meet on-going operating expenses for the next twelve months. We have obtained approval in principle for a State of Wyoming Industrial Development Bond in the amount of $20 million. We anticipate that any additional funding may be in the form of equity financing from the sale of our common stock and the exercise of share purchase options or subordinated debt, depending on capital markets. Accordingly, in 2011, we filed a Form S-3 “shelf registration statement”, for equity or debt, in the amount of $100 million.

Our cash is primarily held in low risk bearer deposit notes issued and guaranteed by Canadian Chartered Banks. Rates of return, however, are at historic lows. Management and the board of directors periodically meet to review the status of our cash and determine investment strategies, taking into account current market conditions and the short and long term capital needs of the Company.

Results of Operations

Three-month period ended March 31, 2013 compared to three-month period ended March 31, 2012

Revenue and Operating Expenses

We have not earned any revenues to date and we anticipate that we may generate revenues during the twelve-month period following the date of this quarterly report.

We incurred total operating expenses of approximately $4,140,776 for the three-month period ended March 31, 2013, as compared to $7,851,074 for the corresponding period in 2012. The decrease of operating expenses in the amount of $3,710,298 was primarily attributable to a decrease in mineral property expenditures which, after our 2012 reclassification of Nichols Ranch project construction in progress, are included in mineral property expenditures.

We had no significant financing expense for the three-month periods ended March 31, 2013 and 2012. Our interest income of $4,000 for the three-month period ended March 31, 2013 was down from $16,134 in 2012 when our cash balances were higher.

Net loss and comprehensive loss for the three-month period ended March 31, 2013 was approximately $4,136,776, as compared to approximately $7,834,940 for the corresponding period in 2012. The decrease in net loss and comprehensive loss was primarily attributable to the decrease in operating expenses attributable to a decrease in mineral property expenses.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders except as disclosed in the unaudited Financial Statements at March 31, 2013. The Company has had no material changes to its off-balance sheet arrangements as disclosed in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2012 filed with the SEC on April 29, 2013 and the unaudited Financial Statements at March 31, 2013 as provided herein under the section heading “Financial Statements” above.

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

Mineral property exploration costs are expensed as incurred. Costs for acquired mineral property databases are capitalized and then impaired if the criteria for capitalization are not met. Capitalization of mine development costs that meet the definition of an asset commence once all operating mineralization is classified as a commercially mineable deposit (reserve).

Mineral property acquisition costs are capitalized and then impaired if the criteria for capitalization are not met unless the Company determines a property can be classified as a commercially mineable deposit (reserve). In the event that a mineral property is acquired through the issuance of the Company’s shares, the mineral property is recorded at the fair value of the respective property or the fair value of common shares and other instruments issued, whichever is more readily determinable.

When mineral properties are acquired under option agreements with future acquisition payments to be made at the sole discretion of the Company, those future payments, whether in cash, shares, or other instruments are recorded only when the Company has made or is obliged to make the payment or issue the shares or instruments.

During the three months ended March 31, 2013, mineral property expenditures totaling $2,790,318 (2012 - $6,365,807) were expensed, including processing facility construction and wellfield expenditures totaling $2,542,436 (2012 - $6,128,020). As of March 31, 2013, the Company has expensed processing facility construction and wellfield expenditures related to our Nichols Ranch ISR Uranium Project totaling $33,576,691 (December 31, 2012 - $31,034,255).

Restoration and Reclamation Costs (Asset Retirement Obligations)

United States regulatory authorities require us to restore and reclaim our mine area after mining is completed. Pursuant to ASC 410, Asset Retirement and Environmental Obligations, the fair value of asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Upon initial recognition of a liability, the fair value of the liability is expensed or added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. Future reclamation and remediation costs are accrued based on management's best estimate at the end of each period of the costs expected to be incurred at each project.

Estimations and assumptions involved in using the expected present value technique to determine fair values are reviewed periodically.

Contractual Obligations

We have had no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K/A filed with the SEC on April 29, 2013 and the unaudited Financial Statements at March 31, 2013 as provided herein under the section heading “Financial Statements” above.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this report, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”), Glenn Catchpole, and Chief Financial Officer (“CFO”), Benjamin Leboe, of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms; and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

During our most recently completed fiscal quarter ended March 31, 2013, there were material changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect our internal control over financial reporting. Principally, these changes related to the correction of a material weakness discovered during the fiscal quarter that resulted in the restatement of our audited annual financial statements for the year ended December 31, 2012 and our determination that our internal control over financial reporting was not effective as of December 31, 2012. The material weakness related to a misapplication by the Company’s accounting staff of the accounting treatment for construction projects under U.S. GAAP for exploration stage companies which do not have proven or probable reserves, and the sufficiency of evidence to support or permit capitalization of such costs on the basis of future alternative use. During the quarter, this material weakness was rectified by educating the Company’s accounting staff in the particular areas of U.S. GAAP. The Company’s management believes that the material weakness related to the interpretation of specific accounting literature under U.S. GAAP and that further corrective action to remedy the material weakness beyond ensuring the Company’s accounting staff is fully knowledgeable in this particular area of U.S. GAAP is not necessary. Therefore, the Company’s management believes that the material weakness was corrected as of March 31, 2013.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We currently are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2012 filed with the SEC on April 29, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2013, no unregistered securities were sold.

Item 3. Defaults upon Senior Securities

None.

Item 4.

Mine Safety and Health Administration Regulations

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (“Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended March 31, 2013, the Company’s mineral properties were not subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety Act.

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

URANERZ ENERGY CORPORATION

By: /s/ Benjamin Leboe	By: /s/ Glenn Catchpole

Benjamin Leboe, Senior Vice President, Finance and	Glenn Catchpole, President and Chief Executive
Chief Financial Officer	Officer, Director
(Principal Financial and Accounting Officer)	(Principal Executive Officer)

Date: May 8, 2013	Date: May 8, 2013