Form 10-Q
period 2013-06-30
URANERZ ENERGY CORP.
filed 2013-08-09
CIK 1162324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________to _________________________

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

Number of shares of issuer’s common stock outstanding at August 7, 2013: 77,221,074

INDEX

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012
Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2013 and 2012 and Accumulated from May 26, 1999 (date of inception) to June 30, 2013
Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and Accumulated from May 26, 1999 (date of inception) to June 30, 2013
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
SIGNATURES

Item 1. Financial Statements (unaudited)

Uranerz Energy Corporation
(An Exploration Stage Company)

June 30, 2013

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	June 30,	December 31,
	2013	2012
	$	$
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	5,995,555	7,016,710
Prepaid expenses and deposits (Note 6(a))	571,434	824,162
Deferred finance costs (Note 8)	191,333	–
Other current assets	39,854	28,486
Total Current Assets	6,798,176	7,869,358
Prepaid Expenses and Deposits (Note 6(a))	1,065,029	1,024,136
Mineral Property Reclamation Surety Deposits (Note 9)	2,068,399	2,068,399
Property and Equipment (Note 4)	500,863	591,601
Total Assets	10,432,467	11,553,494

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	557,827	1,269,967
Accrued liabilities (Note 6(b))	1,112,656	866,807
Due to related parties (Note 7(a))	15,876	14,534
Notes payable, net of unamortized discount of $397,681 (Note 8)	5,602,319	–
Total Current Liabilities	7,288,678	2,151,308
Asset Retirement Obligations (Note 9)	1,145,893	1,071,843
Total Liabilities	8,434,571	3,223,151

Commitments and Contingencies (Notes1, 5 and 14)

Stockholders’ Equity
Preferred Stock, 10,000,000 shares authorized, $0.001 par value; No shares issued and outstanding	–	–
Common Stock, 750,000,000 shares authorized, $0.001 par value; 77,211,074 and 77,207,574 shares issued and outstanding, respectively	77,211	77,208
Additional Paid-in Capital	146,409,031	145,421,983
Deficit Accumulated During the Exploration Stage	(144,565,627)	(137,291,216)
Total Stockholders’ Equity	1,920,615	8,207,975
Non-controlling Interest	77,281	122,368
Total Equity	1,997,896	8,330,343
Total Liabilities and Stockholders’ Equity	10,432,467	11,553,494

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Comprehensive Loss
(Expressed in US dollars)
(Unaudited)

	Accumulated From
	May 26, 1999
	(Date of Inception)	Three Months Ended		Six Months Ended
	to June 30,	June 30,		June 30,
	2013	2013	2012	2013	2012
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Depreciation	1,143,634	52,583	62,687	108,599	121,811
Accretion expense (Note 9)	89,553	19,104	11,172	37,136	16,988
Foreign exchange loss	100,055	(5,257)	2,604	(5,052)	10,574
General and administrative (Notes 7 and 10)	59,311,620	1,268,949	1,244,154	2,545,154	2,656,511
Mineral property expenditures (Note 5 (m))	90,147,661	1,679,351	7,269,922	4,469,669	13,635,729
Total Operating Expenses	150,792,523	3,014,730	8,590,539	7,155,506	16,441,613
Operating Loss	(150,792,523)	(3,014,730)	(8,590,539)	(7,155,506)	(16,441,613)
Other Income (Expense)
Gain on sale of investment securities	79,129	–	–	–	–
Interest income	2,067,945	2,614	12,562	6,614	28,696
Interest expense	(237,106)	(237,106)	–	(237,106)	–
Loss on settlement of debt	(132,000)	–	–	–	–
Mineral property option payments received	152,477	–	–	–	–
Total Other Income	1,930,445	(234,492)	12,562	(230,492)	28,696
Loss from Continuing Operations	(148,862,078)	(3,249,222)	(8,577,977)	(7,385,998)	(16,412,917)
Discontinued Operations
Loss from discontinued operations	(28,732)	–	–	–	–
Gain on disposal of discontinued operations	979,709	–	–	–	–
Gain on Discontinued Operations	950,977	–	–	–	–
Net Loss and Comprehensive Loss	(147,911,101)	(3,249,222)	(8,577,977)	(7,385,998)	(16,412,917)
Net Loss and Comprehensive Loss attributable to non-controlling interest	3,345,474	55,556	125,746	111,587	185,772
Net Loss and Comprehensive Loss Attributable to Company Stockholders	(144,565,627)	(3,193,666)	(8,452,231)	(7,274,411)	(16,227,145)
Amounts Attributable to Company Stockholders
Loss from continuing operations	(145,516,604)	(3,193,666)	(8,452,231)	(7,274,411)	(16,227,145)
Gain on discontinued operations	950,977	–	–	–	–
Net Loss Attributable to the Company	(144,565,627)	(3,193,666)	(8,452,231)	(7,274,411)	(16,227,145)
Net Loss Per Share – Basic and Diluted		(0.04)	(0.11)	(0.10)	(0.21)

Weighted Average Number of Shares Outstanding		77,209,000	77,161,000	77,208,000	77,141,000

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Accumulated From
	May 26, 1999
	(Date of Inception)	Six Months Ended
	to June 30,		June 30,
	2013	2013	2012
	$	$	$
Operating Activities
Net loss and comprehensive loss	(147,911,101)	(7,385,998)	(16,412,917)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,143,634	108,599	121,811
Accretion expense	89,553	37,136	16,988
Accretion of discount on notes payable	127,780	127,780	–
Amortization of financing costs	86,641	86,641	–
Asset retirement cost	1,056,340	36,914	413,428
Equity loss on investment	74,617	–	–
Gain on disposition of discontinued operations	(979,709)	–	–
Gain on sale of investment securities	(79,129)	–	–
Loss on settlement of debt	132,000	–	–
Non-cash mineral property option payment	(37,500)	–	–
Shares issued to acquire mineral properties	19,105,000	–	–
Warrants issued for mineral property costs	1,258,000	–	–
Stock-based compensation	28,696,220	478,181	164,354
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(1,630,226)	211,835	143,732
Other current assets	(39,829)	(11,368)	(4,625)
Accounts payable and accrued liabilities	1,801,150	(466,291)	265,988
Due to related parties	486,635	1,342	(37,901)
Net Cash Used in Operating Activities	(96,619,924)	(6,775,229)	(15,329,142)
Investing Activities
Reclamation surety deposits	(2,068,399)	–	–
Acquisition of subsidiary, net cash paid	(48)	–	–
Proceeds from sale of marketable securities	20,548,664	–	–
Investment in property and equipment	(1,546,081)	(17,861)	(353,596)
Purchase of investment securities	(20,432,035)	–	–
Disposition of subsidiary	905,092	–	–
Net Cash Used in Investing Activities	(2,592,807)	(17,861)	(353,596)
Financing Activities
Proceeds from notes payable	6,000,000	6,000,000
Financing costs	(296,840)	(296,840)
Repayment of loan payable	(98,414)	–	–
Advances from related party	10,700	–	–
Contributions from non-controlling interest	3,422,756	66,500	226,957
Proceeds from issuance of common stock	100,677,222	2,275	63,959
Share issuance costs	(4,507,138)	–	–
Net Cash Provided by Financing Activities	105,208,286	5,771,935	290,916
Increase (Decrease) In Cash	5,995,555	(1,021,155)	(15,391,822)
Cash - Beginning of Period	–	7,016,710	34,644,745
Cash - End of Period	5,995,555	5,995,555	19,252,923
Non-cash Investing and Financing Activities
Sale of 60% of subsidiary for interest in mineral property	774,216	–	–
Investment securities received as a mineral property option payment	37,500	–	–
Purchase of equipment with loan payable	98,414	–	–
Stock options issued for mineral property expenditures	170,598	–	–
Common stock issued to settle debt	744,080	–	–
Warrants issued with notes payable	525,461	525,461	–
Warrants issued for mineral property costs	1,258,000	–
Common stock issued for mineral property costs	19,105,000	–	–
Supplemental Disclosures
Interest paid	35,293	22,685	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statement of Stockholders’ Equity
For the Six Month Period June 30, 2013
(Expressed in US dollars)
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Exploration	Non-Controlling
	Shares	Amount	Capital	Stage	Interest	Total
	#	$	$	$	$	$

Balance, December 31, 2012	77,207,574	77,208	145,421,983	(137,291,216)	122,368	8,330,343
Stock-based compensation	–	–	478,181	–	–	478,181
Fair value of warrants issued with note financing	–	–	525,461	–	–	525,461
Warrant issuance costs	–	–	(18,866)	–	–	(18,866)
Shares issued upon the exercise of options	3,500	3	2,272	–	–	2,275
Contribution from non-controlling interest	–	–	–	–	66,500	66,500
Net loss and comprehensive loss for the period	–	–	–	(7,274,411)	(111,587)	(7,385,998)
Balance, June 30, 2013	77,211,074	77,211	146,409,031	(144,565,627)	77,281	1,997,896

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2013
(Expressed in US dollars)
(Unaudited)

1.	Nature of Operations

Uranerz Energy Corporation (the “Company”) was incorporated in the State of Nevada, U.S.A. on May 26, 1999. Effective July 5, 2005, the Company changed its name from Carleton Ventures Corp. to Uranerz Energy Corporation. The Company has mineral property interests in the United States.

The Company is an Exploration Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities, as modified by the Securities and Exchange Commission (“SEC”) Industry Guide 7. The Company’s principal business is the acquisition and exploitation of uranium and other mineral resources.

As at June 30, 2013, the Company has an accumulated deficit, debt of $6,000,000 and cash on hand of $5,995,555. The Company’s operating expenditure plan for the following 12 months will require additional cash. To meet the cash requirement to carry out its plans, the Company will be required to raise financing through borrowing, issuing additional shares, or a combination of borrowing and issuing additional shares Accordingly, there are material uncertainties that cast substantial doubt about the Company’s ability continue as a going concern. Management has plans in place to address the Company’s cash requirements. The completion of any plans are dependent on various factors, some of which are beyond management’s control, and there can be no assurance that they will be successful.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the SEC instructions for companies filing Form 10-Q. In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2013, and the results of operations and cash flows for the period then ended. The financial data and other information disclosed in the notes to the interim consolidated financial statements related to this period are unaudited. The results for the three and six-month periods ended June 30, 2013 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2013. The unaudited interim consolidated financial statements have been condensed pursuant to the SEC’s rules and regulations and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these unaudited interim consolidated financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements and notes thereto for the year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K/A filed on April 29, 2013 with the SEC.

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

Mineral property exploration and evaluation costs are expensed as incurred. Development costs are expensed as incurred until proven and probable reserves are established. Subsequent development costs are capitalized. Costs for acquired mineral properties and mineral rights are initially capitalized when incurred, then assessed quarterly for impairment under ASC 360, Property, Plant and Equipment. The Company has not established proven or probable reserves on any of its mineral projects.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2013
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	d)	Asset Retirement Obligations

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

Estimations and assumptions used in applying the expected present value technique to determine fair values are reviewed periodically. At June 30, 2013, the Company had accrued $1,145,893 for restoration and reclamation obligations (December 31, 2012 - $1,071,843).

Estimated site restoration costs for exploration activities are accrued when incurred. Costs for environmental remediation are estimated each period by management based on current regulations, actual expenses incurred, available technology and industry standards. Any change in these estimates is included in mineral property expenditures during the period and the actual restoration expenditure incurred is charged to the accumulated asset retirement obligation provision as the restoration work is completed. At June 30, 2013 and December 31, 2012, the Company has recorded $39,000 for well reclamation obligations in accrued liabilities for which work is required as part of its ongoing exploration expenses.

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

	f)	Recently Adopted Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements.

Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income

In February 2013, ASC guidance was issued related to items reclassified from Accumulated Other Comprehensive Income. The new standard requires either in a single note or parenthetically on the face of the financials statements: (i) the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and (ii) the income statement line items affected by the reclassification. The update was effective for the Company’s fiscal year beginning January 1, 2013. The guidance did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2013
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	g)	Recently Adopted Accounting Pronouncements (continued)

Disclosures about Offsetting Assets and Liabilities

In November 2011, ASC guidance was issued related to disclosures about offsetting assets and liabilities. The new standard requires disclosures to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under IFRS. The update was effective for the Company’s fiscal year beginning January 1, 2013, and interim periods within those annual periods. Retrospective application was required. The Company adopted ACU 2011-11 as of January 1, 2013. The adoption did not have a material impact on the Company’s consolidated financial statements.

In January 2013, ASC guidance was issued to clarify that the disclosure requirements are limited to derivatives, repurchase agreements, and securities lending transactions to the extent that they are (i) offset in the financial statements or (ii) subject to an enforceable master netting arrangement or similar agreement. The updated guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

At June 30, 2013, the Company had $5,995,555 (December 31, 2012 – $7,016,710) in cash. Pursuant to ASC 820 the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company places cash investments in instruments that meet credit quality standards, as specified in the Company’s investment policy guidelines.

4.	Property and Equipment

			June 30,	December 31,
			2013	2012
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Computers and office equipment	326,578	229,559	97,019	97,999
Field equipment	1,317,919	914,075	403,844	493,602
	1,644,497	1,143,634	500,863	591,601

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2013
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

m)

During the six months ended June 30, 2013, mineral property expenditures totalling $4,469,669 (2012 - $13,635,729) were expensed, including processing facility construction and wellfield expenditures totalling $3,991,661 (2012 - $12,947,618). As of June 30, 2013, the Company has expensed processing facility construction and wellfield expenditures related to our Nichols Ranch ISR Uranium Project totalling $35,025,916 (December 31, 2012 - $31,034,255).

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2013
(Expressed in US dollars)
(Unaudited)

6.	Balance Sheet Details a) The components of prepaid expenses and deposits are as follows:

	June 30,	December 31,
	2013	2012
	$	$

Insurance	149,887	29,061
Lease costs	105,398	396,043
Reclamation bonding	96,870	188,058
Surface use and damage costs	164,879	205,400
Other	54,400	5,600
Current prepaid expenses and deposits	571,434	824,162

Deposits	106,587	29,771
Power supply advance	674,200	674,200
Surface use and damage costs	284,242	320,165
Non-current prepaid expenses and deposits	1,065,029	1,024,136

b)	The components of accrued liabilities are as follows:

	June 30,	December 31,
	2013	2012
	$	$

Mineral exploration expenses	438,778	311,117
Employee costs	140,499	116,690
Executive compensation	400,000	400,000
Insurance fees	53,129	–
Professional fees	41,250	–
Reclamation costs	39,000	39,000

Total accrued liabilities	1,112,656	866,807

7.	Related Party Transactions / Balances

a)

During the six months ended June 30, 2013, the Company incurred $345,116 (2012 - $528,312) for consulting services (included in general and administrative expenses) provided by officers. Other general and administrative expenses were reimbursed in the normal course of business. At June 30, 2013, consulting services and expenditures incurred on behalf of the Company of $15,876 (December 31, 2012 - $14,534) are owed to these officers, and these amounts are unsecured, non-interest bearing, and due on demand.

b)

During the six months ended June 30, 2013, the Company paid fees of $62,250 (2012 - $86,250) to non- executive directors of the Company for their services as directors. Other general and administrative expenses were reimbursed to the directors in the normal course of business.

	c)	During the six months ended June 30, 2013, the Company paid bonuses to related party officers of $Nil (2012 - $20,000) (included in general and administrative expenses).

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2013
(Expressed in US dollars)
(Unaudited)

8.	Notes Payable

On June 6, 2013 the Company entered into a Note Purchase Agreement whereby $6 million was received in exchange for promissory notes (the “Notes”) bearing interest from the date of issue at 6% per annum increasing to 10% per annum on August 16, 2013 if the Notes are not repaid. The Notes are secured by the Company’s mineral properties, equipment and personal property and mature at the earlier of: i) the 30th day following execution and delivery by the Company of all documents to be executed and delivered by the Company in respect of a pending financing facility (State of Wyoming Industrial Revenue Bond) and (ii) December 31, 2013.

As additional consideration for the loan, the Company issued non-transferable common stock purchase warrants entitling the holders to purchase from the Company 1,600,000 common shares at an exercise price of $1.60 per share, of which 1,200,000 warrants were immediately exercisable and 400,000 additional warrants exercisable only if the Notes remain outstanding after August 15, 2013. The Notes contain restrictive covenants with respect to indebtedness and material corporate changes. The warrants expire 30 months from the date of issue, subject to an acceleration option exercisable by the Company in the event that the Company’s common shares trade at a closing price on the NYSE MKT of greater than $2.75 per share for 20 consecutive trading days. No warrants have been exercised as at June 30, 2013.

The proceeds from the Notes were allocated based on the relative fair values of the Notes without the warrants issued in conjunction with the Notes and of the warrants themselves at the time of issuance. The Company estimated the fair value of the warrants using a binomial lattice model with the following assumptions at June 6, 2013: risk-free rate of 0.48%, expected volatility of 78% and an expected term of 2.50 years.

The Company recorded the relative fair value of the warrants of $525,461 at the time of issuance as additional paid in capital and as a debt discount to the notes. The Company will amortize this debt discount as interest expense over the life of the Notes. At June 30, 2013, the Company recorded amortized interest expense of $86,641 and increased the carrying value of the notes to $5,602,319.

The Company incurred financing costs associated with the issuance of the Notes of $296,840. At June 30, 2013, the Company had unamortized financing costs of $191,333 which are being amortized over the life of the note payable.

9.	Asset Retirement Obligations

The following summary sets forth the period changes to the Company’s asset retirement obligation relating to the Company’s Nichols Ranch ISR Uranium Project in Wyoming:

Balance at December 31, 2012	$1,071,843

Liabilities incurred	36,914
Accretion expense	37,136
Revision of estimated cash flows	–

Balance at June 30, 2013	$1,145,893

The current portion of reclamation and remediation liabilities of $39,000 at June 30, 2013 and December 31, 2012, are included in accrued liabilities as these remediation activities are conducted on a recurring basis (see Note 6).

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
June 30, 2013
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

During the six month period ended June 30, 2013, the Company recorded $478,181 (2012 - $164,354) of stock- based compensation for the vesting of previously granted stock options which has been recorded in general and administrative expense and mineral property expenditures. At June 30, 2013, the Company had 17,347,860 shares of common stock available to be issued under the Stock Option Plan.

The total intrinsic value of stock options exercised during the six months ended June 31, 2013 and 2012, was $2,380, and $131,894 respectively.

The following table summarizes the continuity of the Company’s stock options:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
		$		$

Outstanding, December 31, 2012	9,225,880	2.33

Exercised	(3,500)	0.65
Expired	(263,000)	2.86

Outstanding, June 30, 2013	8,959,380	2.32	6.03	265,050

Exercisable, June 30, 2013	7,764,330	2.45	5.57	265,050

A summary of the status of the Company’s non-vested stock options outstanding as of June 30, 2013, and changes during the six months ended June 30, 2013 is presented below:

		Weighted
	Number	Average
	of	Grant Date
Non-vested stock options	Options	Fair Value
		$

Non-vested at December 31, 2012	1,207,050	1.25
Expired	(12,000)	1.25

Non-vested at June 30, 2013	1,195,050	1.25

As at June 30, 2013, there was $1,041,739 of unrecognized compensation cost related to non-vested stock option agreements. This cost is expected to be recognized over a weighted average period of 1.26 years.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2013
(Expressed in US dollars)
(Unaudited)

11.	Stock Purchase Warrants

On August 13, 2010, the Company issued warrants to purchase 2,000,000 shares of common stock to a third party in exchange for the acquisition of intellectual property related to certain uranium prospects. Each warrant entitles the holder to acquire one common share of the Company for $3.00. The warrants have a four year term and vest as to 25% in July 2010, 2011, 2012 and 2013, respectively. (Refer to Note 5(k)). The warrants expire on June 30, 2014. None of these warrants have been exercised as at June 30, 2013.

On June 5, 2013, the Company issued warrants to purchase 1,600,000 shares of common stock to investors loaning the Company $6,000,000. The warrants are exercisable for $1.60 per share, have a 30 month term subject to an acceleration clause and vest as to 1,200,000 on issue and 400,000 on August 16, 2013 if certain conditions are not met. See Note 8. None of these warrants have been exercised as at June 30, 2013.

A summary of the changes in the Company’s common share purchase warrants is presented below:

		Weighted Average
	Number	Exercise Price
		$
Balance December 31, 2012	2,000,000	3.00
Issued	1,600,000	1.60
Balance June 30, 2013	3,600,000	2.38

As at June 30, 2013, the following common share purchase warrants were outstanding, of which 3,200,000 were exercisable:

Number of Warrants	Exercise Price	Expiry Date
	$
2,000,000	3.00	June 30, 2014
1,600,000	1.60	December 5, 2016

12.	Shareholder Rights Plan

The Company has adopted a Shareholder Rights Plan (the "Plan") effective August 25, 2010 and reconfirmed it on July 10, 2013. The Plan confers one right per share to shareholders (a "Right") for each of the Company’s outstanding shares of common stock, as at August 25, 2010 and for shares of common stock issued thereafter. Each Right will be evidenced by the Company's shares of common stock and will trade with the Company's shares of common stock. Under the terms of the Plan, the Rights separate and become exercisable upon a “flip- in event”: A flip-in event occurs if a person or group acquires 20% or more of the Company's common stock other than through a take-over bid which meets certain requirements, among them that the take-over bid offer be extended to all shareholders, that it remain open for 60 days, and that it receive approval of not less than 50% of independent shareholders. If a flip-in event occurs as described in the Plan, the Rights entitle the holder of each Right to purchase, for $8.75 per share (the “exercise price”), that number of shares of common stock of the Company which has a market value of twice the exercise price, subject to certain adjustments as provided under the Plan. The Plan is effective for a three-year period, until the close of the Company’s 2016 Annual General Meeting.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2013
(Expressed in US dollars)
(Unaudited)

13.	Fair Value Measurements

The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis:

	As at June 30, 2013			As at December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash	5,995,555	-	-	7,016,710	-	-

There were no transfers into or out of Level 1, Level 2, or Level 3 assets and liabilities for any of the periods presented.

14.	Commitments

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

	e)	On May 7, 2013, the Company signed an office premises lease for a period of three years commencing September 1, 2013. Rent is approximately $53,333 (Cdn$56,000) per annum.

	f)	The Company is party to a processing agreement under which it is committed to minimum annual payments of $450,000 for each of the years 2013, 2014 and 2015.

g)

The Company is committed under three sales agreements to supply triuranium octoxide (U3O8) over a five year period. One sales agreement has defined pricing each year, the second agreement has pricing which includes spot and term market referenced prices and the third has pricing which contains a base with an escalation factor.

	h)	At June 30, 2013, the Company has construction purchase orders outstanding for approximately $920,000.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2013
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

Financial statement information by operating segment is presented below:

		June 30, 2013		December 31, 2012
	Total	Uranerz	Arkose	Total	Uranerz	Arkose
	$	$	$	$	$	$

Assets	10,432,467	9,851,285	581,182	11,553,494	10,700,952	852,542

	For the			For the
	Six Months Ended			Six Months Ended
	June 30, 2013			June 30, 2012
	Total	Uranerz	Arkose	Total	Uranerz	Arkose
	$	$	$	$	$	$

Net loss attributable
to the Company	(7,274,411)	(7,018,287)	(256,124)	(16,227,145)	(15,845,673)	(381,472)
Interest revenue	6,614	6,614	–	28,696	28,696	–
Interest expense	(237,106)	(237,106)	–	–	–	–
Depreciation	(108,599)	(108,599)	–	(121,811)	(121,811)	–
Accretion	(37,136)	(37,136)	–	(16,988)	(16,988)	–

	For the			For the
	Three Months Ended			Three Months Ended
	June 30, 2013			June 30, 2012
	Total	Uranerz	Arkose	Total	Uranerz	Arkose

Net loss attributable
to the Company	(3,193,666)	(3,066,450)	(127,216)	(8,452,231)	(8,185,182)	(267,049)
Interest revenue	2,614	2,614	–	12,562	12,562	–
Interest expense	(237,106)	(237,106)	–	–	–	–
Depreciation	(52,583)	(52,583)	–	(62,687)	(62,687)	–
Accretion	(19,104)	(19,104)	–	(11,172)	(11,172)	–

16.	Subsequent Events

On July 1, 2013, the Company granted 30,000 options to acquire 30,000 shares of the Company’s common stock at an exercise price of $1.11 for 10 years. The options vest 40% upon the date of grant and 30% upon each of the first and second anniversaries of the grant date.

On July 9, 2013, the Company granted 180,000 options to acquire 180,000 shares of the Company’s common stock at an exercise price of $1.20 for 18 months. The options vest immediately.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2013
(Expressed in US dollars)
(Unaudited)

16.	Subsequent Event (Continued)

On July 12, 2013, the Company granted 975,000 options to acquire 975,000 shares of the Company’s common stock at an exercise price of $1.22 for 10 years. The options vest 40% upon the date of grant and 30% upon each of the first and second anniversaries of the grant date.

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

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “believes””, “”expects”” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results :may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

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
  risks related to defects in title to our mineral properties; and
  risk related to our outstanding notes.

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the section titled "Risk Factors” contained in our annual report on Form 10-K/A for the year ended December 31, 2012 and filed with the Securities and Exchange Commission on April 29, 2013 and as described below in this Quarterly Report under the heading “Risk Factors”.. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

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

Our Powder River Basin properties include:

  our 100% owned properties that totaled 20,121 acres as of June 30, 2013; and
  our 81% interest in Arkose Mining Venture properties that totaled 59,288 acres as of June 30, 2013.

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

(1) Subject to various royalties.

Through a combination of claim staking, purchasing and leasing, we have also acquired interests in projects that lie within the Powder River Basin but outside of the project areas discussed above. These additional properties include the Verna Ann, Niles Ranch and Reno Creek projects. However, due to our focus on other activities, we have not yet made any development decisions on these projects.

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

During this quarter we have continued construction of our processing facility and installation of our first wellfield at our Nichols Ranch ISR Uranium Project in the Powder River Basin. The processing facility is over 90% complete and the wellfield is substantially complete. We completed arrangements to commence installation of two deep disposal wells which are required for start up.

We are continuing preparation of the environmental permit and license applications for the Jane Dough unit, which is adjacent to the area currently being constructed at the Nichols Ranch unit and will share its infrastructure. This will provide us with the option to revise our plan of operations to bring our Jane Dough unit into recovery operations before the Hank unit of our Nichols Ranch Mine; Jane Dough fluids can be delivered to our Nichols Ranch Mine processing facility by pipeline, thus eliminating the need to build a satellite processing facility. Jane Dough includes the Doughstick, South Doughstick and North Jane properties. Additional units may be added as we assess our geological data. Other strategies are also being considered for Hank, possibly in concert with other properties. We will continue the exploration and, if warranted, the potential future development and strategic planning of our other Wyoming Powder River Basin properties.

Our first mining unit is expected to be recovering uranium later this year or in early 2014. Regulatory milestones are being pursued in order to meet start-up requirements following completion of the processing facility and wellfield construction activities and installation of the required deep disposal wells. Drilling for the first of two deep disposal wells commenced in early July. The two deep disposal wells must be drilled and completed before the start of recovery operations. The Nichols Ranch ISR Uranium Project is licensed for a recovery level of up to two million pounds of uranium per year with initial annual recovery dependent upon the extraction efficiency in our first wellfield and market factors. The project will also serve as a platform to advance our other Powder River Basin properties with potential enhanced economics for adjacent and satellite projects. Cameco and Uranium One, two of the largest ISR uranium mining companies in the world, are continuing to extract uranium near the Uranerz properties in the Powder River Basin.

None of our projects has proven or probable reserves as defined in the SEC’s Industry Guide 7 and our operations on our projects and properties are exploratory in nature under Industry Guide 7 standards.

During the second quarter of 2013 we:

  continued installation of equipment and electrical components in our processing facility;
  continued installation of injection and recovery wells for Nichols Ranch Production Area #1;
  conducted staff training for safety and operations;
  installed feeder lines to header houses to connect wells;
  received proceeds of $6 million from a bridge loan;
  approved commencement of drilling deep disposal wells;
  continued preparation of permit applications for the Jane Dough unit; and
  commenced documentation and drafting for a $20 million loan under the Wyoming Industrial Development Revenue Bond Program which is subject to the usual closing conditions and final approval by State officials.

Financial Position

The Company's overall financial position is disclosed in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2012 filed with the SEC on April 29, 2013 and the unaudited consolidated Financial Statements at June 30, 2013 as provided herein under the section heading "Financial Statements" above.

Liquidity and Capital Resources

We are carrying out an exploration, environmental and uranium recovery program with a budget of approximately $26,000,000 in 2013 as reported in our Annual Report. This plan anticipates completion of the processing facility, deep disposal wells and initial wellfield of our Nichols Ranch ISR Uranium Project in late 2013, with recovery commencing shortly thereafter. Startup has been extended to accommodate the installation of two deep disposal wells. Mineral property acquisitions, dependent upon opportunities that may arise, will be additional expenditures.

During the three and six months ended June 30, 2013, operational expenditures incurred were $3,014,730 and $7,155,505 respectively. These expenditures include costs incurred for the Nichols Ranch project totaling $35,025,916 at June 30, 2013.

At June 30, 2013 we had cash of $5,995,555 and a working capital deficiency of $490,502, as compared to cash of $7,016,710 and working capital of $5,718,050 as at December 31, 2012. Our cash is invested in bank guaranteed savings accounts which are available on demand.

Net cash used in operating activities was $6,775,229 for the six months ended June 30, 2013, compared to $15,329,142 for the corresponding period in 2012, reduced significantly as project construction costs were lower by $8,955,957. Net cash used to purchase property and equipment was $17,861 for the six months ended June 30, 2013, compared to $353,596 used in the corresponding period in 2012.

Net cash provided by financing activities amounted to $5,771,935 for the six months ended June 30, 2013, primarily from proceeds from notes payable (a bridge loan), compared to $290,916 provided in the corresponding period in 2012 when no financing transactions occurred.

During the twelve-month period following the date of this quarterly report, we anticipate that we will begin to generate a modest amount of revenue. The Nichols Ranch project is expected to incur additional expenditures of approximately $10 million before the Nichols Ranch ISR Unit is ready for uranium extraction by late 2013 or early 2014. We anticipate that these expenditures will be paid for from cash on hand and from additional financing. For this purpose, we have applied for a State of Wyoming Industrial Development Bond in the amount of $20 million (“Bond Financing”). These funds if and when obtained would permit us to complete the construction of the Nichols Ranch ISR Unit, fund initial recovery operations and cover our construction costs. We will need to obtain additional financing to fund exploration expenditures.

On June 6, 2013, we entered into a Note Purchase Agreement, dated as of May 31, 2013, by and among us, Deans Knight Capital Management Ltd. (“Deans Knight”) and the investors in the Notes (the “Investors”), (the “Note Purchase Agreement”). Pursuant to the Note Purchase Agreement, the Investors agreed to lend to the Company $6 million (the “Loan”) in exchange for senior notes of the Company equal to the outstanding principal balance of the loan (the “Notes”). Pursuant to the terms of the Note Purchase Agreement, the Notes will mature on the earlier of: (i) 30 days from the execution and delivery of documentation in connection with the Bond Financing, and (ii) December 31, 2013. The Notes bear interest from the date of issue at 6.0% per annum increasing to 10.0% per annum on August 16, 2013 if the Notes are not repaid prior to August 15, 2013. As additional consideration for the Loan, we agreed to issue to the Investors non-transferable common stock purchase warrants (the “Warrants”) entitling the Investors to purchase from the Company 1,600,000 Warrants at an exercise price of US$1.60, of which 1,200,000 Warrants are currently exercisable and 400,000 additional Warrants will only be exercisable if the Notes remain outstanding after August 15, 2013. The Warrants expire 30 months from the date of issue, subject to acceleration. The Notes are secured by a mortgage and security interest in our primary uranium properties in the Powder River Basin, all our equipment and personal property and the Nichols Ranch Processing Facility.

To date, our primary source of funds has been equity financings, and this trend is expected to continue together with recovery operations related financing, including the Bond Financing. With the anticipated completion of the Bond Financing, we believe we will have sufficient funds to continue the construction of Nichols Ranch Unit and to meet on-going operating expenses for the next twelve months as we scale our exploration and operations to the resources we have available. Our exploration plans will be continually evaluated and modified as exploration and environmental results become available. General and administrative expenses, planning and environmental expenses are incurred throughout the year; most of our exploration expenditures are incurred during the drilling period of March through November. Modifications to our plans will be based on many factors including results of exploration, assessment of data, weather conditions, exploration costs, the price of uranium, the issuance of permits and available capital. Further, the extent of exploration programs that we undertake will be dependent upon the amount of financing available to us.

Without the Bond Financing, we will require additional financing or will need to sell some of our assets to meet the anticipated $10 million in expenditures for the Nichols Ranch ISR Unit to be ready for recovery operations, to pay for initial recovery operations and to meet our obligations under the Notes, which mature on December 31, 2013. We will also require additional financing to continue our other exploration activities. If we are unable to raise additional financing we may be unable to finish construction of the Nichols Ranch ISR Unit and may not be able to meet our obligations under the Notes. As the Notes are secured by a mortgage and security interest in our primary uranium properties in the Powder River Basin, all our equipment and personal property and the Nichols Ranch Processing Facility, if we are unable to meet our obligation to repay the Notes by December 31, 2013 and are unable to otherwise negotiate an extension with the Investors, we may lose our interest in our primary uranium properties, our equipment and personal property and the Nichols Ranch Processing Facility.

We anticipate that any additional financing may be in the form of equity financing from the sale of our common stock and the exercise of share purchase options and/or debt, depending on capital markets. We cannot provide assurance that additional financing will be available to us in amounts sufficient to meet our needs or on terms acceptable to us, if at all. In 2011, we filed a Form S-3 "shelf registration statement", including equity and/or debt, in the amount of $100 million.

Our cash has not been devalued by the current stock market disruptions as these holdings are in low risk savings accounts in a Canadian Chartered Bank. Rates of return, however, are at historic lows. Management and the board of directors periodically meet to review the status of our investments and determine investment strategies, taking into account current market conditions and the short and long term capital needs of the Company.

Results of Operations

Three-month period ended June 30, 2013 compared to three-month period ended June 30, 2012

Revenue and Operating Expenses

We have not earned any revenues to date and we anticipate that we may generate modest revenues during the twelve-month period following the date of this quarterly report.

We incurred total operating expenses of approximately $3,014,730 for the three-month period ended June 30, 2013, as compared to $8,590,539 for the corresponding period in 2012. The decrease of operating expenses in the amount of $5,575,809 was primarily attributable to a decrease in mineral property expenses of $5,590,571.

Our financing expense for the three-month period ended June 30, 2013 was $237,106, as compared to $nil for the corresponding period in 2012. Our interest income of $2,614 for the three-month period ended June 30, 2013 was down from $12,562 in 2012 when cash balances were higher. The financing expense is related to our Notes payable, issued in June 2013.

Net loss for the three-month period ended June 30, 2013 was approximately $3,249,222, as compared to approximately $8,577,977 for the corresponding period in 2012. The decrease in net loss was primarily attributable to the decrease in operating expenses resulting from a decrease in mineral property expenses.

Six-month period ended June 30, 2013 compared to six-month period ended June 30, 2012

We incurred total operating expenses of approximately $7,155,506 for the six-month period ended June 30, 2013, as compared to $16,441,613 for the corresponding period in 2012. The decrease of operating expenses in the amount of $9,286,107 was primarily attributable to a $313,827 increase in stock-based compensation included in general and administrative expenses and by a $9,166,060 decrease in mineral property expenses. Mineral property expenses included Nichols Ranch project construction costs totaling $3,991,661 for the six-month period ended June 30, 2013, as compared to $12,947,618 for the corresponding period in 2012.

Our financing expense for the six-month period ended June 30, 2013 was $237,106, as compared to $nil for the corresponding period in 2012. Our interest income of $6,614 for the six-month period ended June 30, 2013 was down from $28,696 in 2012 when cash balances were higher. The financing expense is related to our Notes payable, issued in June 2013.

Net loss for the six-month period ended June 30, 2013 was approximately $7,385,998, as compared to approximately $16,412,917 for the corresponding period in 2012, a decrease of $9,026,919. The net loss was affected by the variation of operating expenses described above.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders except as disclosed in the unaudited Financial Statements at June 30, 2013. The Company has had no material changes to its off-balance sheet arrangements as disclosed in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2012 filed with the Securities and Exchange Commission on April 29, 2013 and the unaudited Financial Statements at June 30, 2013 as provided herein under the section heading "Financial Statements" above.

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

Mineral property exploration and evaluation costs are expensed as incurred. Development costs are expensed as incurred until proven and probable reserves are established. Subsequent development costs are capitalized. Costs for acquired mineral properties and mineral rights are initially capitalized when incurred, then assessed quarterly for impairment under ASC 360, Property, Plant and Equipment. The Company has not established proven or probable reserves on any of its mineral projects.

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

Contractual Obligations

The Company has had no material changes to its contractual obligations as disclosed in the Company's Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 29, 2013 and the unaudited Financial Statements at June 30, 2013 as provided herein under the section heading "Financial Statements" above.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this report, an evaluation was carried out under the supervision of and with the participation of the Company's management, including its Chief Executive Officer ("CEO"), Glenn Catchpole, and Chief Financial Officer ("CFO"), Benjamin Leboe, of the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Rule 13a- 15(e) and Rule 15d- 15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms; and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

During our most recently completed fiscal quarter ended June 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2012 filed with the Securities and Exchange Commission on April 29, 2013.

We may be unable to timely pay our obligations under our outstanding notes, which may result in us losing some of our assets covered by the mortgage and security agreement related to the notes to the extent necessary to cover our obligations and may adversely affect our assets, results of operations and future prospects.

On June 6, 2013, we entered into a Note Purchase Agreement, dated as of May 31, 2013, by and among us, Deans Knight Capital Management Ltd. (“Deans Knight”) and the investors in the Notes (the “Investors”), (the “Note Purchase Agreement”). Pursuant to the Note Purchase Agreement, the Investors agreed to lend to the Company $6 million (the “Loan”) in exchange for senior notes of the Company equal to the outstanding principal balance of the loan (the “Notes”). Pursuant to the terms of the Note Purchase Agreement, the Notes will mature on the earlier of: (i) 30 days from the execution and delivery of documentation in connection with the Bond Financing, and (ii) December 31, 2013. The Notes bear interest from the date of issue at 6.0% per annum increasing to 10.0% per annum on August 16, 2013 if the Notes are not repaid prior to August 15, 2013. The Notes are secured by a mortgage and security interest in our primary uranium properties in the Powder River Basin, all our equipment and personal property and the Nichols Ranch Processing Facility.

If we are unable to timely satisfy our obligations under the Notes, including timely payment of the interest when due and payment of the principal amount at maturity and we are not able to successfully extend the maturity date or otherwise re-negotiate the terms of the Notes, Deans Knight, acting on behalf of the Investors, will be have rights under the mortgage and security agreement to potentially seize or sell our uranium properties and interests, our equipment and personal property and the Nichols Ranch Processing Facility to satisfy our obligations under the Notes. Any failure to timely meet our obligations under the Notes may adversely affect our assets, results of operations and future prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

All unregistered sales of equity securities during the quarter were previously reported on Form 8-K.

Item 3. Defaults upon Senior Securities

None.

Item 4.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (“Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended June 30, 2013, the Company’s mineral properties were not subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety Act.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are attached to this Quarterly Report on Form 10-Q:

Exhibit
Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws, as amended (1)
3.3	Articles of Amendment filed July 5, 2005 (2)
3.4	Articles of Amendment filed August 8, 2008(3)
3.5	Articles of Amendment filed July 8, 2009(4)
3.6	Articles of Amendment filed August 8, 2011(5)
4.1	Share Certificate (1)
4.2	Form of Lock-up Agreement(6)
4.3	Warrant Indenture, dated October 27, 2009(7)
4.4	Form of Warrant, issued June 7, 2013(8)
4.5	Form of Note, issued June 7, 2013(8)

4.6	Note Purchase Agreement by and among the Company, Deans Knight and the Investors dated May 31, 2013 (8)
4.7	Mortgage and Security Agreement and the Assignment by and among the Company, Deans Knight and the Investors(8)
4.8	Collateral Agency Agreement by and among the Company, Deans Knight and the Investors dated June 5, 2013(8)
4.9	Registration Rights Agreement by and among the Company and the Investors(8)
10.1	Form of Indemnification Agreement(9)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension – Schema
101.CAL	XBRL Taxonomy Extension – Calculations
101.DEF	XBRL Taxonomy Extension – Definitions
101.LAB	XBRL Taxonomy Extension – Labels

(1)	Previously filed as an exhibit to the Registrant’s Form SB-2 filed March 15, 2002
(2)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB filed April 14, 2006
(3)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed August 11, 2008
(4)	Previously filed as an exhibit to the Registrant’s Form S-3 filed July 9, 2009
(5)	Previously filed as an exhibit to the Registrant’s Form 8-K, filed August 12, 2011
(6)	Previously filed as an exhibit to the Registrant’s Form 8-K, filed October 22, 2009
(7)	Previously filed as an exhibit to the Registrant’s Form 8-K, filed October 27, 2009
(8)	Previously filed as an exhibit to the Registrant’s Form 8-K, filed June 12, 2013
(9)	Previously filed as an exhibit to the Registrant’s Form 8-K, filed June 28, 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URANERZ ENERGY CORPORATION

By: /s/ Benjamin Leboe	By: /s/ Glenn Catchpole

Benjamin Leboe, Senior Vice President, Finance and	Glenn Catchpole, President and Chief Executive
Chief Financial Officer	Officer, Director
(Principal Financial and Accounting Officer)	(Principal Executive Officer)

Date: August 8, 2013	Date: August 8, 2013