Form 10-Q
period 2013-09-30
URANERZ ENERGY CORP.
filed 2013-11-12
CIK 1162324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Number of shares of issuer’s common stock outstanding at November 7, 2013: 85,815,074

INDEX

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012
Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2013 and 2012 and Accumulated from May 26, 1999 (date of inception) to September 30, 2013
Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and Accumulated from May 26, 1999 (date of inception) to September 30, 2013
Consolidated Statement of Stockholders’ Equity for the nine month period from January 1, 2013 to September 30, 2013
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
SIGNATURES

Item 1. Financial Statements (unaudited)

Uranerz Energy Corporation
(An Exploration Stage Company)

September 30, 2013

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	September 30,	December 31,
	2013	2012
	$	$
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	7,548,367	7,016,710
Prepaid expenses and deposits (Note 6(a))	1,259,126	824,162
Other current assets	84,638	28,486
Total Current Assets	8,892,131	7,869,358
Prepaid Expenses and Deposits (Note 6(a))	485,901	1,024,136
Mineral Property Reclamation Surety Deposits (Note 9)	2,068,556	2,068,399
Property and Equipment (Note 4)	472,027	591,601
Total Assets	11,918,615	11,553,494

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	2,872,616	1,269,967
Accrued liabilities (Note 6(b))	1,052,985	866,807
Due to related parties (Note 7(a))	12,670	14,534
Secured Notes payable, net of unamortized discount of $130,550
(Note 8)	6,019,450	–
Total Current Liabilities	9,957,721	2,151,308
Asset Retirement Obligations (Note 9)	1,200,701	1,071,843
Total Liabilities	11,158,422	3,223,151

Commitments and Contingencies (Notes 1, 5 and 15)

Stockholders’ Equity
Preferred Stock, 10,000,000 shares authorized, $0.001 par value; No shares issued and outstanding	–	–
Common Stock, 750,000,000 shares authorized, $0.001 par value; 85,795,074 and 77,207,574 shares issued and outstanding, respectively	85,795	77,208
Additional Paid-in Capital	156,114,560	145,421,983
Deficit Accumulated During the Exploration Stage	(155,617,419)	(137,291,216)
Total Stockholders’ Equity	582,936	8,207,975
Non-controlling Interest	177,257	122,368
Total Stockholders’ Equity	760,193	8,330,343
Total Liabilities and Stockholders’ Equity	11,918,615	11,553,494

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Comprehensive Loss
(Expressed in US dollars)
(Unaudited)

	Accumulated From
	May 26, 1999
	(Date of Inception)	Three Months Ended		Nine Months Ended
	to September 30,	September 30,		September 30,
	2013	2013	2012	2013	2012
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses
Depreciation	1,190,536	46,902	62,215	155,501	184,026
Accretion expense (Note 9)	109,262	19,709	14,462	56,845	31,450
Foreign exchange loss	82,895	(17,160)	4,933	(22,212)	15,507
General and administrative (Notes 7 and 11)	61,371,197	2,059,577	1,181,633	4,604,731	3,838,144
Mineral property expenditures (Note 5 (m))	98,440,418	8,292,757	4,481,607	12,762,426	18,117,336
Total Operating Expenses	161,194,308	10,401,785	5,744,850	17,557,291	22,186,463

Operating Loss	(161,194,308)	(10,401,785)	(5,744,850)	(17,557,291)	(22,186,463)
Other Income (Expense)
Gain on sale of investment securities	79,129	–	–	–	–
Interest income	2,072,364	4,419	10,474	11,033	39,170
Interest expense	(966,556)	(729,450)	–	(966,556)	–
Loss on settlement of debt	(132,000)	–	–	–	–
Mineral property option payments received	152,477	–	–	–	–
Total Other Income (Expense)	1,205,414	(725,031)	10,474	(955,523)	39,170
Loss from Continuing Operations	(159,988,894)	(11,126,816)	(5,734,376)	(18,512,814)	(22,147,293)
Discontinued Operations
Loss from discontinued operations	(28,732)	–	–	–	–
Gain on disposal of discontinued operations	979,709	–	–	–	–
Gain on Discontinued Operations	950,977	–	–	–	–
Net Loss and Comprehensive Loss	(159,037,917)	(11,126,816)	(5,734,376)	(18,512,814)	(22,147,293)
Net Loss and Comprehensive Loss Attributable to
Non-controlling Interest	3,420,498	75,024	127,081	186,611	312,853
Net Loss and Comprehensive Loss Attributable to
Company Stockholders	(155,617,419)	(11,051,792)	(5,607,295)	(18,326,203)	(21,834,440)
Amounts Attributable to Company Stockholders
Loss from continuing operations	(156,568,396)	(11,051,792)	(5,607,295)	(18,326,203)	(21,834,440)
Gain on discontinued operations	950,977	–	–	–	–
Net Loss Attributable to the Company	(155,617,419)	(11,051,792)	(5,607,295)	(18,326,203)	(21,834,440)

Net Loss Per Share – Basic and Diluted		(0.14)	(0.07)	(0.24)	(0.28)

Weighted Average Number of Shares Outstanding		79,456,000	77,161,000	77,969,000	77,153,000

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Accumulated From
	May 26, 1999
	(Date of Inception)	Nine Months Ended
	to September 30,	September 30,
	2013	2013	2012
	$	$	$
Operating Activities
Net loss and comprehensive loss	(159,037,917)	(18,512,814)	(22,147,293)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,190,536	155,501	184,026
Accretion expense	109,262	56,845	31,450
Accretion of discount on notes payable	544,911	544,911	–
Amortization of financing costs	277,974	277,974	–
Asset retirement cost	1,091,439	72,013	573,088
Equity loss on investment	74,617	–	–
Gain on disposition of discontinued operations	(979,709)	–	–
Gain on sale of investment securities	(79,129)	–	–
Loss on settlement of debt	132,000	–	–
Non-cash mineral property option payment	(37,500)	–	–
Shares issued to acquire mineral properties	19,105,000	–	–
Warrants issued for mineral property costs	1,258,000	–	–
Stock-based compensation	29,522,768	1,304,729	247,434
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(1,738,790)	103,271	(331,377)
Other current assets	(84,613)	(56,152)	(8,461)
Accounts payable and accrued liabilities	4,056,268	1,788,827	(1,477,425)
Due to related parties	483,429	(1,864)	(47,744)
Net Cash Used in Operating Activities	(104,111,454)	(14,266,759)	(22,976,302)
Investing Activities
Reclamation surety deposits	(2,068,556)	(157)	(293)
Acquisition of subsidiary, net cash paid	(48)	–	–
Proceeds from sale of marketable securities	20,548,664	–	–
Investment in property and equipment	(1,564,147)	(35,927)	(360,670)
Purchase of investment securities	(20,432,035)	–	–
Disposition of subsidiary	905,092	–	–
Net Cash Used in Investing Activities	(2,611,030)	(36,084)	(360,963)
Financing Activities
Proceeds from notes payable	6,000,000	6,000,000	–
Financing costs	(296,840)	(296,840)	–
Repayment of loan payable	(98,414)	–	–
Advances from related party	10,700	–	–
Contributions from non-controlling interest	3,597,756	241,500	383,040
Proceeds from issuance of common stock	110,703,822	10,028,875	93,959
Share issuance costs	(5,646,173)	(1,139,035)	–
Net Cash Provided by Financing Activities	114,270,851	14,834,500	476,999
Increase (Decrease) In Cash	7,548,367	531,657	(22,860,266)
Cash - Beginning of Period	–	7,016,710	34,644,745
Cash - End of Period	7,548,367	7,548,367	11,784,479
Non-cash Investing and Financing Activities
Sale of 60% of subsidiary for interest in mineral property	774,216	–	–
Investment securities received as a mineral property option payment	37,500	–	–
Purchase of equipment with loan payable	98,414	–	–
Stock options issued for mineral property expenditures	170,598	–	–
Common stock issued to settle debt	744,080	–	–
Warrants issued with notes payable	525,461	525,461	–
Warrants issued for mineral property costs	1,258,000	–	–
Common stock issued for mineral property costs	19,105,000	–	–
Supplemental Disclosures
Interest paid	156,279	143,671	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statement of Stockholders’ Equity
For the Nine Month Period September 30, 2013
(Expressed in US dollars)
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Exploration	Non-Controlling
	Shares	Amount	Capital	Stage	Interest	Total
	#	$	$	$	$	$

Balance, December 31, 2012	77,207,574	77,208	145,421,983	(137,291,216)	122,368	8,330,343
Stock-based compensation	–	–	1,304,729	–	–	1,304,729
Fair value of warrants issued with note financing	–	–	525,461	–	–	525,461
Warrant issuance costs	–	–	(18,866)	–	–	(18,866)
Shares issued upon the exercise of options	37,500	37	25,338	–	–	25,375
Shares issued pursuant to private placement	8,550,000	8,550	9,994,950	–	–	10,003,500
Share issuance costs	–	–	(1,139,035)	–	–	(1,139,035)
Contribution from non-controlling interest	–	–	–	–	241,500	241,500
Net loss and comprehensive loss for the period	–	–	–	(18,326,203)	(186,611)	(18,512,814)
Balance, September 30, 2013	85,795,074	85,795	156,114,560	(155,617,419)	177,257	760,193

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2013
(Expressed in US dollars)
(Unaudited)

1.	Nature of Operations

Uranerz Energy Corporation (the “Company”) was incorporated in the State of Nevada, U.S.A. on May 26, 1999. Effective July 5, 2005, the Company changed its name from Carleton Ventures Corp. to Uranerz Energy Corporation. The Company has mineral property interests in the United States.

The Company is an Exploration Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities, as modified by the Securities and Exchange Commission (“SEC”) Industry Guide 7. The Company’s principal business is the acquisition, exploration and exploitation of uranium and other mineral resources.

As at September 30, 2013, the Company has an accumulated deficit, working capital deficiency of $1,065,590, debt with a fair value of $6,150,000 and cash on hand of $7,548,367. The Company’s operating expenditure plan for the following 12 months will require additional cash. To meet the cash requirement to carry out its plans, the Company will be required to raise financing through borrowing, issuing additional shares, or a combination of borrowing and issuing additional shares. Accordingly, there are material uncertainties that cast substantial doubt about the Company’s ability to continue as a going concern. Management has plans in place to address the Company’s cash requirements. The completion of any plans is dependent on various factors, some of which are beyond management’s control, and there can be no assurance that they will be successful.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the SEC instructions for companies filing Form 10-Q. In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2013, and the results of operations and cash flows for the period then ended. The financial data and other information disclosed in the notes to the interim consolidated financial statements related to this period are unaudited. The results for the three and nine-month periods ended September 30, 2013 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2013. The unaudited interim consolidated financial statements have been condensed pursuant to the SEC’s rules and regulations and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these unaudited interim consolidated financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements and notes thereto for the year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K/A filed on April 29, 2013 with the SEC.

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
September 30, 2013
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	d)	Asset Retirement Obligations

United States regulatory authorities require the Company to restore and reclaim its mine area after mining is completed. Pursuant to ASC 410, Asset Retirement and Environmental Obligations, the fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Upon initial recognition of a liability, the fair value of the liability is expensed or added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. Future reclamation and remediation costs are accrued based on management's best estimate at the end of each period of the costs expected to be incurred to remediate each project.

Estimations and assumptions used in applying the expected present value technique to determine fair values are reviewed periodically. At September 30, 2013, the Company had accrued $1,200,701 for restoration and reclamation obligations (December 31, 2012 - $1,071,843).

Estimated site restoration costs for exploration activities are accrued when incurred. Costs for environmental remediation are estimated each period by management based on current regulations, actual expenses incurred, available technology and industry standards. Any change in these estimates is included in mineral property expenditures during the period and the actual restoration expenditure incurred is charged to the accumulated asset retirement obligation provision as the restoration work is completed. At September 30, 2013 and December 31, 2012, the Company has recorded $39,000 for well reclamation obligations in accrued liabilities for which work is required as part of its on-going exploration expenses.

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

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2013
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	g)	Fair Value of Financial Instruments

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

At September 30, 2013, the Company had $7,548,367 (December 31, 2012 – $7,016,710) in cash. Pursuant to ASC 820 the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company places cash investments in instruments that meet credit quality standards, as specified in the Company’s investment policy guidelines.

4.	Property and Equipment

			September 30,	December 31,
			2013	2012
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Computers and office equipment	344,644	237,936	106,708	97,999
Field equipment	1,317,919	952,600	365,319	493,602
	1,662,563	1,190,536	472,027	591,601

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2013
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

m)

During the nine months ended September 30, 2013, mineral property expenditures totalling $12,762,426 (2012 - $18,117,336) were expensed, including processing facility construction and wellfield expenditures totalling $11,797,330 (2012 - $16,886,003). As of September 30, 2013, the Company has expensed processing facility construction and wellfield expenditures related to our Nichols Ranch ISR Uranium Project totalling $42,831,585 (December 31, 2012 - $31,034,255).

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2013
(Expressed in US dollars)
(Unaudited)

6.	Balance Sheet Details

	a)	The components of prepaid expenses and deposits are as follows:

	September 30,	December 31,
	2013	2012
	$	$

Exploration costs	52,905	–
Insurance	47,068	29,061
Investor relations	84,617	–
Lease costs	538,072	396,043
Reclamation bonding	31,964	188,058
Surface use and damage costs	371,557	205,400
Deposits	85,145	–
Other	47,798	5,600
Current prepaid expenses and deposits	1,259,126	824,162

Deposits	29,892	29,771
Power supply advance	196,588	674,200
Surface use and damage costs	259,421	320,165
Non-current prepaid expenses and deposits	485,901	1,024,136

b)	The components of accrued liabilities are as follows:

	September 30,	December 31,
	2013	2012
	$	$

Mineral exploration expenses	582,030	311,117
Employee costs	246,091	116,690
Executive compensation	–	400,000
Insurance fees	30,623	–
Professional fees	72,365	–
Reclamation costs	39,000	39,000
Other	82,876	–

Total accrued liabilities	1,052,985	866,807

7.	Related Party Transactions / Balances

a)

During the nine months ended September 30, 2013, the Company incurred $638,922 (2012 - $786,539) for consulting services (included in general and administrative expenses) provided by officers. Other general and administrative expenses were reimbursed in the normal course of business. At September 30, 2013, consulting services and expenditures incurred on behalf of the Company of $12,670 (December 31, 2012 - $14,534) are owed to these officers, and these amounts are unsecured, non-interest bearing, and due on demand.

b)

During the nine months ended September 30, 2013, the Company incurred fees of $114,475 (2012 - $124,375) to non-executive directors of the Company for their services as directors. Other general and administrative expenses were reimbursed to the directors in the normal course of business.

	c)	During the nine months ended September 30, 2013, the Company incurred bonuses to related party officers of $Nil (2012 - $20,000) (included in general and administrative expenses).

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2013
(Expressed in US dollars)
(Unaudited)

8.	Secured Notes Payable

On June 6, 2013 the Company entered into a Note Purchase Agreement whereby $6,000,000 was received in exchange for secured promissory notes (the “Notes”) bearing interest from the date of issue at 6% per annum increasing to 10% per annum on August 16, 2013 when the notes were not repaid. In addition, the principal amount of the Notes also increased to $6,150,000 when the Notes were not repaid prior to August 16, 2013. The Notes are secured by the Company’s mineral properties, equipment and personal property and mature at the earlier of: i) the 30th day following execution and delivery by the Company of all documents to be executed and delivered by the Company in respect of a pending financing facility (State of Wyoming Industrial Revenue Bond) and (ii) December 31, 2013.

As additional consideration for the loan, the Company issued non-transferable common stock purchase warrants entitling the holders to purchase from the Company 1,600,000 common shares at an exercise price of $1.60 per share, of which 1,200,000 warrants were immediately exercisable and 400,000 additional warrants exercisable only if the Notes remain outstanding after August 15, 2013. The Notes contain restrictive covenants with respect to indebtedness and material corporate changes. The warrants expire 30 months from the date of issue, subject to an acceleration option exercisable by the Company in the event that the Company’s common shares trade at a closing price on the NYSE MKT of greater than $2.75 per share for 20 consecutive trading days. No warrants have been exercised as at September 30, 2013.

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

The Company recorded the relative fair value of the warrants of $525,461 at the time of issuance as additional paid in capital and as a debt discount to the Notes. The Company also recognized a discount equal to the additional $150,000 principal on August 16, 2013. The Company will amortize this debt discount as interest expense over the life of the Notes. At September 30, 2013, the Company recorded amortized interest expense of $544,911 and increased the carrying value of the notes to $6,019,450.

The Company incurred financing costs associated with the issuance of the Notes of $296,840.

9.	Asset Retirement Obligations

The following summary sets forth the period changes to the Company’s asset retirement obligation relating to the Company’s Nichols Ranch ISR Uranium Project in Wyoming:

Balance at December 31, 2012	$1,071,843
Liabilities incurred	72,013
Accretion expense	56,845
Balance at September 30, 2013	$1,200,701

The current portion of reclamation and remediation liabilities of $39,000 at September 30, 2013 and December 31, 2012, are included in accrued liabilities as these remediation activities are conducted on a recurring basis (see Note 6).

In 2008 the Company provided a bond in the amount of $622,500 to the State of Wyoming, Department of Environmental Quality or the Secretary of the Interior, United States Government. The bond is in lieu of depositing cash to guarantee reclamation of exploration drill holes in the Arkose Mining Venture and surety was provided by an insurance company. The bond applies to 250 drill holes on a revolving basis. The Company and the Arkose Mining Venture have a 100% record of completing reclamation without recourse to security provided. In December 2010, the Company provided a $1,700,000 cash security to support a bond in the amount of $6,800,000 to the State of Wyoming, Department of Environmental Quality or the Secretary of the Interior, United States Government. The bond is in lieu of depositing cash to guarantee mine reclamation. The bond applies to the first year’s operation of the Company’s Nichols Ranch ISR Uranium Project. This amount together with other surety deposits of $368,556 have been classified as mineral property reclamation surety deposits.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2013
(Expressed in US dollars)
(Unaudited)

10.	Common Stock

a)

In September, 2013 the Company issued 8,550,000 units of the Company at a price per unit of $1.17 for gross proceeds of approximately $10,003,500 before offering costs of $1,139,035. Each Unit was comprised of one share of the Company's common stock, and one half of one common share purchase warrant, with each whole warrant exercisable to purchase one additional share of the Company's common stock for a period of 30 months following the closing of the offering at an exercise price of $1.60, subject to acceleration provisions.

	b)	During the nine months ended September 30, 2013, the Company also issued 37,500 shares of common stock, pursuant to the exercise of stock options, for proceeds of $25,375.

11.	Stock-based Compensation

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

During the nine months ended September 30, 2013, the Company granted 200,000 stock options with immediate vesting to consultants to acquire 200,000 common shares at an exercise price of $1.20 per share expiring in 1.50 years. The Company also granted 1,095,000 stock options to acquire 1,095,000 shares at exercise prices between $0.94 and $1.22 per share for 10 years that vest 40% on the date of grant, 30% on the first anniversary of the grant date and 30% on the second anniversary of the grant date. During the nine months ended September 30, 2013, the Company recorded stock-based compensation for the vested options of $1,194,927, as general and administrative expense, and $109,802 as exploration expenses.

On September 27, 2013, the Company modified the terms of 65,000 outstanding options held by a former employee of the Company. The options were set to expire on September 30, 2013 and the Company extended the expiration date to December 31, 2014. The weighted average grant date fair value of the modified stock options was $0.08 and the Company recognized an additional $410 stock-based compensation expense which is included in general and administrative expense related to the modification of these options.

During the nine months ended September 30, 2013, the Company recorded $719,425 for the vesting of previously granted stock options, as general and administrative expense. At September 30, 2013, the Company had 16,052,860 shares of common stock available to be issued under the Stock Option Plan.

The fair values of stock options granted were estimated at the date of grant using the Black-Scholes option- pricing model and the weighted average grant date fair values of stock options granted and vested during the nine months ended September 30, 2013 and 2012 were $0.96 and $nil per share, respectively. The total intrinsic value of stock options exercised during the nine months ended September 30, 2013 and 2012, was $16,900, and $159,894 respectively.

The following table summarizes the continuity of the Company’s stock options:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
		$		$

Outstanding, December 31, 2012	9,225,880	2.33

Granted	1,295,000	1.20
Exercised	(37,500)	0.68
Expired	(263,000)	2.86

Outstanding, September 30, 2013	10,220,380	2.18	6.05	152,800

Exercisable, September 30, 2013	8,344,330	2.37	5.39	152,500

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2013
(Expressed in US dollars)
(Unaudited)

11.	Stock-based Compensation (continued)

A summary of the status of the Company’s non-vested stock options outstanding as of September 30, 2013, and changes during the nine months ended September 30, 2013 is presented below:

		Weighted
	Number	Average
	of	Grant Date
Non-vested stock options	Options	Fair Value
		$

Non-vested at December 31, 2012	1,207,050	1.24
Granted	1,295,000	0.94
Vested	(638,000)	0.83
Expired	(12,000)	1.25

Non-vested at September 30, 2013	1,876,050	1.20

As at September 30, 2013, there was $1,423,575 of unrecognized compensation cost related to non-vested stock option agreements. This cost is expected to be recognized over a weighted average period of 1.45 years.

12.	Stock Purchase Warrants

On August 13, 2010, the Company issued warrants to purchase 2,000,000 shares of common stock to a third party in exchange for the acquisition of intellectual property related to certain uranium prospects. Each warrant entitles the holder to acquire one common share of the Company for $3.00. The warrants have a four year term and vest as to 25% in July 2010, 2011, 2012 and 2013, respectively. (Refer to Note 5(k)). The warrants expire on June 30, 2014. None of these warrants have been exercised as at September 30, 2013.

On June 5, 2013, the Company issued warrants to purchase 1,600,000 shares of common stock to investors loaning the Company $6,000,000. The warrants are exercisable for $1.60 per share, have a 30 month term subject to an acceleration clause and vested as to 1,200,000 on issue and 400,000 on August 16, 2013 when certain conditions were not met. See Note 8. None of these warrants have been exercised as at September 30, 2013.

On September 5, 2013, the Company issued warrants to purchase 4,275,000 shares of common stock pursuant to a bought deal financing (see Note 10). The warrants are exercisable for $1.60 per share, have a 30 month term subject to an acceleration clause and vested on issue. None of these warrants have been exercised as at September 30, 2013.

A summary of the changes in the Company’s common share purchase warrants is presented below:

		Weighted Average
	Number	Exercise Price
		$
Balance December 31, 2012	2,000,000	3.00
Issued	5,875,000	1.60
Balance September 30, 2013	7,875,000	1.96

As at September 30, 2013, the following common share purchase warrants were outstanding, all of which were exercisable:

Number of Warrants	Exercise Price	Expiry Date
	$
2,000,000	3.00	June 30, 2014
1,600,000	1.60	December 5, 2015
4,275,000	1.60	March 5, 2016
7,875,000

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2013
(Expressed in US dollars)
(Unaudited)

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

14.	Fair Value Measurements

The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis:

	As at September 30, 2013			As at December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash	7,548,367	-	-	7,016,710	-	-

There were no transfers into or out of Level 1, Level 2, or Level 3 assets and liabilities for any of the periods presented.

15.	Commitments

a)

The Company has employment or consulting services agreements with each of its executives. Officers with contracts for services have notice requirements which permit pay in lieu of notice and all officers are due a termination payment following a change in control of the Company.

	b)	On September 18, 2008, the Company signed two mining lease agreements which require ten annual payments of $75,000. The first five payments have been made. Refer to Note 5(g).

	c)	Refer to Note 9 for commitments pertaining to mineral property reclamation surety deposits.

d)

On February 14, 2012, the Company signed an office lease for a primary term of two years, February 1, 2012 and ending January 31, 2014. Rent consideration is $141,258 per annum. The lease agreement may be renewed for two additional years.

	e)	On May 7, 2013, the Company signed an office premises lease for a period of three years commencing September 1, 2013. Rent is approximately $53,333 (Cdn$55,000) per annum.

	f)	The Company is party to a processing agreement under which it is committed to minimum annual payments of $450,000 for each of the years 2013, 2014 and 2015.

g)

The Company is committed under three sales agreements to supply triuranium octoxide (U3O8) over a five year period. One sales agreement has defined pricing each year, the second agreement has pricing which includes spot and term referenced prices and the third has pricing which contains a base with an escalation factor.

	h)	At September 30, 2013, the Company has construction purchase orders outstanding for approximately $970,000.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2013
(Expressed in US dollars)
(Unaudited)

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

Financial statement information by operating segment is presented below:

	September 30, 2013			December 31, 2012
	Total	Uranerz	Arkose	Total	Uranerz	Arkose
	$	$	$	$	$	$

Assets	11,918,615	10,898,598	1,020,017	11,553,494	10,700,952	852,542

	For the			For the
	Nine Months Ended			Nine Months Ended
	September 30, 2013			September 30, 2012
	Total	Uranerz	Arkose	Total	Uranerz	Arkose
	$	$	$	$	$	$

Net loss attributable to the Company	(18,326,203)	(17,840,600)	(485,603)	(21,834,440)	(21,102,368)	(732,072)
Interest income	11,033	10,876	157	39,170	38,877	293
Interest expense	(966,556)	(966,556)	–	–	–	–
Depreciation	(155,501)	(155,501)	–	(184,026)	(184,026)	–
Accretion	(56,845)	(56,845)	–	(31,450)	(31,450)	–

	For the			For the
	Three Months Ended			Three Months Ended
	September 30, 2013			September 30, 2012
	Total	Uranerz	Arkose	Total	Uranerz	Arkose

Net loss attributable to the Company	(11,051,792)	(10,822,313)	(229,479)	(5,607,295)	(5,256,695)	(350,600)
Interest income	4,419	4,262	157	10,474	10,181	293
Interest expense	(729,450)	(729,450)	–	–	–	–
Depreciation	(46,902)	(46,902)	–	(62,215)	(62,215)	–
Accretion	(19,709)	(19,709)	–	(14,462)	(14,462)	–

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
  risks related to public acceptance of nuclear power;
  risks related to environmental laws and regulations and environmental risks;
  risks related to using our in-situ recovery mining process;
  risks related to exploration and, if warranted, development of our properties;
  risks related to our ability to acquire necessary mining licenses or permits;
  risks related to our ability to make property payment obligations;
  risks related to our ability to obtain financing when required;
  risks related to obtaining the necessary access rights;
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
  risks related to the our ability to complete construction of the Nichols Ranch ISR Uranium Project if the Wyoming Business Council financing is not obtained;
  risks related to our outstanding notes; and
  risks related to our securities.

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

Our Powder River Basin properties include:

  our 100% owned properties that totaled 20,121 acres as of September 30, 2013; and
  our 81% interest in Arkose Mining Venture properties that totaled 59,288 acres as of September 30, 2013.

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

The Arkose Mining Venture properties are comprised of unpatented lode mining claims, state leases and fee (private) mineral leases, as summarized as follows:

Property	Ownership Interest	Number of Claims/	Acreage
Composition	(1)	Leases	(Approximate)
Unpatented Mining Lode Claims	81%	2,641	43,207 acres
State Leases	81%	3	2,080 acres
Fee (private) Mineral Leases	81%	61	14,001 acres
Total			59,288 acres

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

During this quarter we have continued construction of our processing facility and installation of our first wellfield at our Nichols Ranch ISR Uranium Project in the Powder River Basin. The processing facility is over 95% complete and the wellfield is substantially complete. We completed the installation of two deep disposal wells and have scheduled a Nuclear Regulatory Commission (“NRC”) pre-operational inspection for mid-November, 2013.

We are continuing preparation of the environmental permit and license applications for the Jane Dough unit, which is adjacent to the area currently being constructed at the Nichols Ranch unit and will share its infrastructure. This will provide us with the option to revise our plan of operations to bring our Jane Dough unit into recovery operations before the Hank unit of our Nichols Ranch Mine; Jane Dough fluids can be delivered to our Nichols Ranch Mine processing facility by pipeline, thus eliminating the need to build a satellite processing facility. Jane Dough includes the Doughstick, South Doughstick and North Jane properties. Additional units may be added as we assess our geological data. Other strategies are also being considered for Hank, possibly in concert with other properties. We may continue the exploration and, if warranted, the potential future development and strategic planning of our other Wyoming Powder River Basin properties.

Our first mining unit is expected to be recovering uranium later this year or in early 2014. Regulatory milestones are being pursued in order to meet start-up requirements following completion of the processing facility and wellfield construction activities and connections to our two deep disposal wells. The Nichols Ranch ISR Uranium Project is licensed for a recovery level of up to two million pounds of uranium per year with initial annual recovery dependent upon the extraction efficiency in our first wellfield and market factors. The project will also serve as a platform to advance our other Powder River Basin properties with potential enhanced economics for adjacent and satellite projects. Cameco and Uranium One, two of the largest ISR uranium mining companies in the world, are continuing to extract uranium near the Uranerz properties in the Powder River Basin.

None of our projects has proven or probable reserves as defined in the SEC’s Industry Guide 7 and our operations on our projects and properties are exploratory in nature under Industry Guide 7 standards.

During the third quarter of 2013 we:

  continued installation of equipment and electrical components in our processing facility;
  continued installation of injection and recovery wells for Nichols Ranch Production Area #1;
  conducted staff training for safety and operations;
  installed feeder lines to header houses to connect wells;
  received proceeds of $10 million from a public equity issue;
  our shareholders approved the reconfirmation of our Shareholders Rights Plan for an additional three years;
  completed installation of two deep disposal wells;
  continued preparation of permit applications for the Jane Dough unit; and
  continued preparation of documentation for a $20 million loan under the Wyoming Industrial Development Revenue Bond Program which is subject to the usual closing conditions and final approval by State officials.

Financial Position

The Company’s overall financial position is disclosed in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2012 filed with the SEC on April 29, 2013 and the unaudited consolidated Financial Statements at September 30, 2013 as provided herein under the section heading “Financial Statements” above.

Liquidity and Capital Resources

We are carrying out an exploration, environmental and uranium recovery program with a budget of approximately $26,000,000 in 2013 as reported in our Annual Report. This plan anticipates completion of the processing facility, deep disposal wells and initial wellfield of our Nichols Ranch ISR Uranium Project in late 2013, with recovery commencing shortly thereafter. Startup was extended to accommodate the installation of two deep disposal wells, now complete. Mineral property acquisitions, dependent upon opportunities that may arise, will be additional expenditures.

During the three and nine months ended September 30, 2013, operational expenditures incurred were $10,401,785 and $17,557,291 respectively. These expenditures include mine development costs incurred for the Nichols Ranch project totaling $42,831,585 at September 30, 2013, all of which have been expensed in accordance with the Company’s status as an “exploration stage company” pursuant to the SEC’s Industry Guide 7.

At September 30, 2013 we had cash of $7,548,367 and a working capital deficiency of $1,065,590, as compared to cash of $7,016,710 and working capital of $5,718,050 as at December 31, 2012. Current liabilities at September 30, 2013 include Notes Payable of $6,019,450 due December 31, 2013. Our cash is invested in bank savings accounts where it is available on demand.

Net cash used in operating activities was $14,266,759 for the nine months ended September 30, 2013, compared to $22,976,302 for the corresponding period in 2012, reduced significantly as project construction costs were lower by $5,088,673. Net cash used to purchase property and equipment was $35,927 for the nine months ended September 30, 2013, compared to $360,670 used in the corresponding period in 2012.

Net cash provided by financing activities amounted to $14,834,500 for the nine months ended September 30, 2013, primarily from proceeds from notes payable (a bridge loan) and an equity issue, compared to $476,999 provided in the corresponding period in 2012 when no financing transactions occurred.

During the twelve-month period following the date of this quarterly report, we anticipate that we will begin to generate a modest amount of revenue. The Nichols Ranch project is expected to incur additional expenditures of approximately $4 million before the Nichols Ranch ISR Unit is ready for uranium extraction by late 2013 or early 2014. We anticipate that these expenditures will be paid for from cash on hand and from additional financing. For this purpose, we have applied for a State of Wyoming Industrial Development Revenue Bond in the amount of $20 million (“Bond Financing”). These funds if and when obtained, would permit us to complete the construction of the Nichols Ranch ISR Unit and fund initial recovery operations and general administrative expenses. We will need to obtain additional financing to fund exploration and wellfield expansion expenditures.

On June 6, 2013, we entered into a Note Purchase Agreement, dated as of May 31, 2013, by and among us, Deans Knight Capital Management Ltd. (“Deans Knight”) and the investors in the Notes (the “Investors”), (the “Note Purchase Agreement”). Pursuant to the Note Purchase Agreement, the Investors agreed to lend to the Company $6 million (the “Loan”) in exchange for senior notes of the Company equal to the outstanding principal balance of the loan (the “Notes”). Pursuant to the terms of the Note Purchase Agreement, the Notes will mature on the earlier of: (i) 30 days from the execution and delivery of documentation in connection with the Bond Financing, and (ii) December 31, 2013. The Notes bear interest from the date of issue at 6.0% per annum increasing to 10.0% per annum on August 16, 2013 if the Notes are not repaid prior to August 15, 2013. As additional consideration for the Loan, we agreed to issue to the Investors non-transferable common stock purchase warrants (the “Warrants”) entitling the Investors to purchase from the Company 1,600,000 Warrants at an exercise price of US$1.60, of which all are currently exercisable. The Warrants expire 30 months from the date of issue, subject to acceleration. The Notes are secured by a mortgage and security interest in our primary uranium properties in the Powder River Basin, all our equipment and personal property and the Nichols Ranch Processing Facility.

On September 6, 2013 the Company issued and sold in a public offering, through a syndicate of underwriters, 8,550,000 units of the Company (the “Units”) at a price of US$1.17 per Unit for aggregate gross proceeds of approximately $10,000,000. Each Unit consisted of one share of the Company’s common stock and one-half of one common share purchase warrant, with each whole warrant exercisable to purchase one additional share of the Company’s common stock for a period of 30 months following the closing of the offering at an exercise price of US$1.60, subject to adjustment and acceleration provisions. The warrants will not be listed on any exchange.

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

Without the Bond Financing, we would require additional financing or will need to sell some of our assets to meet the anticipated expenditures for the Nichols Ranch ISR Unit to be ready for recovery operations, to pay for initial recovery operations and to meet our obligations under the Notes, which mature on December 31, 2013. We will also require additional financing to continue our other exploration activities. If we are unable to raise additional financing we may be unable to finish construction of the Nichols Ranch ISR Unit and may not be able to meet our obligations under the Notes. As the Notes are secured by a mortgage and security interest in our primary uranium properties in the Powder River Basin, our equipment and personal property and our Nichols Ranch Processing Facility, if we are unable to meet our obligation to repay the Notes by December 31, 2013 and are unable to otherwise negotiate an extension with the Investors, we may lose our interest in our primary uranium properties, our equipment and personal property and the Nichols Ranch Processing Facility.

We anticipate that any additional financing may be in the form of equity financing from the sale of our common stock and the exercise of share purchase options and/or debt, depending on capital markets. We cannot provide assurance that additional financing will be available to us in amounts sufficient to meet our needs or on terms acceptable to us, if at all. In 2011, we filed a Form S-3 “shelf registration statement”, including equity and/or debt, in the amount of $100 million which was drawn upon during our September equity issue.

Our cash has not been devalued by the current stock market disruptions as it is held in low risk savings accounts in a Canadian Chartered Bank. Rates of return, however, are at historic lows. Management and the board of directors periodically meet to review the status of our investments and determine investment strategies, taking into account current market conditions and the short and long term capital needs of the Company.

Results of Operations

Three-month period ended September 30, 2013 compared to three-month period ended September 30, 2012

Revenue and Operating Expenses

We have not earned any revenues to date and we anticipate that we may generate modest revenues during the twelve-month period following the date of this quarterly report.

We incurred total operating expenses of approximately $10,401,785 for the three-month period ended September 30, 2013, as compared to $5,744,850 for the corresponding period in 2012. The increase of operating expenses in the amount of $4,656,935 was primarily attributable to a increase in mineral property expenses of $3,811,150; mineral property expenses of $8,292,757 for the three-month period ended September 30, 2013 include processing facility and wellfield expenditures related to the Nichols Ranch ISR Uranium Project.

Our financing expense for the three-month period ended September 30, 2013 was $729,450, as compared to $nil for the corresponding period in 2012. Our interest income of $4,419 for the three-month period ended September 30, 2013 was down from $10,474 in 2012 when cash balances were higher. The financing expense is related to our Notes payable, issued in June 2013.

Net loss for the three-month period ended September 30, 2013 was approximately $11,051,792, as compared to approximately $5,607,295 for the corresponding period in 2012. The increase in net loss was primarily attributable to the increase in operating expenses resulting from an increase in mineral property expenses.

Nine-month period ended September 30, 2013 compared to nine-month period ended September 30, 2012

We incurred total operating expenses of approximately $17,557,291 for the nine-month period ended September 30, 2013, as compared to $22,186,463 for the corresponding period in 2012. The decrease of operating expenses in the amount of $4,629,172 was primarily attributable to a $1,057,295 increase in stock-based compensation included in general and administrative expenses and by a $5,354,910 decrease in mineral property expenses. Mineral property expenses included Nichols Ranch project construction costs totaling $11,797,330 for the nine-month period ended September 30, 2013, as compared to $16,886,003 for the corresponding period in 2012.

Our financing expense for the nine-month period ended September 30, 2013 was $966,556, as compared to $nil for the corresponding period in 2012. Our interest income of $11,033 for the nine-month period ended September 30, 2013 was down from $39,170 in 2012 when cash balances were higher. The financing expense is related to our Notes payable, issued in June 2013.

Net loss for the nine-month period ended September 30, 2013 was approximately $18,326,203, as compared to approximately $21,834,440 for the corresponding period in 2012, a decrease of $3,508,237. The net loss was affected by the variation of operating and financing expenses described above.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders except as disclosed in the unaudited Financial Statements at September 30, 2013. The Company has had no material changes to its off-balance sheet arrangements as disclosed in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2012 filed with the Securities and Exchange Commission on April 29, 2013 and the unaudited Financial Statements at September 30, 2013 as provided herein under the section heading “Financial Statements” above.

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

Contractual Obligations

The Company has had no material changes to its contractual obligations as disclosed in the Company's Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 29, 2013 and the unaudited Financial Statements at September 30, 2013 as provided herein under the section heading "Financial Statements" above.

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

Changes in Internal Control over Financial Reporting

During our most recently completed fiscal quarter ended September 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

On June 6, 2013, we entered into a Note Purchase Agreement, dated as of May 31, 2013, by and among us, Deans Knight Capital Management Ltd. (“Deans Knight”) and the investors in the Notes (the “Investors”), (the “Note Purchase Agreement”). Pursuant to the Note Purchase Agreement, the Investors agreed to lend to the Company $6 million (the “Loan”) in exchange for senior notes of the Company equal to the outstanding principal balance of the loan (the “Notes”). Pursuant to the terms of the Note Purchase Agreement, the Notes will mature on the earlier of: (i) 30 days from the execution and delivery of documentation in connection with the Bond Financing, and (ii) December 31, 2013. The Notes bear interest from the date of issue at 6.0% per annum increasing to 10.0% per annum on August 16, 2013 when the Notes were not repaid. The Notes are secured by a mortgage and security interest in our primary uranium properties in the Powder River Basin, all our equipment and personal property and the Nichols Ranch Processing Facility.

If we are unable to timely satisfy our obligations under the Notes, including timely payment of the interest when due and payment of the principal amount at maturity and we are not able to successfully extend the maturity date or otherwise re-negotiate the terms of the Notes, Deans Knight, acting on behalf of the Investors, will have rights under the mortgage and security agreement to potentially seize or sell our uranium properties and interests, our equipment and personal property and the Nichols Ranch Processing Facility to satisfy our obligations under the Notes. Any failure to timely meet our obligations under the Notes may adversely affect our assets, results of operations and future prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (“Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended September 30, 2013, the Company’s mineral properties were not subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety Act.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are attached to this Quarterly Report on Form 10-Q:

Exhibit
Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws, as amended (1)
3.3	Articles of Amendment filed July 5, 2005 (2)
3.4	Articles of Amendment filed August 8, 2008(3)
3.5	Articles of Amendment filed July 8, 2009(4)
3.6	Articles of Amendment filed August 8, 2011(5)

4.1	Share Certificate (1)
4.2	Form of Lock-up Agreement(6)
4.3	Warrant Indenture, dated October 27, 2009(7)
4.4	Form of Warrant, issued June 7, 2013(8)
4.5	Form of Note, issued June 7, 2013(8)
4.6	Note Purchase Agreement by and among the Company, Deans Knight and the Investors dated May 31, 2013 (8)
4.7	Mortgage and Security Agreement and the Assignment by and among the Company, Deans Knight and the Investors(8)
4.8	Collateral Agency Agreement by and among the Company, Deans Knight and the Investors dated June 5, 2013(8)
4.9	Registration Rights Agreement by and among the Company and the Investors(8)
4.10	Warrant Indenture, dated September 6, 2013(10)
10.1	Form of Indemnification Agreement(9)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension – Schema
101.CAL	XBRL Taxonomy Extension – Calculations
101.DEF	XBRL Taxonomy Extension – Definitions
101.LAB	XBRL Taxonomy Extension – Labels

(1)	Previously filed as an exhibit to the Registrant’s Form SB-2 filed March 15, 2002
(2)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB filed April 14, 2006
(3)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed August 11, 2008
(4)	Previously filed as an exhibit to the Registrant’s Form S-3 filed July 9, 2009
(5)	Previously filed as an exhibit to the Registrant’s Form 8-K, filed August 12, 2011
(6)	Previously filed as an exhibit to the Registrant’s Form 8-K, filed October 22, 2009
(7)	Previously filed as an exhibit to the Registrant’s Form 8-K, filed October 27, 2009
(8)	Previously filed as an exhibit to the Registrant’s Form 8-K, filed June 12, 2013
(9)	Previously filed as an exhibit to the Registrant’s Form 8-K, filed June 28, 2013
(10)	Previously filed as an exhibit to the Registrant’s Form 8-K, filed September 6, 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URANERZ ENERGY CORPORATION

By: /s/ Benjamin Leboe	By: /s/ Glenn Catchpole

Benjamin Leboe, Senior Vice President, Finance and	Glenn Catchpole, President and Chief Executive
Chief Financial Officer	Officer, Director
(Principal Financial and Accounting Officer)	(Principal Executive Officer)

Date: November 11, 2013	Date: November 11, 2013