Form 10-K
period 2013-12-31
URANERZ ENERGY CORP.
filed 2014-03-14
CIK 1162324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

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
Yes [   ]     No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $78,521,821.

The number of shares of the Registrant’s common stock outstanding as of March 10, 2014 was 85,953,774.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report and the exhibits attached hereto contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern the Company’s anticipated results and progress of the Company’s operations in future periods, planned exploration and, if warranted, development of its properties, plans related to its business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

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
  risks related to our ability to meet property payment obligations and acquire necessary mining licenses or permits;
  risks related to defects in title to our mineral properties;
  risks related to obtaining necessary access rights;
  risks related to potential environmental liabilities;
  risks related to requirements for personnel with expertise in putting a mineral deposit into production;
  risks related to acquisition and integration issues;
  risks related to the competitive nature of the mining industry;
  risks related to the construction of the Nichols Ranch ISR Uranium Project;
  risks related to our ability to initiate production and achieve targeted production rates at our Nichols Ranch ISR Uranium Project;
  risks related to higher than expected operating costs at our Nichols Ranch ISR Uranium Project;
  risks related to our outstanding note;
  risks related to our dependence on key personnel;
  risks related to requirements for new personnel;
  risks related to securities regulations;
  risks related to stock price and volume volatility;
  risks related to dilution;
  risks related to our lack of dividends;
  risks related to our ability to access capital markets;
  risks related to market events;

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the section headings Item 1. Description of the Business, Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report (the “Annual Report”). Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, we disclaim any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all the forward-looking statements contained in this Annual Report by the foregoing cautionary statements.

PART 1

ITEM 1. DESCRIPTION OF BUSINESS

Corporate Background

Uranerz Energy Corporation (”Uranerz”, “Company”, “we””, “us” and “our”) was incorporated under the laws of the State of Nevada on May 26, 1999. On July 5, 2005, we changed our name from Carleton Ventures Corp. to Uranerz Energy Corporation. Our executive and operations office is located at 1701 East “E” Street, P.O. Box 50850, Casper, Wyoming U.S.A. 82605-0850. Our administrative office is located at Suite 1410 - 800 West Pender Street, Vancouver, British Columbia, Canada V6C 2V6. The telephone number for our executive office is (307) 265-8900. The telephone number for our administrative office is (604) 689-1659.

Our common stock is traded on the NYSE MKT and the Toronto Stock Exchange under the symbol “URZ” and on the Frankfurt Stock Exchange under the symbol “U9E”.

History

Uranerz was relatively inactive from 1999 until 2005 when it acquired mineral prospecting permits in Saskatchewan, mineral licenses in Mongolia and mining claims and leases in Wyoming. The Company commenced exploration in 2005 and has continued through 2013. In 2007 we filed uranium mining applications for a project in Wyoming. In 2008 we sold our Mongolian properties and have terminated exploration in Saskatchewan. We continued to acquire additional mineral properties and conduct exploration drilling while pursuing mining permits in Wyoming. In 2011 we received regulatory approvals for the construction of our first mine, the Nichols Ranch ISR Uranium Project, and began construction in August of that year. Construction and wellfield development was substantially completed in 2013.

Our Business

We are a United States based uranium company focused on constructing an in-situ recovery (“ISR”) uranium facility. ISR is a mining process that uses a “leaching solution” to extract uranium from underground sandstone-hosted uranium deposits; it is the generally accepted extraction technology used in the Powder River Basin area of Wyoming. We are currently constructing our first mine, our Nichols Ranch ISR Uranium Project in the Powder River Basin area of Wyoming. We completed substantially all construction in 2013 and expect to commence mine operations in early 2014. We control a large strategic property position in the central Powder River Basin of Wyoming. Our management team has specialized expertise in the ISR uranium mining method, and a record of licensing, constructing, and operating ISR uranium projects.

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

In anticipation of receiving all of the approvals necessary to begin production at Nichols Ranch, we commenced a marketing program for conditional sales of uranium from the Nichols Ranch ISR Uranium Project in late 2008. In July 2009, we entered into a sales agreement with Exelon Generation Company, LLC (“Exelon”) for the sale of uranium over a five year period at defined prices. The agreement with Exelon was subsequently amended to defer the delivery schedule by a year and adjust the pricing terms. On January 25, 2013 we entered into a second supply agreement with Exelon for the sale of uranium over an additional five year period commencing in 2016, at defined prices adjustable for inflation. In August of 2009, we entered into what was then our second contract for the sale of uranium to another United States nuclear utility, also over a five year period, with a pricing structure, as amended, that references both spot and long- term prices and includes floor and ceiling prices. That agreement was also subsequently amended to defer the original five year delivery period by a year, reduce the annual volumes to be supplied, and adjust the pricing terms. The amendment included the cancellation of the first year’s delivery quantity if we are unable to deliver during the first delivery year of the contract. These three long-term contracts for the sale of uranium are with two of the largest nuclear utilities in the United States. These three agreements do not represent a majority of our targeted uranium production and our business is not substantially dependent on these agreements.

The Nichols Ranch ISR Uranium Project currently includes our Nichols Ranch Unit and our Hank Unit. Under the licensed plan, a central processing plant has been built at Nichols Ranch and a satellite processing facility would be built at Hank. In March 2010, we commenced preparation of the environmental permit and license applications for our Jane Dough Unit, which is adjacent to our Nichols Ranch Unit and which can share its infrastructure. This will provide us with the option to revise our original plan of operations by bringing our Jane Dough Unit into production before the Hank Unit, at our Nichols Ranch ISR Uranium Project. Due to the close proximity, Jane Dough fluids can be delivered directly to our Nichols Ranch processing facility by pipeline, thus eliminating the need for larger capital outlay as would be required to exploit Hank. Our Jane Dough Unit includes the Doughstick, South Doughstick and North Jane properties. Additional units may be added to the mine plan as we assess our geological data. We plan to continue the exploration and strategic portfolio planning of our other Wyoming Powder River Basin properties through a number of strategies including acquisitions or exchanges with other ISR uranium mining companies in the area.

In December 2010, we received a Permit to Mine from the Wyoming Department of Environmental Quality – Land Quality Division (“WDEQ-LQD”). In July 2011, we received our Source Material License from the United States Nuclear Regulatory Commission and immediately began construction of our Nichols Ranch ISR Uranium Project Central processing plant construction was substantially complete in 2013, and production is expected to commence in the first quarter of 2014 after final NRC inspections are complete. The Jane Dough exploration option described above will be progressed while mining the Nichols Ranch Unit.

In November 2011, we signed a processing agreement with Cameco Resources (“Cameco”), a wholly-owned Wyoming subsidiary of Cameco Corporation, the world’s largest publicly-traded uranium company. Under the agreement, we agreed to deliver uranium-loaded resin produced from our Nichols Ranch facility to Cameco’s Smith Ranch-Highland uranium mine for final processing into dried uranium concentrate packaged for shipping to a converter. Cameco’s Smith Ranch-Highland mine is located in the Powder River Basin of Wyoming approximately 25 air miles south of our Nichols Ranch Unit. Mining the Jane Dough Unit is compatible with this plan. The agreement is for a fixed term with a variable starting date depending on when we enter into production. Under the agreement, we and Cameco stipulate both a minimum quantity of uranium and a maximum quantity of uranium which will be delivered by us and processed by Cameco. Under the terms of the agreement, we may have all or substantially all of the uranium produced at Nichols Ranch in its initial few years of production processed by Cameco. In the event that we fail to deliver the minimum quantities stipulated by the agreement, we are required to compensate Cameco a stipulated sum of liquidated damages. A damage payment for 2013 has been accrued (see Item 8. Financial Statements and Supplementary Data).

In September, 2012 we submitted an application to the Wyoming Business Council for a $20,000,000 loan under the Wyoming Industrial Development Revenue Bond Program. The loan was received in December 2013 and has a seven year term and an interest rate of 5.75% per annum. We are required to make interest-only payments during the first year and in the following years the debt will be amortized to include payments of principal and interest.

Our focus in 2013 was on the construction of our processing facility and installation of the environmental monitor, production and deep disposal wells for the Nichols Ranch ISR Uranium Project. At the present time, the production wells at the first wellfield have been substantially completed. The individual wells in the wellfield are connected to header houses that are connected to the central processing plant with trunk lines that have been fused and buried. These trunk lines will carry solutions between the header houses and the central processing plant.

The central processing plant is substantially complete with tanks, pumps, ion exchange columns, sand filters and ancillary equipment fully installed. Installation of the remaining process piping, electrical controls and the control room was completed in January 2014. Regulatory milestones are being pursued in order to meet start-up requirements.

The Nichols Ranch ISR Uranium Project is expected to be operational during the first quarter of 2014.

Recent Corporate Developments

Our focus during the fiscal year ended December 31, 2013 was on assessing properties in the Powder River Basin, licensing the Jane Dough Unit, construction of a processing facility and installation of the environmental monitor and production wells for the first wellfield at the Nichols Ranch ISR Uranium Project.

The following significant corporate developments occurred during our fiscal year ended December 31, 2013:

1.	we completed the installation of two deep disposal wells and construction of the processing facility and initial wellfield at our Nichols Ranch ISR Uranium Project;
2.	we prepared standard operating procedures, hired and trained operational personnel and participated in NRC pre startup inspection activities;
3.	We continued the licensing and permitting process to construct and operate ISR uranium facilities on our Jane Dough Unit;
4.	we maintained our mineral properties in Wyoming – see details under the section heading “Item 2 – Description of Properties”;
5.

in June, 2013 we issued 1,600,000 common share purchase warrants as additional consideration for a $6,000,000 loan; the warrants are exercisable at $1.60 per share until December 5, 2015; the loan was repaid in December 2013;

6.

in September, 2013 we issued 8,550,000 Units of the Company at a price per Unit of $1.17 for gross proceeds of $10,003,500 before offering costs of $1,112,940. Each Unit was comprised of one share of the Company's common stock, and one half of one common share purchase warrant, with each whole warrant exercisable to purchase one additional share of the Company's common stock for a period of 30 months following the closing of the offering at an exercise price of $1.60, subject to acceleration provisions;

7.

in December, 2013 we obtained a $20,000,000 loan through the Wyoming Industrial Development Revenue Bond program (the "Loan"); the Loan has an annual interest rate of 5.75% and is repayable over seven years. The Loan calls for the payment of interest only for the first year, with the amortization of principal plus interest over the remaining six years; and

8.	we issued 57,500 shares of our common stock issuable upon the exercise of certain outstanding stock options for gross cash proceeds of $38,375.

Competition

Our industry is highly competitive. We compete with other mining and exploration companies in connection with the acquisition of uranium mineral properties and the equipment, materials and personnel necessary to explore and develop such properties. There is competition for the limited number of uranium acquisition opportunities, some of which is with other companies having substantially greater financial resources, staff and facilities than we do. As a result, we may have difficulty acquiring attractive exploration properties, and exploring and developing our properties. Due to our limited capital and personnel, we are at a competitive disadvantage compared to some other companies with regard to exploration and, if warranted, development of mining properties. We believe that competition for acquiring mineral prospects will continue to be intense in the future.

The availability of funds for exploration is sometimes limited, and we may find it difficult to compete with larger and more well-known companies for capital. Our inability to develop our mining properties due to lack of funding could have a material adverse effect on our operation and financial position.

Minerals Exploration Regulation

Our uranium mineral exploration activities are, and our production activities (if and when they occur) will be, subject to extensive laws and regulations governing exploration, development, production, exports, taxes, labor standards, occupational health, waste disposal, protection and remediation of the environment, protection of endangered and protected species, mine safety, toxic substances and other matters. Uranium minerals exploration is also subject to risks and liabilities associated with pollution of the environment and disposal of waste products occurring as a result of mineral exploration.

Compliance with these laws and regulations may impose substantial costs on us and will subject us to significant potential liabilities. Changes could require us to expend significant resources to comply with new laws or regulations and could have a material adverse effect on our business operations.

Minerals exploration operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated, causing an adverse effect on our business operations. Minerals exploration operations are subject to federal and state laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Minerals exploration operations are also subject to federal and state laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal and state authorities may be changed and any such changes may have material adverse effects on our activities. As of the date of this Annual Report, other than with respect to the posting of performance surety, we have not been required to spend material amounts on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations. Environmental regulation is discussed in further detail in the following section.

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

Employees

Currently, we have approximately fifty full-time employees and four full-time consultants. We operate in established mining areas where we have found sufficient available personnel for our business plans.

Overview of Uranium Market

The primary commercial use of uranium is to fuel nuclear power plants for the generation of electricity. All the uranium produced from our mines will be used to generate electricity.

In 2011, nuclear power plants supplied about 13% of the global electricity consumption. According to the World Nuclear Association, there are currently 434 operable reactors world-wide which will require approximately 171 million pounds of U3O8 fuel in 2014. World-wide there are currently 70 new reactors under construction with an additional 173 reactors on order or in the planning stage and another 310 in the proposed stage.

The world continues to consume more uranium than it produces largely due to increasing energy demands in Asia. Historically the gap between demand and primary supply has been filled by stockpiled inventories and secondary supplies; however these are finite and are being drawn down. Until recently, one of the largest sources of secondary supply was the uranium derived from Russia’s Highly Enrich Uranium program with the United States. However, all the deliveries from this source were completed at the end of 2013. The United States currently has 100 operating reactors, 5 new reactors under construction and another 7 reactors in the planned or proposed stage. The United States derives less than 10% of its uranium needs from domestic U.S. uranium production.

Uranium is not traded on an open market or organized commodity exchange such as the London Metal Exchange, although the New York Mercantile Exchange provides financially-settled uranium futures contracts where the size of each contract is 250 pounds of “uranium” as U3O8. Typically buyers and sellers negotiate contracts privately and usually directly. Uranium prices, both spot prices and long-term prices, are published by two independent market consulting firms, TradeTech and Ux Consulting, on a weekly basis.

The spot and long-term price of uranium is influenced by a number of factors, some of which are international. For example, both the spot and long term price of uranium was impacted by the accident at the Fukushima Daiichi Nuclear Plant in March 2011. The events at Fukushima created heightened concerns regarding the safety of nuclear plants and led to both temporary and permanent closures of nuclear plants. These plant closures have created uncertainty in the market.

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

The graph below shows the weekly spot uranium and long-term uranium price from 1969 until February 2014 as reported by Ux Consulting and Tradetech.

Source: RBC Uranium Weekly Report on February25, 2014.

Industry analysts endeavor to forecast future long and short term prices for uranium and many publish their analyses. An upward trend is expected by such analysts from 2014 through to 2017 and the majority expects that trend to continue upward.

Uranium Price Forecast by Analysts
(showing date of forecast)
90.00
80.00
70.00
60.00
50.00
40.00
U. S. $ per lb. U3O8
2014
2015
2016
2017
BMO - Aug 12/13
Cantor Fitzerald - Oct 24/13
CIBC - Jun 5/13
Credit-Suisse - Jan 6/14
Dundee - Feb 3/14
Haywood - Jan 15/14
Raymond James - Jan 10/14
JP Morgan - Apr 23/13
Laurentian Bank - Sep 17/13
Scotiabank - Jan 8/14
RBC Capital - Jan 28/14
Average

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

Our failure to successfully address the risks and uncertainties described below would have a material adverse effect on our business, financial condition and/or results of operations, and the trading price of our common stock may fluctuate widely. We cannot assure you that we will successfully address these risks or other unknown risks that may affect our business.

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

We have losses which may continue into the future. As a result, we may have to suspend or cease exploration activities.

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

Because a significant portion of our anticipated revenues are expected to be derived from the sale of uranium, our net earnings, if any, can be affected by the long- and short-term market price of yellowcake (U3O8). Uranium prices are subject to fluctuation. The price of uranium has been and will continue to be affected by numerous factors beyond our control. With respect to uranium, such factors include the demand for nuclear power, political and economic conditions in uranium producing and consuming countries, uranium supply from secondary sources, uranium production levels and costs of production. Spot prices for U3O8 were at $20.00 per pound U3O8 in December 2004, and then increased to $35.25 per pound in December 2005 and $72.00 per pound in December 2006. During 2007 the spot price reached a high of $138.00 per pound. The spot price of U3O8 was approximately $90.00 per pound in December 2007. The spot price declined during 2008, reaching a low of $44.00 per pound in October. In 2009, the spot price of U3O8 had a high of $51.50and a low of $42.00. In 2010 the spot price had a high of $62.50 and a low of $40.75. In 2011 the spot price had a high of $74.00 and a low of $48.00. In 2012 the spot price had a high of $52.50 and a low of $40.75. In 2013 the spot price reached a high of $44.00 and a low of $34.00. The spot price of U3O8 was approximately $34.50 per pound and the long term price was approximately $50.00 per pound at the end of December 2013.

Public acceptance of nuclear energy is uncertain.

The demand for uranium as a source of energy and growth in that demand is dependent on society’s acceptance of nuclear technology as a means of generating electricity. A major incident at a nuclear power plant anywhere in the world, such as that which occurred at Japan’s Fukushima Daiichi nuclear power station in March of 2011 following a major earthquake and tsunami, or an accident relating to the transportation of new or spent nuclear fuel, could negatively impact the continuing public acceptance of nuclear energy and the future prospects for nuclear power generation, which may have a material adverse effect on the nuclear industry and the results of our operations and revenues.

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

We own, lease, or have under option, mining claims, mineral claims or concessions and fee mineral leases which constitute our property holdings. The ownership and validity or title of unpatented mining claims and concessions are often uncertain and may be contested. We also may not have, or may not be able to obtain, all necessary surface rights to develop a property. We have not conducted title research in relation to many of our mining claims and concessions to ensure clean title. We cannot guarantee that title to our properties will not be challenged. Title insurance is generally not available for mineral properties and our ability to ensure that we have obtained secure claim to individual mineral properties or mining concessions may be severely constrained. Our mineral properties may be subject to prior unregistered agreements, transfers or claims, and title may be affected by, among other things, undetected defects. We may incur significant costs related to defending the title to our properties. A successful claim contesting our title to a property may cause us to compensate other persons or perhaps reduce our interest in the affected property or lose our rights to explore and, if warranted, develop that property. This could result in us not being compensated for our prior expenditures relating to the property. Also, in any such case, the investigation and resolution of title issues would divert our management's time from ongoing exploration and, if warranted, development programs.

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

Our Board of Directors includes seven individuals, three of whom are in management that have technical or financial experience in placing mining projects into production. However, we may also be dependent upon using the services of appropriately experienced personnel or entering into agreements with other companies that can provide such expertise. We have contracted an experienced uranium producer to strip, elute, precipitate and drum our uranium resins to produce dried uranium concentrate for sale. The success of processing our uranium resins depends upon the contractor’s ability to provide services in accordance with the terms of our agreement.

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

Risks Related to Corporate and Financial Structure

There could be problems with construction and operation of the Nichols Ranch ISR Uranium Project which could result in cost overruns, production delays and require us to raise more capital to continue operations.

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

It is common in new mining operations to experience unexpected problems and delays in development and mine start-up. In addition, delays in the commencement of mineral production often occur. Any delay in the performance of any one or more of the contractors, suppliers, consultants or other persons on which we depend, or lack of availability of required equipment, material, supplies or workers could delay or prevent commencement of operations at our Nichols Ranch ISR Uranium Project. Any delays or other problems in starting up could result in cost overruns, delay or prevent production and require us to raise additional capital to continue operations. If we are unable to raise additional capital, as needed, we may not be able to continue mining operations.

We may not be able to initiate production or achieve targeted production rates at our Nichols Ranch ISR Uranium Project.

Commencement of mining operations at our Nichols Ranch ISR Uranium Project is dependent on a number of risk factors, including regulatory requirements, changes in governmental regulations, loss of key employees, environmental and mining hazards, lack of necessary materials and supplies, uncertainty in resource estimates and fluctuations in the price of uranium. Any changes in these risk factors could result in delays in initiating production or could prevent us from achieving targeted production amounts, which could result in us not being profitable.

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

We have no operating history upon which we can base forecasts of estimated future production and operating costs for the Nichols Ranch ISR Uranium Project. Such forecasts derive estimates of production and cash operating costs from, among other things:

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

We may be unable to timely pay our obligations under our outstanding note, which may result in us losing some of our assets covered by the mortgage and security agreement related to the note to the extent necessary to cover our obligations and may adversely affect our assets, results of operations and future prospects.

On November 26, 2013, we entered into a Financing Agreement (the “Financing Agreement”) with Johnson County, Wyoming (the “County”) pursuant to which the County agreed to loan to us (the “Loan”) the proceeds from the sale of its $20,000,000 Taxable Industrial Development Revenue Bond, Series 2013, (the “Bond”) upon the terms and conditions set out in the Financing Agreement, for the purpose of financing our Nichols Ranch Project.

The Bond was issued by the County pursuant to an indenture of trust dated as of November 26, 2013 between the County and UMB BANK, n.a. as trustee thereunder (the “Trustee”). The State of Wyoming, acting by and through the Wyoming State Treasurer, agreed to purchase the Bond subject to the terms and conditions specified under Wyoming Statute 9-4-715(m) and pursuant to the terms and conditions set out in a Bond Purchase Agreement entered into on November 26, 2013 among the State of Wyoming, acting by and through the Wyoming State Treasurer, the County and us. In order to evidence our obligations under the Bond Purchase Agreement, we delivered a promissory note (the “Note”) in the principal amount of $20,000,000, dated as of the date of delivery of the Bond and due on October 1, 2020, payable to the order of the County, and endorsed to the Trustee. In order to secure the payment of the principal and interest under the Bond, the County assigned and granted to the Trustee, all right, title and interest of the County under the Financing Agreement and any and all interests in real or personal property of the Company as security for our obligations under the Financing Agreement, the Bond Purchase Agreement and the Note.

On November 26, 2013, in connection with the Financing Agreement and the Loan, we as mortgagor entered into a Mortgage & Security Agreement, pursuant to which we granted to the Trustee our rights and interests in the as-extracted collateral, contract rights relating directly or indirectly to the Lands (as identified in Exhibit A to the Mortgage), general intangibles relating directly or indirectly to the lands, fixtures or hereinafter located on the Lands or our Nichols Ranch ISR Processing Facility, goods ( including all inventory) and equipment, including without limitations the ore and all personal property identified as owned by us in the Mortgage & Security Agreement to secure our obligations under the Financing Agreement, the Bond Purchase Agreement and the Note.

If we are unable to timely satisfy our obligations under the Note, including timely payment of the interest when due and payment of the principal amount at maturity and we are not able to successfully extend the maturity date or otherwise re-negotiate the terms of the Note, the Trustee will have rights under the Mortgage and Security Agreement to potentially seize or sell the secured properties and interests, our equipment and personal property and the Nichols Ranch Processing Facility to satisfy our obligations under the Note. Any failure to timely meet our obligations under the Note may adversely affect our assets, results of operations and future prospects.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTIES

Overview

We are an exploration stage company engaged in the acquisition, exploration and, if warranted, development of uranium properties. “Uranium” used in this context refers to U3O8. U3O8, also called yellowcake, is triuranium octoxide produced from uranium deposits and is the most actively traded uranium-related commodity.

We are focused on both the exploration and extraction from of our properties in the Powder River Basin area of Wyoming. We are exploring these properties with the objective of assessing their viability for commercial ISR uranium mining. ISR is a mining process that uses a “leaching solution” to extract uranium from underground sandstone-hosted uranium deposits.

Concurrent with our exploration activities, we have been constructing a processing plant and first wellfield for the Nichols Ranch ISR Uranium Project. This construction began in early August 2011 after receiving our mine operating permits on two of our properties in the Powder River Basin area of Wyoming, known as the Nichols Ranch Unit and the Hank Unit. We believe that these properties have the potential, based on data in our possession, of being developed into ISR uranium mines. Our permits will allow us to produce uranium yellowcake concentrate, which can be sold directly to utilities for fuel used in nuclear electrical generating facilities. Because of the long lead times for environmental permitting of mining operations in North America, we filed applications to the State of Wyoming (WDEQ) and the US Nuclear Regulatory Commission (NRC) for permits for the Nichols Ranch ISR Uranium Project in December 2007. The status of our permitting activities is described more fully below under the heading “Nichols Ranch ISR Uranium Project”.

Our Powder River Basin properties include:

  our 100% owned properties that totaled 20,121 acres; and
  our 81% interest in Arkose Mining Venture properties that totaled 59,107 acres as of December 31, 2013.

We did not conduct an exploration program on our Powder River Basin properties in 2013, as geological efforts were focused on deep disposal wells and wellfields at our Nichols Ranch ISR Uranium Project. Our plan of operations during 2014 is to:

  commence mining at our Nichols Ranch ISR Uranium Project;
  continue wellfield development at the Nichols Ranch ISR Uranium Project with the drilling of additional production wells for Production Area #1 and monitor wells for Production Area #2;
  file a mine application with the NRC and the WDEQ for our Jane Dough property; and
  evaluate our Powder River Basin Properties as detailed below under “2014 Exploration Program”.

All of our projects are at the exploration stage and there can be no assurance that a commercially viable mineral deposit, or reserve, exists on any of our properties until appropriate exploratory and development work is done and results are assessed. Our economic, technical and legal feasibility of mining the Nichols Ranch ISR Uranium Project provides no assurance that it will result in a commercially viable mineral deposit and the project is exploratory in nature.

Operations

Our geologic program in the Wyoming Powder River Basin is directed by Mr. Bruce Larson, Vice-President, Exploration, and supervised by Mr. Paul Goranson our President and Chief Operating Officer. We engage contractors to carry out our exploration programs under Mr. Larson’s supervision. Contractors that we plan to engage include drilling companies and, possibly, geophysical logging companies, each according to the specific exploration program on each property.

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

Uranerz Energy Corporation – Wyoming Property Locations – December 2013

Legend:
A – Powder River Basin Properties

We plan to maintain, explore and, if warranted, enhance our properties in the Powder River Basin area of Wyoming.

Powder River Basin Properties

As of December 31, 2013, our Powder River Basin properties include both our 100% owned properties and those properties included within the Arkose Mining Venture. These principal properties comprise in total approximately 79,228 acres and consist of a combination of federal mining claims, state mineral leases and private fee mineral leases. A map showing the location of our 100% owned Powder River Basin and Arkose Mining Venture properties is provided below:

Uranerz Energy Corporation – Powder River Basin – December 2013

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

Uranerz Energy Corporation – Powder River Basin – Property Units – December 2013

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

Arkose Mining Venture

The Arkose Mining Venture properties are comprised of unpatented mineral lode claims, state leases and fee (private) mineral leases, as summarized as follows:

Property	Ownership Interest	Number of Claims/	Acreage
Composition	(1)	Leases	(Approximate)
Unpatented Mineral Lode Claims	81%	2,641	43,207 acres
State Leases	81%	3	2,080 acres
Fee (private) Mineral Leases	81%	61	13,820 acres
Total			59,107 acres

(1)	Subject to royalties, as discussed further below.

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
  North Jane
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

Forfeiture of certain Powder River Basin interests

During 2013, we decided to retain all our interests in our 100% owned mining claims in the Powder River Basin. We decided to forfeit the increase in certain mining claims comprising 180.75 acres in our Arkose Mining Venture based on the review, analysis and recommendations of our geological staff. We will continue to review our property portfolio and may decide to forfeit mineral interests in the future if we determine that they are no longer of strategic interest.

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

Within the Hank Unit we have 66 unpatented lode mining claims, two fee surface and mineral leases, and one surface use agreement. The Hank Unit permit boundary encompasses approximately 2,250 acres. Within the permit boundary, we have the right to mine approximately 1,393 acres of mineral rights. Of the 66 unpatented lode mining claims comprising the Hank Unit, 56 of the claims have a royalty interest burden, payable to Excalibur Industries, of 6 or 8 percent depending on the price of uranium. This royalty interest is based on uranium produced from these claims.

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

Arkose Mining Venture

The Arkose Mining Venture properties consist of unpatented lode mining claims, fee mineral leases, and state mineral leases. The land surface consists of private, federal and state lands. There are 2,641 unpatented lode mining claims included in the Arkose Property which comprise 43,207 acres and 61 fee mineral leases and 3 state leases included in the Arkose Property which comprise 15,900 acres. All of the unpatented lode mining claims are owned by us subject to the beneficial interests of the participants in the Arkose Mining Venture.

Of the 2,641 unpatented lode mining claims, 748 unpatented lode mining claims have an overriding royalty interest burden of 0.25% . This overriding royalty interest is based on production of uranium on these claims.

Our interest in the leased property included in the Arkose Property is a leasehold interest subject to the various terms as set forth in the applicable leases (the “Arkose Leases”). The Arkose Leases are mineral leases only and the Arkose Mining Venture obtained surface use agreements with the various surface owners of said lands prior to commencing any activities. The majority of the Arkose Leases (other than the three state leases, which are paid annually) are paid up for either five or ten years. The five-year paid-up leases have an option to extend for a second five-year term, and for so long thereafter as the property under the lease is in production. The Arkose Leases only cover uranium and other fissionable minerals. Commingling of ores from adjacent lands is allowable under the fee mineral leases.

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

Location and Access; Topography, Elevation and Vegetation; Climate

Our properties in the Powder River Basin area are located approximately 50 miles southwest of Gillette, Wyoming and 100 miles northeast of Casper, Wyoming. The Nichols Ranch site is accessed from State Highway 50 from the east or State Highway 387 from the south, and various internal gravel surface county and private roads. Casper is on Interstate 25, approximately one hour by air from either Denver, Colorado or Salt Lake City, Utah.

Our Powder River Basin properties are located in portions of Campbell and Johnson Counties, Wyoming, U.S.A., and are approximately 60 air miles northeast of Casper, Wyoming. The Powder River Basin properties cover lands in various sections in the Townships 41 to 45 North and Ranges 73 to 78 West.

The center of our properties (centered east-west) is approximately 8 miles west of the junction of Wyoming Highways 50 and 387. The properties are accessible via two-wheel drive vehicles on existing county and/or private gravel and dirt roads. Accessibility for drilling at this time appears acceptable with the exception of very wet or snowy ground surface conditions. Road improvements may be required.

The Powder River Basin properties are located within the Wyoming Basin physiographic province in the central portion of the Powder River Basin, within the Pumpkin Buttes Mining District. The Pumpkin Buttes are a series of small buttes rising several hundred feet above the surrounding plains. Portions of the Powder River Basin properties are located east, west and south of these buttes. The cap rocks on top of the buttes are erosional remnants of the Tertiary White River Formation that is believed to have overlain the majority of the Powder River Basin. The volcanic tuffs in the White River Formation have been cited as a source of uranium in this basin.

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

Geology

Our Powder River Basin properties encompass approximately 79,228 acres, and potential target mineralized zones are expected to occur throughout the properties. The potential target mineralization within the Powder River Basin properties are alteration-reduction trends hosted in the Eocene age channel sands that lie at depths of approximately 300 to 1,100 feet from the surface. Roll front deposits of uranium mineralized material are anticipated to occur within these properties. An alteration reduction trend is a natural chemical boundary trend line in a sandstone aquifer where reduced (non-oxidized) sand is in contact with altered (oxidized) sand. Uranium mineralization may be found along the trend line.

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

In addition to CCI, other uranium exploration companies during the last forty years have controlled property either within or near our Powder River Basin properties. These included Kerr McGee, Conoco, Texaco, American Nuclear, Tennessee Valley Authority and Uranerz U.S.A., Inc. Uranium One NC (via subsidiary Cogema Resources Inc.) and Power Resources Inc. d.b.a Cameco Resources (a subsidiary of Cameco Corporation) have retained portions of their original land positions in the area and Cameco is now in production at their North Butte property. The mining claims and leases originally controlled by most of these companies were let go over the years due to market conditions. These property abandonments continued into 2004.

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

Nichols Ranch Unit and Hank Unit

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

West North- Butte Satellite Properties

Between 1968 and 1985, CCI drilled approximately 380 exploratory holes within the satellite properties. From 1983 to 1985, Texas Eastern Nuclear drilled approximately 12 exploratory holes in the satellite properties and from approximately 1990 to 1992 Rio Algom Mining Corporation drilled approximately 5 exploratory holes. In 2006, we completed an acquisition of the satellite properties, and in 2007 and 2008, drilled approximately 127 exploratory holes.

Arkose Mining Venture

It is estimated that over 4,000 historic uranium exploration holes may have been drilled within the Arkose Property. This exploration was conducted by numerous exploration companies from the 1960s through the 1990s. Although this historic exploration data is known to exist, obtaining information on all but a handful (less than 50) of specific drill hole data, such as gamma, resistivity, and lithology logs, was not possible until 2010 when Uranerz acquired the Hubert log library. Coal bed methane exploration/production wells were drilled by numerous companies for development of CBM resources in the area. A total of approximately 1,250 CBM exploration/production wells have been drilled on or immediately adjacent to the Arkose Property. Most of this drilling was completed from 1,200 to 2,000 feet deep. CBM exploration/production wells and their associated gamma logs are all drilled and logged through the uranium mineralization-bearing sand horizons. Utilizing the available uranium drill data and the CBM drill data base, we had a technical report prepared in February 2008 to independently address the geology and potential uranium mineralization within our mineral holdings on the Arkose Mining Venture.

The NAMMCO Sellers commenced acquiring rights to the properties comprising the Arkose Property in 2005, and continued to do so through 2006 and 2007. On January 15, 2008, we completed the acquisition of an undivided 81% interest in the Arkose Property and formed the Arkose Mining Venture with the vendors of these properties.

Local Resources and Properties Infrastructure

Infrastructure at the site of the Powder River Basin properties is dominantly related to local oil, gas, and CBM exploration and development. Mineralized locations could affect future siting of wellfields and processing facilities. Generally, the proximity of the Powder River Basin properties to paved roads will be beneficial with respect to transportation of equipment, supplies, personnel and product to and from the properties. Power transmission lines are located on or near parts of the Powder River Basin properties. We have secured power from the local electrical service provider to accommodate our needs. Water is available from wells developed at planned facility locations (potable) and water for ISR operations will come from the operation itself, i.e. the extracted groundwater. Therefore, the basic infrastructure (power, water and transportation) required to support an ISR mining operation is located within reasonable proximity of the Powder River Basin properties.

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

Central processing plant construction was substantially completed in 2013, and production is expected to commence in the first quarter of 2014 after final NRC inspections are complete.

Exploration Completed by Uranerz

2013 Drilling Program

Our 2013 drilling program was restricted to adding production and monitor wells for our Nichols Ranch ISR Uranium Project. No new exploration drilling was conducted.

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

A total of 84 holes were drilled on the Arkose Mining Venture properties during 2012. All of the exploration holes were drilled in the Monument project area. Drilling targets were mainly in the 70 and 80 Sands at Monument, with a total of 85,365 feet drilled at an average depth of 1,016 feet per hole. The trends of mineralization that were found in the Monument project area in 2011 were further explored. A total of 2.2 miles of new roll front mineral trends were drilled in 2012. Drilling results in 2012 did not progress to the point where economic reports or evaluations could be undertaken.

At the wellfield production Unit 1 of Nichols Ranch, 263 production wells were cased and cemented. The production wells are being connected to header houses with buried feeder lines. It was planned that initial production should begin with four header houses. Three header houses were set on their foundations in 2012 and were in the process of being connected to individual production wells.

2011 Drilling Program

During 2011, we were engaged in exploration efforts on both our 100% owned Powder River Basin properties and on the Arkose Mining Venture Powder River Basin properties. The purpose of the 2011 drilling program was to find previously unknown or little-known uranium mineralization trends and to delineate known trends, which would provide data for permitting and eventual production operations in favorably identified areas. During the 2011 drilling program, approximately six miles of uranium roll front trends were investigated

On our 100% owned properties, 38 delineation holes were drilled on our Nichols Ranch property. The purpose of this drilling was for final delineation drilling in Production Area #2 prior to beginning the monitor well and production well installation in Production Area #1.

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

2014 Exploration Program

For 2014, at this time, we do not plan to conduct exploration drilling on our properties. All geologic personnel and staff will be concentrating on wellfield development at the Nichols Ranch ISR Uranium Project. Exploration drilling will resume at a later date.

Wellfield drilling plans include completing a small number of wells drilled in 2013 but not finished for Header House 1 to 4 and installation of all surface flow and utility lines to Header Houses 5 and 6. Drilling is planned to resume in the spring of 2014 with contract drilling rigs. The rigs will drill additional production wells for Production Area #1 and monitor wells for Production Area #2.

Approximately 492 wells are planned to be installed in Nichols Ranch Production Area #1; 252 injection wells and 240 recovery wells.

Nichols Ranch ISR Uranium Project

The current mine plan for the Nichols Ranch ISR Uranium Project includes a processing facility at our Nichols Ranch property and a second ion exchange facility at our Hank property. The processing facility is licensed for a capacity of two million pounds per year of uranium (as U3O8) and it is intended that it will process uranium-bearing wellfield solutions from Nichols Ranch. Uranium-loaded resin from both Nichols and Hank will be transported to Cameco’s plant to complete the processing. The project received its regulatory approvals in 2011 and construction is substantially complete.

Location of the Nichols Ranch ISR Uranium Project

The Nichols Ranch ISR Uranium Project, as presently licensed, is on the properties comprising our Nichols Ranch ISR main unit and our Hank ISR satellite unit, as illustrated below:

Uranerz Energy Corporation – Nichols Ranch ISR Uranium Project Map – December 2013

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

Mining Plan

In order to mine the uranium resources at the Nichols Ranch ISR Uranium Project, infrastructure including four Production Areas, a processing plant and a second ion exchange plant at the Hank Unit will need to be constructed. See “Nichols Ranch ISR Uranium Project” above. Wellfields are designated areas above the mineralized zone within the Production Areas that are sized to achieve the desired production goals. The piping/well system will inject water-leaching solution into the mineralized zone and recover the uranium-enriched water after it has flowed through the mineralization. The mineralized zone is the geological sandstone unit where the recovery solutions are injected and recovered in an in-situ recovery wellfield, and it is bounded between impermeable confining areas. Wellfield areas are the individual areas that will be mined within each Production Area. The injection and recovery wells are completed in the mineralized zones.

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

The Nichols Ranch Unit is anticipated to include the Nichols Ranch processing plant and two Production Areas, Production Area #1 and Production Area #2. As the productivity or solution grade (uranium concentration in the recovered ground water) of some patterns for Production Area #1 decrease below the economic limit, replacement patterns from Production Area #2 will be placed into operation in order to maintain the desired flow rate and solution grade at the processing plant. Eventually, all the patterns in Production Area #1 will reach their economic limit and all production flow in that area will cease. At that time, all production flow will be coming from Production Area #2 and restoration activities will commence at Production Area #1.

Each planned Nichols Ranch Unit Production Area includes a number of injection wells, recovery wells, monitoring wells, header houses and associated piping and power supply. Header houses will be located within the Production Areas and will distribute recovered fluids from recovery wells to trunk lines, and injection fluids from the processing facility through the trunk lines to injection wells. The planned Nichols Ranch Unit (Production Areas #1 and #2) is anticipated to include the following:

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

  168 injection wells;
  150 recovery wells;
  53 monitoring wells; and
  6 header houses.

Four Underground Injection Control (“UIC”) deep disposal wells are required; two at the Nichols Ranch Unit and two at the Hank Unit, for disposal of liquid wastes from wellfield bleed, processing plant operations and restoration. Two deep disposal wells have been installed and are ready for use at the Nichols Ranch Unit.

Mine Planning and Permitting

We are proceeding with completion of mine construction for the Nichols Ranch ISR Uranium Project. The primary regulatory approvals for an ISR uranium mine came from the WDEQ at the state level, and from the NRC at the federal level. The WDEQ issued a Permit to Mine, and the NRC issued a Source Material License. Both the state and federal agencies looked at all environmental aspects of a proposed ISR mine including reclamation of the land surface following mining operations, and restoration of impacted ground water. Work place safety and the safety of the public are also closely monitored by regulatory agencies. Posting of a reclamation bond by the mine operator with the regulatory agencies in an amount of $6.8 million to cover the total estimated cost of reclamation by a third party was also a requirement of the licenses. The reclamation bond was provided in 2011.

We have not completed any comprehensive feasibility studies on these properties demonstrating that mine construction on any of the properties is commercially warranted. Accordingly, we do not have “proven” or “probable” reserves as such terms are defined in Guide 7 nor do we expect to have such reserves when we commence operations. Proceeding with these advanced activities prior to completing detailed feasibility analysis adds risk to our plan of operations and we may incur costs which might not otherwise have been incurred.

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
WDEQ-LQD - Wyoming Department of Environmental Quality Land Quality Division
WDEQ-WQD - Wyoming Department of Environmental Quality Water Quality Division
WDEQ-AQD - Wyoming Department of Environmental Quality Air Quality Division
WYPDES – Wyoming Pollution Discharge Elimination System
SEO - State Engineer's Office

2014 Plan of Operations for Powder River Basin Properties

During 2014, we plan to:

  start mining operations at our Nichols Ranch Unit;
  continue wellfield development at the Nichols Ranch ISR Uranium Project with the drilling of additional production wells for Production Area #1 and monitor wells for Production Area #2; and
  continue with our permitting and mine planning efforts comprising environmental studies and engineering and design in connection with the application to mine Jane Dough.

All of our projects are at the exploration stage and there can be no assurance that a commercially viable mineral deposit, or reserve, exists on any of our properties until appropriate exploratory work is done and results are assessed. Further exploration will be required before a final evaluation as to the economic, technical and legal feasibility of mining of any of our exploration properties is determined. There is no assurance that further exploration will result in a final evaluation that a commercially viable mineral deposit exists on any of our mineral properties. We will require additional financing in order to pursue exploration, and if warranted, development of these projects. Because of the long lead times for environmental permitting of mining operations in North America, we have started to collect environmental baseline data and prepare the environmental permitting applications on a third property, Jane Dough, adjacent to the Nichols Ranch Unit, that has the potential, based on data in our possession, of being constructed into an ISR uranium mine. However, we have not at this stage completed any comprehensive feasibility study on this property demonstrating that it is commercially warranted. Proceeding with these advanced activities prior to completing detailed feasibility analysis adds risk to our plan of operations and we may incur costs which might not otherwise have been incurred.

2014 Property Expenditures

Our property related cash expenditures in 2014 (excludes operating costs/revenues and general and administrative expenses) are estimated to be $11 million. This estimate is subject to change. Major property acquisitions, if any, are in addition to the estimate set out above.

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

ITEM 3A. EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information with respect to our current executive officers. The ages of the executive officers are shown as of December 31, 2013.

Name	Current Office with Company	Principal Occupation	Director/Officer Since	Age

Glenn Catchpole	Chief Executive Officer; Director	Chief Executive Officer, Uranerz Energy Corporation	March 1, 2005	70

Dennis Higgs	Executive Chairman; Director	Executive Chairman, Uranerz Energy Corporation	May 26, 1999	55

Paul Goranson	President and Chief Operating Officer; Director	President and Chief Operating Officer, Uranerz Energy Corporation	December 2, 2013	51

Benjamin Leboe	Senior Vice-President, Finance and Chief Financial Officer	Chief Financial Officer, Uranerz Energy Corporation	May 23, 2006	68

Sandra MacKay	Senior Vice-President, Legal and Corporate Secretary	Senior Vice President, Legal and Corporate Secretary, Uranerz Energy Corporation	July 1, 2009	54

The following is a description of the business background of the executive officers of Uranerz Energy Corporation.

Mr. Glenn Catchpole was appointed to the Board of Directors and became our President and Chief Executive Officer on March 1, 2005. On December 2, 2014, Mr. Catchpole resigned as President. Mr. Catchpole is a licensed professional engineer who holds an M.S. in civil engineering from Colorado State University. He has been active in the uranium solution mining industry since 1978, holding various positions including wellfield engineer, project manager, general manager and managing director of several uranium solution mining operations.

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

Following his departure from Cameco in 2002, Mr. Catchpole was an independent consulting engineer providing project management to the oil and gas, mining, and construction industries. Mr. Catchpole is experienced in all phases of project management including environmental permitting, procurement, scheduling, budgeting, and construction of infrastructure and main facilities. He has served on numerous project evaluation and due diligence teams.

In addition to his duties at Uranerz Energy Corporation, Mr. Catchpole recently served as the President of the Uranium Producers of America (“UPA”) which is a trade association consisting of some 15 uranium companies and one U.S. conversion facility. The UPA works with US Congressmen and Senators, and federal agencies to promote disposition of the US government uranium stockpile in such a way as minimize the adverse impact on the uranium market.

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

Mr. Paul Goranson was appointed to the Board of Directors and became our President and Chief Operating Officer on December 2, 2013. Mr. Goranson is a licensed professional engineer and has over twenty-five years of mining, processing and regulatory experience in the uranium extraction industry that includes both conventional and in-situ recovery ("ISR") mining. Most recently Mr. Goranson was President of Cameco Resources, a wholly-owned U.S. subsidiary of Cameco Corporation, which is one of the world's largest uranium mining companies. Mr. Goranson was responsible for executing the "Double U" growth strategy for Cameco's U.S. operations, including developing production expansion projects such as the North Butte ISR uranium recovery facility and the refurbishment of the Highland Central Processing Plant. While President of Cameco Resources, Mr. Goranson's responsibilities included executive leadership for the operations at the Smith Ranch-Highland, Crow Butte and North Butte ISR uranium recovery facilities.

Prior to Cameco Resources, Mr. Goranson was Vice President of Mesteña Uranium LLC where he led the construction, startup and operation of the Alta Mesa project that achieved over one million pounds of uranium production per year under his stewardship. At Mesteña his responsibilities included responsibility for marketing uranium where he negotiated long term uranium supply contracts with nuclear utilities as well as spot uranium sales. Prior to Mesteña, Mr. Goranson was the manager for radiation safety, regulatory compliance and licensing with Rio Algom Mining LLC, a division of BHP Billiton.

Mr. Goranson has been past President of the Uranium Producers of America. He has also served on the Boards of the Wyoming Mining Association, the Texas Mining Association, the Nuclear Energy Institue and the National Mining Association where he chaired several uranium industry committees.

Mr. Benjamin Leboe was appointed as the Company’s Chief Financial Officer on May 23, 2006 and acted as our Corporate Secretary from October, 2006 to December, 2007 and from January 2009 to July 2009. He was appointed Senior Vice President, Finance and Chief Financial Officer on July 1, 2010. Mr. Leboe was a Senior Consultant of the Business Development Bank of Canada from January 2005 to February 2006. Previously, from 1990 to 2004, Mr. Leboe was a senior financial officer and executive in public companies based in Vancouver and Montreal.

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

ITEM 4. MINE SAFETY DISCLOSURE

Mine Safety Disclosure

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (“Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the year ended December 31, 2013, the Company’s mineral properties were not subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety Act.

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

Period	High	Low
2013
Fourth Quarter	$1.30	$.80
Third Quarter	$1.64	$.90
Second Quarter	$1.43	$.94
First Quarter	$1.61	$1.21
2013

2012
Fourth Quarter	$1.73	$1.23
Third Quarter	$1.89	$1.17
Second Quarter	$2.58	$1.08
First Quarter	$3.07	$1.83

Period	High	Low
2011
Fourth Quarter	$2.30	$1.17
Third Quarter	$3.47	$1.36
Second Quarter	$3.53	$2.52
First Quarter	$5.93	$2.60

As of March 10, 2014, the closing bid quotation for our common stock was $1.83 per share as quoted by the NYSE MKT.

As of March 10, 2014, we had 85,953,774 shares of common stock issued and outstanding, held by approximately 12,000 shareholders. Most shares are registered through intermediaries, making the precise number of shareholders difficult to obtain.

Dividend Policy

We have never paid cash dividends on our capital stock. We anticipate that we will retain any earnings to support operations and to finance the growth of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future. Any further determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent on the financial condition, operating results, capital requirements and other factors that our Board of Directors deems relevant. We have never declared a dividend.

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

Repurchase of Securities

During 2013, neither we nor any of our affiliates repurchased shares of our common stock registered under Section 12 of the Securities Exchange Act of 1934, as amended.

Equity Compensation Plan Information

As at December 31, 2013, we had one equity compensation plan under which our shares of common stock have been authorized for issuance to our officers, directors, employees and consultants, namely our 2005 Stock Option Plan, as amended. Our 2005 Stock Option Plan, as amended, has been approved by our shareholders.

The following summary information is presented for our 2005 Stock Option Plan, as amended, as of December 31, 2013.

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Plan Category	(a)	(b)	(c)

Equity Compensation Plans Approved By Security Holders	11,245,380	$2.07	15,007,860

Equity Compensation Plans Not Approved By Security Holders	Not Applicable	Not Applicable	Not Applicable

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

Persons Eligible

Any employee, director, general partner, officer, attorney, accountant, consultant or advisor providing services to us, any parent or affiliate of our Company is eligible to be designated a participant in the Stock Option Plan.

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

Terms and Conditions of Stock Options

Stock options may be granted to any person who is performing or who has been engaged to perform services of special importance to management in our operation and growth. As of June 11, 2008 the option price of stock options is set at the weighted average closing market price for the five days preceding the grant. All stock options granted under the Stock Option Plan must be granted within twenty years of the date the plan was adopted and all granted stock options must be exercised within ten years of the date of grant. The Committee may grant stock options which vest in installment periods and may modify such periods to accelerate vesting. Stock options are evidenced by a stock option agreement form.

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

Recent Sales of Unregistered Securities

All unregistered sales of equity securities in 2013 were previously reported on Form 8-K.

Stock Performance Graph

The performance graph below shows Uranerz Energy Corporation’s cumulative total return based on an initial investment of $100 in Uranerz’ common stock, as compared with the Russell 2000 Index, NYSE MKT Natural Resources Index, NYSE MKT Composite, NASDAQ Composite Total Return, and a peer group consisting of Uranium Energy Corp., UR Energy Corp., and Powertech Uranium Corp. The chart shows yearly performance marks over a five year period. This performance chart assumes: (1) $100 was invested on January 1, 2009 in Uranerz common stock at the initial price of $1.00, in the Russell 2000 Index, NYSE MKT Natural Resources Index, NYSE MKT Composite, NASDAQ Composite Total Return, and the peer group’s common stock; and (2) all dividends are reinvested. Canadian dollar closing price quotes on the Toronto Stock Exchange are converted to United States dollars using the noon exchange rates as quoted by the Federal Reserve Bank on the date of the closing price quote. Dates on the chart represent the last trading day of the indicated fiscal year.

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data about Uranerz for the last five years is set forth in the table below. You should read the data in the table in conjunction with the consolidated financial statements and related notes set forth in Item 8, “Financial Statements and Supplementary Data”.

Dollars and shares in thousands, except
per share amounts	2013	2012	2011	2010	2009
Operating expenses
Depreciation	$201	242	216	200	176
Reclamation accretion	$78	50	2	-	-
Foreign exchange	$(39)	23	50	6	3
General and administrative	$6,862	6,274	12,995	8,424	4,599
Mineral property expenditures	$18,107	22,801	12,260	6,662	4,778
Total operating expenses	$25.209	29,390	25,523	15,292	9,556
Gain on sale on investment securities	$-	-	-	-	-
Interest income	$17	42	79	52	155
Interest expense	$(1,329)	-	-	-	-
Loss on settlement of debt	$-	-	-	-	-
Mineral property options received	$-	-	-	-	-
Gain (Loss) on discontinued operations	$-	-	-	-	-
Non-controlling interest - portion of net loss	$250	373	570	640	702
Net loss and comprehensive loss attributable to Company Stockholders	$26,271	28,975	24,874	14,600	8,699

Common stock data
Weighted average shares outstanding	79,946	77,166	75,981	64,433	57,060
Net loss per share – basic and diluted	$0.33	0.38	0.33	0.23	0.15

Total shares outstanding at December 31	85,815	77,208	77,087	70,821	64,195
Balance sheet data at December 31
Total assets	$16,949	11,553	38,894	40,634	30,810
Property and equipment – net	$706	592	470	503	541
Working capital	$11,050	5,718	32,760	36,526	29,191
Total debt	$20,000	-	-	-	-
Common shareholders’ equity	$(6,662)	8,208	35,637	39,767	30,033
Cash flow data
Net cash used for operating activities	$23,287	27,668	16,552	10,897	8,170
Net cash used for (provided by) investing activities	$328	440	155	(6,904)	(11,590)
Net cash provided by financing activities	$28,514	480	14,915	20,004	16,184

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements for the three years ended December 31, 2013, and the related notes thereto. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the section heading “Item 1A. Risk Factors” and elsewhere in this Annual Report. See section heading “Cautionary Statement Regarding Forward-Looking Statements”.

Overview

We are an exploration stage company engaged in the acquisition and exploration of uranium properties. We own interests in properties in the Powder River Basin of Wyoming and we are principally focused on the exploration and exploitation of these projects. We plan to maintain, explore and, if warranted, enhance our projects in the Powder River Basin area of Wyoming.

In December 2007, we filed permit applications to mine two of our properties in the Powder River Basin area of Wyoming that we feel may have the potential, based on data in our possession, of being developed into commercial in-situ recovery uranium mines. These permit applications for our Nichols Ranch ISR Uranium Project were approved in 2011. Construction commenced in August 2011 with completion in late 2013.

In support of our goals for 2013, we focused our efforts on the following six key operating priorities:

  mine planning and construction at our Nichols Ranch ISR Uranium Project;
  wellfield installation in Production Area #1 at the Nichols Ranch Unit;
  environmental and mine planning for additional permitting of our projects in the Powder River Basin, Wyoming;
  assessment of properties and evaluation of uranium potential;
  investor relations and financing; and
  recruitment and training of personnel for the Nichols Ranch ISR Uranium Project.

Results of Operations

Twelve-month period ended December 31, 2013 compared to twelve-month period ended December 31, 2012

Revenue

We have not earned any revenues to date and we do not expect to generate any revenues until mid-2014.

Operating Expenses and Other Expenses (Income)

We incurred total operating expenses of $25,209,569 for the twelve-month period ended December 31, 2013, as compared to $29,389,744 for the corresponding period in 2012. General and administrative expenses increased $588,504 and includes $1,629,333 of stock-based compensation, while mineral property expenditures for exploration and mine planning declined $4,694,373 over 2012, primarily attributable to decreased expenditures at Nichols Ranch. Our general and administrative expenses, excluding stock based compensation, consisting primarily of payroll, consulting, investor relations and general overhead was relatively unchanged from 2012 reflecting stable operations as cost variations primarily relate to the Nichols Ranch ISR Uranium Project.

We earned $16,753 of interest income for the twelve-month period ended December 31, 2013 as compared to $42,407 for the corresponding period in 2012. This decrease was due to reduced cash balances. The non-controlling interest of our Arkose Mining Venture absorbed $250,380 of our 2013 net loss ($372,888 in 2012). Net loss and comprehensive loss attributable to the Company for the twelve-month period ended December 31, 2013 was $26,271,275, as compared to $28,974,449 in 2012.

Our 2013 Plan of Operations, described in our Annual Report on Form 10-K/A filed with the SEC on April 29, 2013, outlined planned expenditures which were subsequently substantially incurred as expected. As described, our mineral property expenditures expense includes construction and wellfield costs in compliance with the SEC’s interpretation of Guide 7. Our general and administrative expenses continued at 2012 levels as we complied with our obligations to many stockholders as a reporting company under the Securities Exchange Act of 1934, as amended, listed on the NYSE MKT and the Toronto Stock Exchange. As anticipated, we did not earn any revenues during the 2013 fiscal year as we were engaged in exploration and permitting of and preparation for extraction from our mineral properties.

Cash Used in Operating Activities

Net cash used in operating activities was $23,286,877 for the twelve-month period ended December 31, 2013, compared to $27,668,269 for the corresponding period in 2012. The decrease in net cash used in operations of $4,381,392 is primarily due to a decrease of mineral property expenditures which includes a reduced level of costs related to our Nichols Ranch ISR Uranium Project.

Cash Used in Investing Activities

We invested $328,405 in property, equipment and reclamation deposits in the twelve- month period ended December 31, 2013, compared to $439,690 the corresponding period in 2012. Nichols Ranch ISR Uranium Project costs of $16,913,734 (2012 - $21,280,188) were recorded as mineral property expenditures.

Cash Provided by Financing Activities

Net cash provided by financing activities amounted to $28,514,248 for the twelve-month period ended December 31, 2013, primarily proceeds from notes payable of $20,000,000 and $8,890,560 from a public offering of common stock, compared to $479,924 for the corresponding period in 2012 when common stock warrants and options were exercised.

Twelve-month period ended December 31, 2012 compared to twelve-month period ended December 31, 2011

Revenue

We have not earned any revenues to date and we do not expect to generate any revenues until mid- 2014.

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

Our 2012 Plan of Operations, described in our Annual Report on Form 10-K filed with the SEC on March 14, 2012, outlined planned expenditures which were subsequently substantially incurred as expected. As we anticipated, our exploration expenses, excluding wellfield costs, were reduced following the receipt of approvals for construction of the Nichols Ranch ISR Uranium Project in July 2011. Our general and administrative expenses continued at 2011 levels as we complied with our obligations to many stockholders as a reporting company under the Securities Exchange Act of 1934, as amended, listed on the NYSE MKT and the Toronto Stock Exchange. As anticipated, we did not earn any revenues during the 2012 fiscal year as we were engaged in exploration and permitting of and preparations for extraction from our mineral properties.

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

Operating Expenses and Other Expenses (Income)

We incurred total operating expenses of $25,523,221 for the twelve-month period ended December 31, 2011, as compared to $15,291,692 for the corresponding period in 2010. Operating expenses in the amount of $6,299,188 were attributable to stock- based compensation included in general and administrative expense, an increase of $2,553,023, while mineral property expenditures, for exploration and mine planning, increased $5,597,782 over 2010. Our general and administrative expenses, excluding stock based compensation, consisted primarily of payroll, consulting, investor relations and general overhead increased $2,018,586 over 2010 reflecting increased executive compensation, corporate affairs and growth in Casper operations to accommodate the Nichols Ranch ISR Uranium Project.

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

Our 2011 Plan of Operations, described in our Annual Report on Form 10-K filed with the SEC on March 15, 2011, outlined planned expenditures which were subsequently substantially incurred as expected. As we anticipated, our exploration expenses, excluding capital acquisitions, were reduced following the receipt of approvals for construction of the Nichols Ranch ISR Uranium Project in July 2011. Our general and administrative expenses continued to increase as we complied with our obligations to many stockholders as a reporting company under the Securities Exchange Act of 1934, as amended, listed on the NYSE MKT and the Toronto Stock Exchange. As anticipated, we did not earn any revenues during the 2011 fiscal year as we were engaged in exploration and permitting of and preparations for extraction from our mineral properties.

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

Assets and Liabilities

We had total assets of $16,948,765 at December 31, 2013 compared to $11,553,494 at December 31, 2012, primarily cash accumulated from a secured loan. Deferred finance costs are $307,120 (2012 – Nil). Non-current prepaid expenses and deposits amounted to $2,629,310 at December 31, 2013 (2012 - $3,092,535), Property and Equipment was $706,447 compared to $591,601 at December 31, 2012. Construction in progress costs are expensed as mineral property expenditures. Our liabilities were $23,497,244 compared to $3,223,151 at December 31, 2012. Liabilities include secured notes payable of $20,000,000 (2012 - Nil) and Asset Retirement Obligation of $1,241,481 (2012 - $1,071,843).

Liquidity and Capital Resources

Our operations have been financed by proceeds from issuances of common stock and long term debt. Our cash and short term security position at December 31, 2013 was $11,915,676 compared to $7,016,710 as of December 31, 2012. We had working capital of $11,050,125 as of December 31, 2013, compared to working capital of $5,718,050 as of December 31, 2012.

Financings

During the year ended December 31, 2013, we:

1. Issued 57,500 shares of common stock upon the exercise of stock options for cash proceeds of $38,375.

2. Completed a public offering of 8,550,000 units, comprised of 8,550,000 common shares and 4,275,000 common share purchase warrants, at $1.17 per unit for gross proceeds of $10,003,500. Each warrant entitled the holder to purchase one common share for $1.60 for a period ending March 5, 2016, subject to acceleration.

3. Issued secured notes payable for $6,000,000; repaid in 2013.

4. Issued secured notes payable for $20,000,000.

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

Capital Requirements

Our cash position of $11,915,676 at December 31, 2013 is available for future operations. We estimate that our cash requirements for operations over the next twelve months will be approximately $7 million. Our estimated capital expenditures will require an additional $420,000. Therefore, we expect that we will not be required to raise additional capital to fund expenditures for operations and capital costs over the next twelve months. Property acquisitions and operations beyond 2014 will be financed through cash on hand, cash flow from operations, and potentially through debt and one or more equity issues.

Our plan of operation for the next twelve months is to continue with exploration and, if warranted, development of our Wyoming Powder River Basin properties. Our planned geological exploration programs are described in Item 2 of this Annual Report. In addition to our planned operating expenditures we may increase exploration expenditures and make additional property acquisitions beyond the above as opportunities arise. We plan to continue construction of our Nichols Ranch ISR Uranium Project. Our exploration plans will be continually evaluated and modified as exploration and permitting results become available. Modifications to our plans will be based on many factors, including: results of exploration, assessment of data, weather conditions, exploration costs, the price of uranium and available capital. Further, the extent of our operations and investment programs that we undertake will be dependent upon the amount of financing available to us.

We estimate that initial revenues from the Nichols Ranch ISR Uranium Project will commence in mid-2014.

Future Financings

Notwithstanding our expected cash flow from operations, we may require additional financing to carry out an expanded program of exploration, mine planning, property acquisitions and preparations for extraction from the Nichols Ranch ISR Uranium Project during 2014. This may comprise debt financing and/or additional sales of our common stock in order to raise the funds necessary to pursue opportunities and to fund our working capital.

Issuances of additional shares would result in dilution to our existing shareholders. There is no assurance that we will be successful in completing any financings. Failure to obtain additional financing on a timely basis could require a reduced plan of operations and acquisitions in 2014.

As we expect our reliance on equity and debt financings to continue into the future, the future market conditions will be critical for us to raise necessary funds to meet our funding requirements. We may seek multiple solutions including, but not limited to, equity, credit facilities or debenture issuances.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements at December 31, 2013 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders. Our commitments and contingencies are described in Notes 1, 4 and 13 of the audited consolidated financial statements following under the section heading “Item 8. Financial Statements and Supplementary Data”.

Contractual Obligations

Our contractual obligations extending beyond the fiscal year ended December 31, 2013 are described in Notes 7, 8, 13 and 16 of the audited consolidated financial statements following under the section heading “Item 8. Financial Statements and Supplementary Data”.

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

Options granted to consultants are valued based at the fair value of the service received by the Company unless the amount is not readily determinable, in which case they are valued using the Black-Scholes model.

Accounting Developments

We have implemented all new accounting pronouncements that are in effect and that may impact its financial statements and we have disclosed all recently issued accounting pronouncements in the Notes to the Consolidated Financial Statements for the year-ended December 31, 2013.

Subsequent Events

On January 22, 2014 the Company renewed an office lease for a primary term of two years, beginning the 1st day of February, 2014 and ending on the 31st day of January, 2016. Rent consideration is $142,010 per annum. The lease agreement may be renewed for two additional years.

On February 15, 2014 Executive Officers and Directors voluntarily relinquished 1,814,000 stock options with an average exercise price of $ 3.43, in order to reduce the number of options outstanding and replenish the amount of options available for future grants.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not exposed to risks associated with commodity prices, interest rates and credit as of December 31, 2013. Commodity price risk is defined as the potential loss that we may incur as a result of changes in the fair value of uranium. Interest rate risk results from our debt and equity instruments that we issue to provide financing and liquidity for our business. Credit risk would arise from the extension of credit throughout all aspects of our business but is not yet significant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Uranerz Energy Corporation
(An Exploration Stage Company)

December 31, 2013 and 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Uranerz Energy Corporation
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Uranerz Energy Corporation as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive loss, cash flows and stockholders’ equity (deficit) for each of the years in the three-year period ended December 31, 2013, and accumulated from May 26, 1999 (Date of Inception) to December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Uranerz Energy Corporation as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013 and accumulated from May 26, 1999 (Date of Inception) to December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Uranerz Energy Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ “Manning Elliott LLP”

CHARTERED ACCOUNTANTS
Vancouver, Canada
March 11, 2014

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	December 31,	December 31,
	2013	2012
	$	$

ASSETS

Current Assets

Cash	11,915,676	7,016,710
Prepaid expenses and deposits (Note 5(a))	1,313,558	824,162
Other current assets	76,654	28,486
Total Current Assets	13,305,888	7,869,358

Debt Issuance Costs (Note 7(b))	307,120	–
Prepaid Expenses and Deposits (Note 5(a))	548,271	1,024,136
Mineral Property Reclamation Surety Deposits (Note 8)	2,081,039	2,068,399
Property and Equipment (Note 3)	706,447	591,601
Total Assets	16,948,765	11,553,494

LIABILITIES AND EQUITY (DEFICIT)

Current Liabilities

Accounts payable	580,984	1,269,967
Accrued liabilities (Note 5(b))	1,674,779	866,807
Due to related parties (Note 6(a))	–	14,534
Total Current Liabilities	2,255,763	2,151,308

Note Payable (Note 7(b))	20,000,000	–
Asset Retirement Obligations (Note 8)	1,241,481	1,071,843
Total Liabilities	23,497,244	3,223,151

Commitments and Contingencies (Notes 1, 4 and 13)
Subsequent Events (Note 16)

Equity (Deficit)

Preferred Stock, 10,000,000 shares authorized, $0.001 par value; No shares issued and outstanding	–	–

Common Stock, 750,000,000 shares authorized, $0.001 par value; 85,815,074 and 77,207,574 shares issued and outstanding, respectively (Note 9)	85,815	77,208

Additional Paid-in Capital	156,814,709	145,421,983

Deficit Accumulated During the Exploration Stage	(163,562,491)	(137,291,216)

Uranerz Stockholders’ Equity (Deficit)	(6,661,967)	8,207,975

Non-controlling Interest	113,488	122,368

Total Equity (Deficit)	(6,548,479)	8,330,343

Total Liabilities and Equity (Deficit)	16,948,765	11,553,494

(The accompanying notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Comprehensive Loss
(Expressed in US dollars)

	Accumulated From
	May 26, 1999
	(Date of Inception)		Years Ended
	to December 31,		December 31,
	2013	2013	2012	2011
	$	$	$	$

Revenue	–	–	–	–

Expenses
Depreciation	1,235,955	200,920	241,610	215,740
Accretion expense (Note 8)	130,442	78,025	49,899	2,518
Foreign exchange loss (gain)	65,977	(39,130)	22,612	49,610
General and administrative (Notes 6 and 10)	63,629,217	6,862,751	6,274,247	12,995,662
Mineral property expenditures (Notes 4(m) and 10)	103,784,995	18,107,003	22,801,376	12,259,691
Total Operating Expenses	168,846,586	25,209,569	29,389,744	25,523,221
Operating Loss	(168,846,586)	(25,209,569)	(29,389,744)	(25,523,221)
Other Income (Expense)
Gain on sale of investment securities	79,129	–	–	–
Interest income	2,078,084	16,753	42,407	79,165
Interest expense	(1,328,839)	(1,328,839)	–	–
Loss on settlement of debt	(132,000)	–	–	–
Mineral property option payments received	152,477	–	–	–
Total Other Income (Expense)	848,851	(1,312,086)	42,407	79,165
Loss from continuing operations	(167,997,735)	(26,521,655)	(29,347,337)	(25,444,056)

Discontinued operations
Loss from discontinued operations	(28,732)	–	–	–
Gain on disposal of discontinued operations	979,709	–	–	–
Gain on Discontinued Operations	950,977	–	–	–
Net Loss and Comprehensive Loss	(167,046,758)	(26,521,655)	(29,347,337)	(25,444,056)
Net Loss and Comprehensive Loss attributable to non-controlling interest	3,484,267	250,380	372,888	570,423
Net Loss and Comprehensive Loss Attributable to Company Stockholders	(163,562,491)	(26,271,275)	(28,974,449)	(24,873,633)
Amounts attributable to Company stockholders
Loss from continuing operations	(164,513,468)	(26,271,275)	(28,974,449)	(24,873,633)
Gain on discontinued operations	950,977	–	–	–
Net Loss Attributable to the Company	(163,562,491)	(26,271,275)	(28,974,449)	(24,873,633)
Net Loss Per Share – Basic and Diluted		(0.33)	(0.38)	(0.33)

Weighted Average Number of Shares Outstanding		79,901,000	77,166,000	75,981,000

(The accompanying notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)

	Accumulated From
	May 26, 1999
	(Date of Inception)		Years Ended
	to December 31,		December 31,
	2013	2013	2012	2011
	$	$	$	$
Operating Activities
Net loss and comprehensive loss	(167,046,758)	(26,521,655)	(29,347,337)	(25,444,056)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,235,955	200,920	241,610	215,740
Accretion expense	130,442	78,025	49,899	2,518
Accretion of discount on notes payable	525,461	525,461	–	–
Amortization of financing costs	298,202	298,202	–	–
Asset retirement cost	1,111,039	91,613	682,380	337,046
Equity loss on investment	74,617	–	–	–
Gain on disposition of discontinued operations	(979,709)	–	–	–
Gain on sale of investment securities	(79,129)	–	–	–
Loss on settlement of debt	132,000	–	–	–
Non-cash mineral property option payment	(37,500)	–	–	–
Shares issued to acquire mineral properties	19,105,000	–	–	–
Warrants issued for mineral property costs	1,258,000	–	–	–
Stock-based compensation	30,215,841	1,997,802	1,448,394	6,404,307
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(1,855,592)	(13,531)	(141,434)	(65,012)
Other current assets	(76,629)	(48,168)	1,340	2,185
Accounts payable and accrued liabilities	2,386,429	118,988	(546,315)	1,972,789
Due to related parties	470,759	(14,534)	(56,806)	22,154
Net Cash Used in Operating Activities	(113,131,572)	(23,286,877)	(27,668,269)	(16,552,329)
Investing Activities
Reclamation surety deposits	(2,081,039)	(12,640)	(25,292)	(23,386)
Acquisition of subsidiary, net cash paid	(48)	–	–	–
Proceeds from sale of marketable securities	20,548,664	–	–	–
Investment in property and equipment	(1,843,985)	(315,765)	(414,398)	(131,424)
Purchase of investment securities	(20,432,035)	–	–	–
Disposition of subsidiary	905,092	–	–	–
Net Cash Used in Investing Activities	(2,903,351)	(328,405)	(439,690)	(154,810)
Financing Activities
Proceeds from notes payable	26,000,000	26,000,000	–	–
Repayment of notes payable	(6,098,414)	(6,000,000)	–	–
Financing costs	(656,187)	(656,187)	–	–
Advances from related party	10,700	–	–	–
Contributions from non-controlling interest	3,597,756	241,500	383,040	574,686
Proceeds from issuance of common stock	110,716,821	10,041,875	96,884	14,364,471
Share issuance costs	(5,620,077)	(1,112,940)	–	(24,643)
Net Cash Provided by Financing Activities	127,950,599	28,514,248	479,924	14,914,514
Increase (Decrease) In Cash	11,915,676	4,898,966	(27,628,035)	(1,792,625)
Cash - Beginning of Period	–	7,016,710	34,644,745	36,437,370
Cash - End of Period	11,915,676	11,915,676	7,016,710	34,644,745
Non-cash Investing and Financing Activities
Sale of 60% of subsidiary for interest in mineral property	774,216	–	–	–
Investment securities received as a mineral property option payment	37,500	–	–	–
Purchase of equipment with loan payable	98,414	–	–	–
Stock options issued for mineral property expenditures	170,598	–	113,423	57,175
Common stock issued to settle debt	744,080	–	–	–
Warrants issued with notes payable	525,461	525,461	–	–
Warrants issued for mineral property costs	1,258,000	–	–	–
Common stock issued for mineral property costs	19,105,000	–	–	–
Supplemental Disclosures
Interest paid	517,783	505,175	–	424
Income taxes paid	–	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)
For the Period from May 26, 1999 (Date of Inception) to December 31, 2013
(Expressed in US dollars)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the	Non-
	Common Stock		Paid-in	Comprehensive	Exploration	Controlling
	Shares	Amount	Capital	Income	Stage	Interest	Total
	#	$	$	$	$	$	$
Balance, May 26, 1999 (Date of inception)	–	–	–	–	–	–	–
Net loss for the period	–	–	–	–	(2,465)	–	(2,465)
Balance, December 31, 1999	–	–	–	–	(2,465)	–	(2,465)
Net loss for the year	–	–	–	–	–	–	–
Balance, December 31, 2000	–	–	–	–	(2,465)	–	(2,465)
Shares issued for cash at $0.001 per share	1,500,000	1,500	–	–	–	–	1,500
Shares issued for cash at $0.01 per share	2,500,000	2,500	22,500	–	–	–	25,000
Shares issued to acquire mineral property interest at $0.01 per share	1,500,000	1,500	13,500	–	–	–	15,000
Shares issued for cash at $0.35 per share	90,500	91	31,584	–	–	–	31,675
Net loss for the year	–	–	–	–	(47,158)	–	(47,158)
Balance, December 31, 2001	5,590,500	5,591	67,584	–	(49,623)	–	23,552
Shares issued for cash at $0.35 per share	50,000	50	17,450	–	–	–	17,500
Net loss for the year	–	–	–	–	(51,671)	–	(51,671)
Balance, December 31, 2002	5,640,500	5,641	85,034	–	(101,294)	–	(10,619)
Net loss for the year	–	–	–	–	(26,916)	–	(26,916)
Balance, December 31, 2003	5,640,500	5,641	85,034	–	(128,210)	–	(37,535)
Net loss for the year	–	–	–-	–	(20,096)	–	(20,096)
Balance, December 31, 2004	5,640,500	5,641	85,034	–	(148,306)	–	(57,631)
Shares issued for cash at $0.10 per share	6,959,500	6,959	688,991	–	–	–	695,950
Shares issued for cash at $0.40 per unit	5,420,000	5,420	2,162,580	–	–	–	2,168,000
Share issuance costs	–	–	(43,987)	–	–	–	(43,987)
Shares issued to settle debt	200,000	200	211,800	–	–	–	212,000
Shares issued for compensation to related parties at a fair value of $1.01 per share	3,775,000	3,775	3,808,975	–	–	–	3,812,750
Net loss for the year	–	–	–	–	(5,002,225)	–	(5,002,225)
Balance, December 31, 2005	21,995,000	21,995	6,913,393	–	(5,150,531)	–	1,784,857

(The accompanying notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)
For the Period from May 26, 1999 (Date of Inception) to December 31, 2013
(Expressed in US dollars)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the	Non-
	Common Stock		Paid-in	Comprehensive	Exploration	Controlling
	Shares	Amount	Capital	Income	Stage	Interest	Total
	#	$	$	$	$	$	$

Balance, December 31, 2005	21,995,000	21,995	6,913,393	–	(5,150,531)	–	1,784,857
Shares issued for cash at $1.00 per share	7,245,000	7,245	7,237,755	–	–	–	7,245,000
Shares issued for cash at $1.75 per share	2,142,200	2,142	3,746,708	–	–	–	3,748,850
Share issuance costs	–	–	(516,964)	–	–	–	(516,964)
Shares issued for finders fees	238,498	238	277,460	–	–	–	277,698
Shares issued upon the exercise of warrants	2,700,000	2,700	1,774,550	–	–	–	1,777,250
Shares issued for services at $0.91 per share	100,000	100	90,900	–	–	–	91,000
Shares and options issued to settle debt	139,640	140	129,690	–	–	–	129,830
Fair value of stock options granted	–	–	4,124,025	–	–	–	4,124,025
Foreign currency translation adjustments	–	–	–	542	–	–	542
Net loss for the year	–	–	–	–	(6,548,901)	–	(6,548,901)
Balance, December 31, 2006	34,560,338	34,560	23,777,517	542	(11,699,432)	–	12,113,187
Shares issued upon the exercise of warrants	4,481,749	4,482	8,312,196	–	–	–	8,316,678
Shares issued upon the exercise of options	182,000	182	287,918	–	–	–	288,100
Fair value of stock options granted	–	–	4,997,753	–	–	–	4,997,753
Foreign currency translation adjustments	–	–	–	(61)	–	–	(61)
Net loss for the year	–	–	–	–	(14,197,366)	–	(14,197,366)
Balance, December 31, 2007	39,224,087	39,224	37,375,384	481	(25,896,798)	–	11,518,291
Shares issued to acquire mineral properties	5,750,000	5,750	19,084,250	–	–	–	19,090,000
Shares issued upon the exercise of warrants	96,100	96	240,154	–	–	–	240,250
Shares issued upon the exercise of options	356,300	356	304,669	–	–	–	305,025
Shares issued pursuant to private placement	9,865,000	9,865	23,666,135	–	–	–	23,676,000
Shares issued to settle debt	160,900	161	402,089	–	–	–	402,250
Share issuance costs	–	–	(1,387,219)	–	–	–	(1,387,219)
Fair value of stock options granted	–	–	2,681,417	–	–	–	2,681,417
Foreign currency translation adjustments	–	–	–	(481)	–	–	(481)
Net loss for the year	–	–	–	–	(34,247,199)	(949,185)	(35,196,384)
Contribution from non-controlling interest	–	–	–	–	–	1,018,770	1,018,770
Balance, December 31, 2008	55,452,387	55,452	82,366,879	–	(60,143,997)	69,585	22,347,919
Shares issued upon the exercise of options	242,500	243	165,882	–	–	–	166,125
Shares issued pursuant to public offering	8,500,000	8,500	16,991,500	–	–	–	17,000,000
Share issuance costs	–	–	(1,634,628)	–	–	–	(1,634,628)
Fair value of stock options granted	–	–	922,265	–	–	–	922,265
Net loss for the year	–	–	–	–	(8,699,154)	(701,972)	(9,401,126)
Contribution from non-controlling interest	–	–	–	–	–	686,908	686,908
Balance, December 31, 2009	64,194,887	64,195	98,811,898	–	(68,843,151)	54,521	30,087,463

(The accompanying notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)
For the Period from May 26, 1999 (Date of Inception) to December 31, 2013
(Expressed in US dollars)

				Deficit
				Accumulated
			Additional	During the	Non-
	Common Stock		Paid-in	Exploration	Controlling
	Shares	Amount	Capital	Stage	Interest	Total
	#	$	$	$	$	$

Balance, December 31, 2009	64,194,887	64,195	98,811,898	(68,843,151)	54,521	30,087,463
Fair value of stock options granted	–	–	3,746,165	–	–	3,746,165
Fair value of warrants issued for mineral property costs	–	–	1,258,000	–	–	1,258,000
Shares issued upon the exercise of options	454,100	454	431,461	–	–	431,915
Shares issued upon the exercise of warrants	25,000	25	74,975	–	–	75,000
Shares issued pursuant to public offering	6,147,446	6,147	19,993,853	–	–	20,000,000
Share issuance costs	–	–	(1,177,395)	–	–	(1,177,395)
Net loss for the year	–	–	–	(14,599,983)	(639,419)	(15,239,402)
Contribution from non-controlling interest	–	–	–	–	692,852	692,852
Balance, December 31, 2010	70,821,433	70,821	123,138,957	(83,443,134)	107,954	39,874,598
Fair value of stock options granted	–	–	6,404,307	–	–	6,404,307
Shares issued upon the exercise of options	2,223,920	2,224	2,237,984	–	–	2,240,208
Shares issued upon the exercise of warrants	4,041,421	4,042	12,120,221	–	–	12,124,263
Share issuance costs	–	–	(24,643)	–	–	(24,643)
Contribution from non-controlling interest	–	–	–	–	574,685	574,685
Net loss for the year	–	–	–	(24,873,633)	(570,423)	(25,444,056)
Balance, December 31, 2011	77,086,774	77,087	143,876,826	(108,316,767)	112,216	35,749,362
Fair value of stock options granted	–	–	1,448,394	–	–	1,448,394
Common stock issued upon the exercise of options	120,800	121	96,763	–	–	96,884
Contribution from non-controlling interest	–	–	–	–	383,040	383,040
Net loss and comprehensive loss for the year	–	–	–	(28,974,449)	(372,888)	(29,347,337)
Balance, December 31, 2012	77,207,574	77,208	145,421,983	(137,291,216)	122,368	8,330,343
Stock-based compensation	–	–	1,997,802	–	–	1,997,802
Fair value of warrants issued with note financing	–	–	525,461	–	–	525,461
Warrant issuance costs	–	–	(50,865)	–	–	(50,865)
Shares issued upon the exercise of options	57,500	57	38,318	–	–	38,375
Shares issued pursuant to public offering	8,550,000	8,550	9,994,950	–	–	10,003,500
Share issuance costs	–	–	(1,112,940)	–	–	(1,112,940)
Contribution from non-controlling interest	–	–	–	–	241,500	241,500
Net loss and comprehensive loss for the period	–	–	–	(26,271,275)	(250,380)	(26,521,655)
Balance, December 31, 2013	85,815,074	85,815	156,814,709	(163,562,491)	113,488	(6,548,479)

(The accompanying notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012
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

As at December 31, 2013, the Company has working capital of $11,050,125 and cash on hand of $11,915,676. Management expects that the Company’s financial position will be sufficient to fund operations in 2014.

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

Property and equipment consists of computers, office equipment and field equipment. These assets are recorded at cost and are depreciated on a straight-line basis over their estimated lives of 5 years for computers and office equipment, and 5 and 10 years for field equipment.

	e)	Financial Instruments/Concentrations

Financial instruments consist principally of cash and cash equivalents, mineral property reclamation security deposits, accounts payable and secured notes payable. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments the fair value of cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The reclamation deposits are deposits mainly invested in at major financial institutions and their fair value was estimated to approximate their carrying value. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates and current market rates for similar instruments. The Company's operations and financing activities are conducted primarily in United States dollars and as a result, the Company is not subject to significant exposure to market risks from changes in foreign currency rates. The Company is exposed to credit risk through its cash and cash equivalents, but mitigates this risk by keeping deposits at major financial institutions.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2013
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	f)	Fair Value Measurements

The Company measures its available-for-sale securities at fair value in accordance with ASC 820, Fair Value Measurements. ASC 820 specifies a valuation hierarchy based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s own assumptions. These two types of inputs have created the following fair value hierarchy:

•	Level 1 – Quoted prices for identical instruments in active markets;

•

Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

•	Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

g)	Mineral Property Costs

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

h)	Asset Retirement Obligations

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

Estimations and assumptions used in applying the expected present value technique to determine fair values are reviewed periodically. At December 31, 2013, the Company had accrued $1,241,481 (2012 - $1,071,843) for restoration and reclamation obligations.

Estimated site restoration costs for exploration activities are accrued when incurred. Costs for environmental remediation are estimated each period by management based on current regulations, actual expenses incurred, available technology and industry standards. Any change in these estimates is included in exploration expense during the period and the actual restoration expenditures incurred are charged to the accumulated asset retirement obligation provision as the restoration work is completed. At December 31, 2013, the Company has recorded $39,000 (2012 – $39,000) for well reclamation obligations in accrued liabilities for which work is required as part of its ongoing exploration expenses.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2013
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	i)	Deferred Financing Costs

The Company capitalizes direct costs incurred to obtain financings and amortize these costs over the terms of the related debt instrument using the interest method. Upon the extinguishment of the related debt, any unamortized deferred financing costs are immediately expensed.

	j)	Long-lived Assets

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

	k)	Contingent Liabilities - Off Balance Sheet Arrangements

The Company has obtained financial surety relating to certain of its future restoration and reclamation obligations as required by regulatory agencies. The Company has bank Letters of Credit and performance bonds issued for the benefit of the Company to satisfy these regulatory requirements.

	l)	Foreign Currency Translation

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

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Shares underlying these securities totaled 19,120,380 as of December 31, 2013 (2012 – 11,225,880; 2011 - 9,751,180).

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2013
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	o)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Income Taxes as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward and mineral property acquisition and exploration costs. The potential benefits of net operating losses and mineral property acquisition and exploration costs have not been recognized in these consolidated financial statements because the Company cannot be assured that it is more likely than not to utilize the net operating losses carried forward in future years.

	p)	Recently Adopted Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements.

Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income

In February, 2013, ASC guidance was issued related to items reclassified from Accumulated Other Comprehensive Income. The new standard requires either in a single note or parenthetically on the face of the financial statements: (i) the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and (ii) the income statement line items affected by the reclassification. The Company’s January 1, 2013 adoption of the updated guidance had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Disclosures about Offsetting Assets and Liabilities

In November 2011, ASC guidance was issued related to disclosures about offsetting assets and liabilities. The new standard requires disclosures to allow investors to better compare financial statements prepared under U.S GAAP with financial statements prepared under IFRS. The update is effective for the Company’s fiscal year beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required.

In January 2013, ASC guidance was issued to clarify that the disclosure requirements are limited to derivatives, repurchase agreements, and securities lending transactions to the extent that they are (i) offset in the financial statements or (ii) subject to an enforceable master netting arrangement or similar agreement. The Company’s January 1, 2013 adoption of the updated guidance had no impact on the Company’s consolidated financial position, results of operations or cash flows.

	q)	Recently Issued Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this standard are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the adoption of the pronouncement to have a material effect on our consolidated financial statements.

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. The Company does not expect the adoption of the pronouncement to have a material effect on our consolidated financial statements.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2013
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	q)	Recently Issued Accounting Pronouncements

In July 2013, ASC guidance was issued related to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The updated guidance requires an entity to net its unrecognized tax benefits against the deferred tax assets for all same jurisdiction net operating loss carryforward, a similar tax loss, or tax credit carryforwards. A gross presentation will be required only if such carryforwards are not available or would not be used by the entity to settle any additional income taxes resulting from disallowance of the uncertain tax position. The update is effective prospectively for the Company’s fiscal year beginning January 1, 2014.

In March 2013, ASC guidance was issued related to Foreign Currency Matters to clarify the treatment of cumulative translation adjustments when a parent sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. The updated guidance also resolves the diversity in practice for the treatment of business combinations achieved in stages in a foreign entity. The update is effective prospectively for the Company’s fiscal year beginning January 1, 2014. The Company does not expect the updated guidance to have an impact on the consolidated financial position, results of operations or cash flows.

	r)	Reclassifications

Certain reclassifications have been made to the prior period’s consolidated financial statements to conform to the current year’s presentation.

3.	Property and Equipment

			December 31,	December 31,
			2013	2012
			Net Carrying	Net Carrying
		Accumulated	Value	Value
	Cost	Depreciation	$	$
	$	$

Computers and office equipment	349,521	246,497	103,024	97,999
Field equipment	1,592,879	989,456	603,423	493,602
	1,942,400	1,235,953	706,447	591,601

4.	Mineral Properties

a)

On November 18, 2005, the Company entered into an agreement to acquire a 100% interest in 10 mining claims located in the Powder River Basin area, Wyoming, in consideration of advanced royalty payment of $250,000. The amounts were paid in installments and completed by January 2007. These mining claims are mainly located on the Nichols Ranch ISR Uranium Project and subject to varying royalty interest indexed to the sales price of uranium.

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

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2013
(Expressed in US dollars)

4.	Mineral Properties (continued)

	e)	On August 20, 2008, the Company leased 891 acres of mineral properties near the Company’s Nichols Ranch project area in Wyoming for an advance royalty payment of $22,275.

f)

On August 20, 2008, the Company, on behalf of the Arkose Mining Venture, leased 6,073 acres of mineral properties within Arkose’s area of interest in Wyoming for an advance royalty payment of $151,828.

	g)	On September 18, 2008, the Company leased 984 acres of mineral properties within the Company’s North Reno Creek project area in Wyoming. Refer to Note 13(b).

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

m)

During the year ended December 31, 2013, mineral property expenditures totaling $18,107,003 (2012 - $22,801,376, 2011 - $12,259,691) were expensed, including $16,913,734 (2012 – $21,280,188, 2011 - $9,754,067) of wellfield and construction costs related to our Nichols Ranch ISR Uranium Project.

5.	Balance Sheet Details

	a)	The components of prepaid expenses and deposits are as follows:

	December 31,	December 31,
	2013	2012
	$	$

Exploration costs	7,635	–
Insurance	254,122	29,061
Investor relations	59,232	–
Lease costs	392,884	396,043
Reclamation bonding	195,558	188,058
Surface use and damage costs	309,054	205,400
Deposits	76,800	–
Other	18,273	5,600
Current prepaid expenses and deposits	1,313,558	824,162

Deposits	29,892	29,771
Power supply advance	195,727	674,200
Surface use and damage costs	322,652	320,165
Non-current prepaid expenses and deposits	548,271	1,024,136

b)	The components of accrued liabilities are as follows:

	December 31,	December 31,
	2013	2012
	$	$

Mineral exploration expenses (Note 13(f))	703,192	311,117
Employee costs	219,580	116,690
Executive and employee compensation	604,000	400,000
Insurance fees	7,723	–
Professional fees	54,060	–
Reclamation costs (Note 8)	39,000	39,000
Other	47,224	–

Total accrued liabilities	1,674,779	866,807

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2013
(Expressed in US dollars)

6.	Related Party Transactions / Balances

a)

During the year ended December 31, 2013, the Company incurred $852,012 (2012 - $996,520, 2011 - $1,023,410) for consulting services (included in general and administrative expenses) provided by Officers. Other general and administrative expenses were reimbursed in the normal course of business. At December 31, 2013, consulting services and expenditures incurred on behalf of the Company of $Nil (2012 - $14,534, 2011 - $71,340) are owed to these Officers, and these amounts are unsecured, non-interest bearing, and due on demand.

b)

During the year ended December 31, 2013, the Company paid Directors’ fees of $150,800 (2012 - $174,000, 2011 - $161,240) for non-executive Directors. The amounts have been recorded as general and administrative expenses.

	c)	During the year ended December 31, 2013, the Company paid $400,000 (2012 - $520,000, 2011 - $373,000) for bonuses (included in prior year’s general and administrative expenses) to Officers.

	d)	During the year ended December 31, 2013, the Company recognized a $420,000 (2012 - $400,000) provision for bonuses to Officers all of which is included in accrued liabilities at December 31, 2013.

7.	Notes Payable

a)

On June 6, 2013 the Company entered into a Note Purchase Agreement whereby $6,000,000 was received in exchange for secured promissory notes (the “Notes”) bearing interest from the date of issue at 6% per annum increasing to 10% per annum on August 16, 2013 when the notes were not repaid. In addition, the principal amount of the Notes also increased to $6,150,000 when the Notes were not repaid prior to August 16, 2013. The Notes were secured by the Company’s mineral properties, equipment and personal property. On December 3, 2013, the Company fully repaid the Notes.

As additional consideration for the loan, the Company issued non-transferable common stock purchase warrants entitling the holders to purchase from the Company 1,600,000 common shares at an exercise price of $1.60 per share, of which 1,200,000 warrants were immediately exercisable and 400,000 additional warrants became exercisable when the Notes remained outstanding after August 15, 2013. The warrants expire 30 months from the date of issue, subject to an acceleration option exercisable by the Company in the event that the Company’s common shares trade at a closing price on the NYSE MKT of greater than $2.75 per share for 20 consecutive trading days. No warrants have been exercised as at December 31, 2013.

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

The Company recorded the relative fair value of the warrants of $525,461 at the time of issuance as additional paid in capital and as a debt discount to the Notes. The Company also recognized a discount equal to the additional $150,000 principal on August 16, 2013. The Company amortized this debt discount as interest expense over the life of the Notes.

The Company incurred interest and financing costs associated with the issuance of the Notes of $671,344.

b)

On December 3, 2013 the Company obtained a $20,000,000 loan through the Wyoming Industrial Development Revenue Bond program (the "Loan"). The Loan has an annual interest rate of 5.75% and is repayable over seven years, maturing on October 15, 2020. The Loan calls for the payment of interest only for the first year, with the amortization of principal plus interest over the remaining six years. The Loan can be repaid earlier than its maturity date if the Company so chooses without penalty or premium. The Loan is secured by a charge on most of the assets of the Company including the Company’s mineral properties, processing facility, and equipment as well as an assignment of all of the Company’s right, title and interest in and to the Product Sales Contracts and Processing Agreement, which are referenced in Note 13.

The Company incurred financing costs of $327,348, and as of December 31, 2013, the Company had unamortized debt issuance costs of $307,120 which are being amortized over the life of the note payable.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2013
(Expressed in US dollars)

7.	Notes Payable (continued)

The Company will make the following principal repayments:

Year Ended:
December 31, 2014	$	Nil
December 31, 2015		2,876,280
December 31, 2016		3,045,266
December 31, 2017		3,224,181
December 31, 2018		3,413,608
December 31, 2019		3,614,163
December 31, 2020		3,826,502

Total		$20,000,000

8.	Asset Retirement Obligations

The following summary sets forth the annual changes to the Company’s asset retirement obligation relating to the Company’s Nichols Ranch ISR Uranium Project in Wyoming:

Balance at December 31, 2011	$339,564
Liabilities incurred	682,380
Accretion expense	49,899
Balance at December 31, 2012	$1,071,843
Liabilities incurred	91,613
Accretion expense	78,025
Balance at December 31, 2013	$1,241,481

The current portion of reclamation and remediation liabilities of $39,000 and $39,000 at December 31, 2013 and December 31, 2012, respectively, are included in accrued liabilities (see Note 5(b)).

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

In December 2010, the Company provided a $1,700,000 cash security to support a bond in the amount of $6,800,000 to the State of Wyoming, Department of Environmental Quality or the Secretary of the Interior, United States Government. The bond is in lieu of depositing cash to guarantee mine reclamation and surety was provided by an insurance company. The bond applies to the first year’s operation of the Company’s Nichols Ranch ISR Uranium Project. This amount together with other surety deposits of $381,039 have been classified as mineral property reclamation surety deposits.

9.	Common Stock

Share transactions for the year ended December 31, 2013:

a)

In September, 2013 the Company issued 8,550,000 Units of the Company at a price per Unit of $1.17 for gross proceeds of $10,003,500 before offering costs of $1,112,940. Each Unit was comprised of one share of the Company's common stock, and one half of one common share purchase warrant, with each whole warrant exercisable to purchase one additional share of the Company's common stock for a period of 30 months following the closing of the offering at an exercise price of $1.60, subject to acceleration provisions.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2013
(Expressed in US dollars)

9.	Common Stock (continued)

	b)	During the year ended December 31, 2013, the Company also issued 57,500 shares of common stock, pursuant to the exercise of stock options, for proceeds of $38,375.

	Shares	Proceeds
Month	Issued	$
May	3,500	2,275
July	10,000	7,500
August	4,000	2,600
September	20,000	13,000
November	20,000	13,000

Total	57,500	38,375

Share transactions for the year ended December 31, 2012:

During the year ended December 31, 2012, the Company issued 120,800 shares of common stock, pursuant to the exercise of stock options, for proceeds of $96,884.

	Shares	Proceeds
Month	Issued	$
January	10,000	7,500
February	52,300	40,559
March	10,000	13,300
May	4,000	2,600
August	40,000	30,000
October	4,500	2,925

Total	120,800	96,884

Share transactions for the year ended December 31, 2011:

a)	In February 2011, the Company issued 4,041,421 shares of common stock, pursuant to the exercise of common share purchase warrants, for gross proceeds of $12,124,263.

b)	On August 8, 2011, the Company increased the number of authorized common shares from 200,000,000 to 750,000,000.

c)	During the year ended December 31, 2011, the Company issued 2,223,920 shares of common stock, pursuant to the exercise of stock options, for proceeds of $2,240,208.

	Shares	Proceeds
Month	Issued	$
January	565,720	527,358
February	270,500	349,975
March	625,000	451,450
April	80,000	56,000
May	249,500	364,175
June	85,000	65,650
July	170,000	284,800
August	44,500	32,925
September	40,000	30,000
October	33,700	25,275
November	–	–
December	60,000	52,600

Total	2,223,920	2,240,208

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2013
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

During the year ended December 31, 2013, the Company granted 220,000 stock options with immediate vesting to consultants to acquire 220,000 common shares at an exercise price of $1.20 per share expiring in 1.50 years and 20,000 common shares at an exercise price of $1.13 per share expiring in 5 years. The Company also granted 2,315,000 stock options to acquire 2,315,000 shares at exercise prices between $0.94 and $1.22 per share for 10 years that vest 40% on the date of grant, 30% on the first anniversary of the grant date and 30% on the second anniversary of the grant date. During the year ended December 31, 2013, the Company recorded stock-based compensation for the vested portion of the options of $936,426, as general and administrative expense, and $263,110 as mineral property expenditures.

During the year ended December 31, 2013, the Company modified the terms of 783,500 outstanding options held by three former employees of the Company. The options were set to expire and the Company extended the expiration date to December 31, 2014. The weighted average grant date fair value of the modified stock options was $0.05 and the Company recognized an additional $38,776 stock-based compensation expense which is included in general and administrative expense related to the modification of these options.

During the year ended December 31, 2013, the Company recorded stock-based compensation for the vesting of previously granted stock options of $654,131 as general and administrative expense and $105,359 as mineral property expenditures. At December 31, 2013, the Company had 15,007,860 shares of common stock available to be issued under the Stock Option Plan.

During the year ended December 31, 2012, the Company recorded $315,502 for the vesting of previously granted stock options, as general and administrative expense.

During the year ended December 31, 2012, the Company granted 80,000 stock options with immediate vesting to consultants to acquire 80,000 common shares at an exercise price of $1.32 per share expiring in 2 – 10 years. The Company also granted 1,610,500 stock options to acquire 1,610,500 shares at $1.32 per share for 10 years that vest 40% on the date of grant, 30% on the first anniversary of the grant date and 30% on the second anniversary of the grant date. During the year ended December 31, 2012, the Company recorded stock-based compensation for the vested options of $685,683, as general and administrative expense, $203,584 as mineral property expenditures.

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

During the year ended December 31, 2011, the Company granted 2,624,500 stock options with immediate vesting to directors, officers, employees and consultants to acquire 1,045,000 common shares at an exercise price of $3.98 per share expiring in 5 – 10 years, 884,500 common shares at an exercise price of $3.21 per share for 10 years, 50,000 common shares at $2.87 per share for 2 years, and 645,000 common shares at an exercise price of $1.89 per share for 5 – 10 years. The Company also granted 802,500 stock options to acquire 802,500 shares at $1.89 per share for 10 years that vest 40% on the date of grant, 30% on the first anniversary of the grant date and 30% on the second anniversary of the grant date. During the year ended December 31, 2011, the Company recorded stock-based compensation for the vested options of $6,299,188, as general and administrative expense, $105,119 as mineral property expenditures.

The weighted average grant date fair value of stock options granted during the years ended December 31, 2013, 2012 and 2011 was $0.96, $1.23, and $2.05 per share, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2013, 2012 and 2011, was $21,700, $164,439, and $6,849,524 respectively.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2013
(Expressed in US dollars)

10.	Stock-based Compensation (continued)

The fair value of stock options granted was calculated using the Black-Scholes option-pricing model based on the following assumptions:

Risk-Free Interest Rate: Based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term of the options being valued.

Dividend Yield: Based on the projection of future stock prices and dividends expected to be paid.

Expected Term: Represents the period of time that stock options are expected to be outstanding based on historic exercise behavior.

Expected Volatility: Based on the Company's historical stock prices for a period of time equal to the expected term of the award.

The weighted average assumptions used for each of the years ended December 31, are as follows:

	2013	2012	2011
Expected dividend yield	0%	0%	0%
Risk-free interest rate	2.54%	1.72%	1.42%
Expected volatility	89%	119%	97%
Expected option life (in years)	9.29	9.70	4.68

The following table summarizes the continuity of the Company’s stock options:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
		$		$
Outstanding, December 31, 2010	6,735,600	1.86

Granted	3,427,000	2.88
Exercised	(2,223,920)	1.01
Expired	(187,500)	2.59

Outstanding, December 31, 2011	7,751,180	2.54

Granted	1,690,500	1.32
Exercised	(120,800)	0.80
Expired	(95,000)	3.13

Outstanding, December 31, 2012	9,225,880	2.33

Granted	2,535,000	1.16
Exercised	(57,500)	0.67
Expired	(458,000)	2.50

Outstanding, December 31, 2013	11,245,380	2.07	5.95	664,850

Exercisable, December 31, 2013	9,403,230	2.24	5.28	490,970

A summary of the changes of the Company’s non-vested stock options is presented below:

	Number of	Grant Date
Non-vested stock options	Options	Fair Value
		$
Non-vested at December 31, 2011	481,500	1.37

Granted	1,690,500	1.23
Vested	(964,950)	1.20

Non-vested at December 31, 2012	1,207,050	1.24
Granted	2,535,000	0.96
Vested	(1,839,900)	1.04
Expired	(60,000)	1.25

Non-vested at December 31, 2013	1,842,150	1.07

As at December 31, 2013, there was $1,710,373 of unrecognized compensation cost related to non-vested stock option agreements. This cost is expected to be recognized over a weighted average period of 1.56 years.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2013
(Expressed in US dollars)

11.	Stock Purchase Warrants

a)

In September, 2013, as a component of a public offering of Units, the Company issued 4,275,000 common share purchase warrants, exercisable for $1.60 per share during the thirty month period ending March 5, 2016. The Company has the right to accelerate the expiry date of the warrants in the event that the underlying common shares trade at a closing price on the NYSE market of greater than $2.75 per share for a period of 20 consecutive trading days. No warrants have been exercised as at December 31, 2013. (Refer to Note 9).

b)

In June, 2013 as additional consideration for a loan, the Company issued non-transferable common stock purchase warrants entitling the holders to purchase from the Company 1,600,000 common shares at an exercise price of $1.60 per share, of which 1,200,000 warrants were immediately exercisable and 400,000 additional warrants exercisable only if the Notes remain outstanding after August 15, 2013. The loan was repaid in December 2013. The warrants expire 30 months from the date of issue, subject to an acceleration option exercisable by the Company in the event that the Company’s common shares trade at a closing price on the NYSE MKT of greater than $2.75 per share for 20 consecutive trading days. No warrants have been exercised as at December 31, 2013. (Refer to Note 7(a)).

c)

On August 13, 2010, the Company issued warrants to purchase 2,000,000 shares of common stock to a third party in exchange for the acquisition of intellectual property related to certain uranium prospects. Each warrant entitles the holder to acquire one common share of the Company for $3.00. The warrants have a four year term and vest as to 25% in July 2010, 2011, 2012 and 2013, respectively. No warrants have been exercised as at December 31, 2013. (Refer to Note 4(k)).

A summary of the changes in the Company’s common share purchase warrants is presented below:

		Weighted Average
	Number	Exercise Price
		$
Balance December 31, 2011 and 2012	2,000,000	3.00
Issued	5,875,000	1.60
Balance December 31, 2013	7,875,000	1.96

As at December 31, 2013, the following common share purchase warrants were outstanding and exercisable:

Number of Warrants	Exercise Price	Expiry Date
	$
2,000,000	3.00	June 30, 2014
1,600,000	1.60	December 5, 2015
4,275,000	1.60	March 5, 2016

12.	Shareholder Rights Plan

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
December 31, 2013
(Expressed in US dollars)

13.	Commitments

a)

The Company has employment or consulting services agreements with each of its executive officers. Officers with contracts for services have notice requirements following a change in control of the Company and those requirements include a payment in lieu of notice and a termination payment.

b)

On September 18, 2008, the Company signed two mining lease agreements which require ten annual payments of $75,000. As at December 31, 2013, the first five annual payments have been made. Refer to Note 4(g).

	c)	Refer to Note 8 for commitments pertaining to mineral property reclamation surety deposits.

	d)	On May 7, 2013, the Company signed an office premises lease for a period of three years commencing September 1, 2013. Rent is approximately $53,333 (Cdn$55,000) per annum.

e)

On February 14, 2012, the Company signed an office lease for a primary term of two years, starting February 1, 2012 and ending January 31, 2014. Rent consideration is $141,258 per annum. The lease agreement was renewed for two additional years subsequent to December 31, 2013. Refer to Note 16.

f)

The Company is party to a processing agreement under which it is committed to minimum annual payments of $450,000 for each of the years 2013, 2014 and 2015. The 2013 liability of $450,000 is accrued. Refer to Note 5 (b).

g)

The Company is committed under two sales agreements to supply triuranium octoxide (U3O8) over a four or five year period. One sales agreement has defined pricing each year and the second agreement has pricing which contains spot market referenced prices to set the sales price.

h)

On January 25, 2013 the Company signed a third sales agreement to supply triuranium octoxide (U3O8) over a five year period commencing in 2016. The agreement has pricing which contains a base with an escalation factor.

	i)	At December 31, 2013 the Company has construction purchase orders outstanding for approximately $600,000.

14.	Income Taxes

The Company has adopted the provisions of ASC 740, Income Taxes. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in the consolidated financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years. The Company has approximately $51,832,243 of net operating losses to carry forward which are available to offset taxable income in future years which expire through fiscal 2032.

The components of the net deferred tax asset at December 31, 2013, 2012, and 2011, the statutory tax rate, the effective tax rate, and the amount of the valuation allowance are indicated below:

	December 31,	December 31,	December 31,
	2013	2012	2011
Net loss before taxes	$(26,521,655)	$(29,347,337)	$(25,444,056)
Statutory rate	35%	35%	35%
Computed expected tax (recovery)	$(9,282,579)	$(10,271,568)	$(8,905,420)
Stock-based compensation	691,636	449,384	(155,826)
Depreciation	(10,319)	(16,230)	–
Joint venture chargeback	71,890	106,713	86,917
Miscellaneous	(4,551,769)	3,106,194	(2,455,577)
Increase (decrease) in valuation allowance:
Net operating loss	2,720,143	2,173,138	5,472,168
Exploration and mineral property costs	10,540,722	4,029,946	5,957,738
Capital assets	(179,724)	422,423	–
Reported income taxes	$–	$–	$–

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2013
(Expressed in US dollars)

14.	Income Taxes (continued)

	December 31,	December 31,	December 31,
	2013	2012	2011
	$	$	$
Deferred tax assets and liabilities
- Net operating losses	18,141,285	15,421,142	13,248,004
- Mineral property acquisition and exploration	38,207,406	27,666,684	23,636,738
- Capital assets	242,699	422,423	–
- Less valuation allowance	(56,591,390)	(43,510,249)	(36,884,742)
Net deferred tax asset	–	–	–

The Company has incurred operating losses of approximately $51,832,243 which, if unutilized, will expire through to 2033. Future tax benefits, which may arise as a result of these losses, have not been recognized in these consolidated financial statements, and have been offset by a valuation allowance. The following table lists the fiscal years in which the loss was incurred and the expiration dates of the losses.

	Net	Expiration
	Loss	Date

1999	$329	2019
2000	493	2020
2001	18,389	2021
2002	46,564	2022
2003	23,560	2023
2004	18,367	2024
2005	4,420,398	2025
2006	1,438,511	2026
2007	2,828,339	2027
2008	3,870,989	2028
2009	4,934,131	2029
2010	6,765,005	2030
2011	14,489,696	2031
2012	6,015.366	2032
2013	6,962,106	2033
	$51,832,243

15.	Segment Disclosures

The Company currently operates in a single reportable segment involving uranium exploration, extraction and processing.

Factors used to identify the Company’s reportable segments include the organizational structure of the Company and the financial information available for evaluation by the chief operating decision-maker in making decisions about how to allocate resources and assess performance. The Company operates in one geographical area, the United States.

The Chief Executive Officer is the Company’s Chief Operating Decision Maker (CODM) as defined by ASC 280, Segment Reporting. The CODM allocates resources and assesses the performance of the Company based on the results of operations.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2013
(Expressed in US dollars)

16.	Subsequent Events

a)

On January 22, 2014 the Company renewed an office lease for a primary term of two years, beginning the 1st day of February, 2014 and ending on the 31st day of January, 2016. Rent consideration is $142,010 per annum. The lease agreement may be renewed for two additional years.

b)

On February 15, 2014 Executive Officers and Directors forfeited 1,814,000 stock options with an average exercise price of $ 3.43, resulting in a decrease in the number of options outstanding and an increase in the amount of options available for future grants.

Supplemental Financial Information ($ ,000)

	4th	3rd	2nd	1st
2013	Quarter	Quarter	Quarter	Quarter
Revenue	$-	$-	$-	$-
Net profit (loss) attributable to the Company	$(7,944)	$(11,052)	$(3,194)	$(4,081)
Basic and diluted profit (loss) per share	(0.10)	(0.14)	(0.04)	(0.05)

	4th	3rd	2nd	1st
2012	Quarter	Quarter	Quarter	Quarter
Revenue	$-	$-	$-	$-
Net profit (loss) attributable to the Company	$(7,140)	$(5,607)	$(8,452)	$(7,775)
Basic and diluted profit (loss) per share	(0.10)	(0.07)	(0.11)	(0.10)

	4th	3rd	2nd	1st
2011	Quarter	Quarter	Quarter	Quarter
Revenue	$-	$-	$-	$-
Net profit (loss) attributable to the Company	$(13,315)	$(2,113)	$(4,263)	$(5,183)
Basic and diluted profit (loss) per share	(0.17)	(0.03)	(0.06)	(0.07)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

During the period covered by this Annual Report for the fiscal year ended December 31, 2013, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms; and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

Management conducted an evaluation of the design and operation of the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013 and no material weaknesses were discovered.

The effectiveness of internal control over financial reporting as of December 31, 2013 has been audited by Manning Elliott LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report.

The Company’s independent registered public accounting firm, Manning Elliott LLP, has issued an attestation report on the Company’s internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Uranerz Energy Corporation
(An Exploration Stage Company)

We have audited Uranerz Energy Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. W e believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Uranerz Energy Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Uranerz Energy Corporation as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive loss, cash flows, and stockholders’ equity (deficit) for each of the three years in the three-year period ended December 31, 2013 and accumulated from May 26, 1999 (Date of Inception) to December 31, 2013, and our report dated March 11, 2014 expressed an unqualified opinion thereon.

CHARTERED ACCOUNTANTS

Vancouver, Canada

March 11, 2014

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the above-referenced evaluation by management of the effectiveness of our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Reference is made to the information set forth under the captions “Election of Directors” in our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with our 2014 annual general meeting of shareholders, which information is incorporated by reference to this Annual Report.

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

Our Code of Business Conduct and Ethics is available on our website at www.uranerz.com. A copy of the Code of Business Conduct and Ethics will be provided to any person without charge upon written request to the Company at its administrative office: Uranerz Energy Corporation, Suite 1410 – 800 West Pender Street, Vancouver, B.C., Canada V6C 2V6. We intend to disclose on our website any waiver from a provision of our Code of Business Conduct and Ethics that applies to any of our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions that relates to any element of our Code of Business Conduct and Ethics. No waivers were granted from the requirements of our Code of Business Conduct and Ethics during the fiscal year ended December 31, 2013, nor during the subsequent period from January 1, 2013, through to the date of this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

Reference is made to the information set forth under the captions “Election of Directors” and “Executive Officers” in our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, in connection with our 2014 annual general meeting of shareholders, which information is incorporated by reference to this Annual Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Reference is made to the information set forth under the captions “Security Ownership of Principal Shareholders and Management” in our definitive proxy statement to be filed with the Securities and Exchange commission pursuant to Regulation 14A, in connection with our 2014 annual general meeting of shareholders , which information is incorporated by reference to this Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Reference is made to the information set forth under the caption “Certain Transactions” in our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, in connection with our 2014 annual general meeting of shareholders, which information is incorporated by reference to this Annual Report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Reference is made to the information set forth under the captions “Audit Committee Report” in our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, in connection with our 2014 annual general meeting of shareholders, which information is incorporated by reference to this Annual Report.

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

Exhibit
Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws, as amended (1)
3.3	Articles of Amendment filed July 5, 2005 (3)
3.4	Articles of Amendment filed August 8, 2008(14)
3.5	Articles of Amendment filed July 8, 2009(15)
3.6	Certificate of Amendment filed August 8, 2011(18)
4.1	Share Certificate(1)
4.2	Shareholder Rights Plan, dated August 25, 2010(17)
4.3	Form of Warrant, dated June 7, 2013(19)
4.4	Form of Note, issued June 7, 2013(19)
4.5	Note Purchase Agreement by and among the Company and Deans Knight and the Investors dated May 31, 2013(19)
4.6	Mortgage and Security Agreement and Assignment by and among the Company, Deans Knight and the Investors(19)

4.7	Collateral Agency Agreement by and among the Company, Deans Knight and the Investors dated June 5, 2013(19)
4.8	Registration Rights Agreement by and among the Company and the Investors(19)
4.9	Form of Lock-up Agreement dated August 27, 2013(21)
4.10	Form of Warrant Indenture dated September 6, 2013(22)
4.11	Financing Agreement between the Company and the County dated November 26, 2013(23)
4.12	Bond Purchase Agreement among the State, the County and the Company dated as of November 12, 2013(23)
4.13	Promissory Note dated November 26, 2013(23)
4.14	Mortgage & Security Agreement and Assignment between the Company and the Trustee dated November 26, 2013(23)
10.1	Office and Administration Services Agreement between the Company and Senate Capital Group Inc. dated September 1, 2005 (2)
10.2	Agreement for Services between the Company and Highlands Capital, Inc. dated November 1, 2005 (2)
10.3	Financial Public Relations Agreement between the Company and Accent Marketing Ltd. dated November 1, 2005 (2)
10.4	Mineral Property Purchase Agreement between the Company and Ubex Capital Inc. dated April 26, 2005 (2)
10.5	Joint Venture Agreement between the Company and Triex Minerals Corporation dated November 4, 2005 (2)
10.6	Consulting Agreement between the Company and Ubex Capital Inc. for management and consulting services (2)
10.7	Consulting Agreement between Catchpole Enterprises and the Company (3)
10.8	Joint Venture Agreement between the Company and Bluerock Resources Ltd. (3)
10.9	Option and Purchase Agreement for federal mining claims in Wyoming (3)
10.10	Agreement to Purchase ten mining claims in Wyoming (3)
10.11	2005 Stock Option Plan as amended June 10, 2009 (17)
10.12	Mr. George Hartman letter agreement. (3)
10.13	Black Range Minerals Agreement dated June 7, 2006 (4)
10.14	Amendment to Joint Venture Agreement dated September 12, 2006 between the Company and Bluerock Resources Ltd. (5)
10.15	Agreement dated February 1, 2007 between the Company and Robert C. Shook to acquire three separate uranium projects located in northeast Wyoming, in central Powder River Basin (6) (7)
10.16	Consulting Agreement dated February 1, 2007 between the Company and O & M Partners, LLC (6) (7)
10.17	Christensen Ranch Agreement dated October 30, 2006 between the Company and George Hartman (8) (10)
10.18	Amendment Agreement dated January 1, 2007 between the Company and Ubex Capital Inc. (9)
10.19	Amendment Agreement dated January 1, 2007 between the Company and Catchpole Enterprises Inc. (9)
10.20	Amendment Agreement dated January 1, 2007 between the Company and Senate Capital Group Inc. (9)
10.21	Purchase and Sale Agreement with NAMMCO dated September 19, 2007, as amended (10) (11)
10.22	Venture Agreement with United Nuclear LLC dated January 15, 2008 (12)
10.23	Agreement with Independent Management Consultants of British Columbia (12)
10.24	Subscription Agreement with Denison Mines dated March 27, 2008 (12)
10.26	Amendment to Joint Venture Agreement dated March 20, 2008 between the Company and Bluerock Resources Ltd. (13)
10.27	Amended Hartman Letter Agreement effective January 1, 2008(16)
10.33	Form of Indemnification Agreement with Directors(20)
23.1	Consent of Manning Elliott, LLP, independent registered accountants
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS XBRL Instance Document
101.SCHXBRL Taxonomy Extension – Schema
101.CAL XBRL Taxonomy Extension – Calculations
101.DEF XBRL Taxonomy Extension – Definitions
101.LAB XBRL Taxonomy Extension – Labels

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form SB-2 filed March 15, 2002
(2)	Previously filed as an exhibit to the Quarterly Report on Form 10-QSB filed November 21, 2005
(3)	Previously filed as an exhibit to the Annual Report SB filed April 14, 2006

(4)	Previously filed as an exhibit to the Quarterly Report on Form 10-QSB filed August 15, 2006
(5)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed November 13, 2006.
(6)	As reported in two separate Current Reports on Form 8-K filed on February 8, 2007.
(7)	Previously filed as an exhibit to the Annual Report SB filed April 2, 2006
(8)	As in Current Report on Form 8-K filed on November 2, 2006.
(9)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed August 14, 2007.
(10)	As reported and filed in Current Report on Form 8-K filed on September 24, 2007.
(11)	As reported and filed in Current Report on Form 8-K filed on January 16, 2008.
(12)	Filed as an exhibit to our Annual Report filed on March 17, 2008.

(13)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed May 9, 2008.
(14)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed August 11, 2008.
(15)	Filed as an exhibit to our Registration Statement on Form S-3 filed July 10, 2009.
(16)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed August 10, 2009.
(17)	Form of Shareholder Rights Plan filed as an exhibit to our definitive proxy statement on Form 14A filed April 27, 2010.
(18)	Filed as an exhibit to our Form 8-K filed August 12, 2011.
(19)	Previously filed as an exhibit to the Registrant’s Form 8-K, filed June 12, 2013
(20)	Previously filed as an exhibit to the Registrant’s Form 8-K, filed June 28, 2013
(21)	Previously filed as an exhibit to the Registrant’s Form 8-K, filed August 27, 2013
(22)	Previously filed as an exhibit to the Registrant’s Form 8-K, filed September 6, 2013
(23)	Previously filed as an exhibit to the Registrant’s Form 8-K, filed on December 3, 2013

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

NRC: Nuclear Regulatory Commission

SEC: Securities and Exchange Commission

SFAS: Statement of Financial Accounting Standards

Uranium: a heavy, naturally radioactive, metallic element of atomic number 92. Its two principal isotopes are U238 and U235, of which U235 is the necessary component for the nuclear fuel cycle. “Uranium” used in this Annual Report refers to triuranium octoxide, also called “U3O8” or “yellowcake”, and is produced from uranium deposits. It is the most actively traded uranium-related commodity.

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

URANERZ ENERGY CORPORATION

By:	/s/ Glenn Catchpole	/s/ Benjamin Leboe
	Glenn Catchpole, Chief Executive Officer	Benjamin Leboe, Senior Vice President, Finance
	Principal Executive Officer	Principal Financial Officer and
	Director	Principal Accounting Officer
	Date: March 14, 2014	Date: March 14, 2014

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Per:	/s/ Dennis Higgs
Dennis Higgs, Executive Chairman
Date: March 14, 2014

Per:	/s/ Paul Goranson
Paul Goranson, President, Chief Operating
Officer, Director
Date: March 14, 2014

Per:	/s/ Gerhard Kirchner
Dr. Gerhard Kirchner, Director
Date: March 14, 2014

Per:	/s/ Peter Bell
Peter Bell, Director
Date: March 14, 2014

Per:	/s/ Paul Saxton
Paul Saxton, Director
Date: March 14, 2014

Per:	/s/ Arnold Dyck
Arnold Dyck, Director
Date: March 14, 2014

Per:	/s/ Glenn Catchpole
Glenn Catchpole, Principal Executive
Officer, Director
Date: March 14, 2014

Per:	/s/ Benjamin Leboe
Benjamin Leboe, Senior Vice President, Finance
Principal Financial Officer and
Principal Accounting Officer
Date: March 14, 2014