Form 10-Q
period 2014-03-31
URANERZ ENERGY CORP.
filed 2014-05-12
CIK 1162324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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
Yes[X]      No [   ]

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

Number of shares of issuer’s common stock outstanding at May 6, 2014: 86,238,806

INDEX

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013
Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2014 and 2013 and Accumulated from May 26, 1999 (date of inception) to March 31, 2014
Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 and Accumulated from May 26, 1999 (date of inception) to March 31, 2014
Consolidated Statement of Stockholders’ Deficit for the three month period from January 1, 2014 to March 31, 2014.
Notes to the Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1.A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Mine Safety Disclosure
Item 5.	Other Information
Item 6.	Exhibits
SIGNATURES

Item 1. Financial Statements (unaudited)

Uranerz Energy Corporation
(An Exploration Stage Company)

March 31, 2014	Index

Consolidated Balance Sheets	F–1

Consolidated Statements of Comprehensive Loss	F–2

Consolidated Statements of Cash Flows	F–3

Consolidated Statement of Stockholders’ Deficit	F–4

Notes to the Consolidated Financial Statements	F–5

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	March 31,	December 31,
	2014	2013
	$	$
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	6,815,585	11,915,676
Prepaid expenses and deposits (Note 5(a))	1,146,439	1,313,558
Other current assets	80,824	76,654
Total Current Assets	8,042,848	13,305,888
Debt Issuance Costs (Note 7)	286,892	307,120
Prepaid Expenses and Deposits (Note 5(a))	490,937	548,271
Mineral Property Reclamation Surety Deposits (Note 8)	2,081,039	2,081,039
Property and Equipment (Note 3)	786,044	706,447
Total Assets	11,687,760	16,948,765

LIABILITIES AND DEFICIT
Current Liabilities
Accounts payable	306,042	580,984
Accrued liabilities (Note 5(b))	840,315	1,674,779
Current portion of note payable (Note 7)	703,749	–
Due to related parties (Note 6(a))	14,525	–
Total Current Liabilities	1,864,631	2,255,763
Note Payable (Note 7)	19,296,251	20,000,000
Asset Retirement Obligations (Note 8)	1,263,312	1,241,481
Total Liabilities	22,424,194	23,497,244

Commitments (Notes 4 and 13)

Deficit
Preferred Stock, 10,000,000 shares authorized, $0.001 par value; No shares issued and outstanding	–	–
Common Stock, 750,000,000 shares authorized, $0.001 par value; 86,119,774 and 85,815,074 shares issued and outstanding, respectively	86,120	85,815
Additional Paid-in Capital	157,544,806	156,814,709
Deficit Accumulated During the Exploration Stage	(168,471,768)	(163,562,491)
Uranerz Stockholders’ Deficit	(10,840,842)	(6,661,967)
Non-controlling Interest	104,408	113,488
Total Deficit	(10,736,434)	(6,548,479)
Total Liabilities and Deficit	11,687,760	16,948,765

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Comprehensive Loss
(Expressed in US dollars)
(Unaudited)

	Accumulated From
	May 26, 1999
	(Date of Inception)	Three Months Ended
	to March 31,	March 31,
	2014	2014	2013
	$	$	$

Revenue	–	–	–

Expenses
Depreciation	1,287,367	51,412	56,016
Accretion of asset retirement obligation (Note 8)	152,273	21,831	18,032
Foreign exchange loss (gain)	25,052	(40,925)	205
General and administrative (Notes 6 and 10)	64,984,457	1,355,240	1,276,205
Mineral property expenditures (Notes 4(m) and 10)	107,104,808	3,319,813	2,790,318
Total Operating Expenses	173,553,957	4,707,371	4,140,776
Operating Loss	(173,553,957)	(4,707,371)	(4,140,776)
Other Income (Expense)
Gain on sale of investment securities	79,129	–	–
Interest income	2,085,556	7,472	4,000
Interest expense	(1,636,567)	(307,728)	–
Other income (expense)	(113,677)	18,323	–
Mineral property option payments received	152,477	–	–
Total Other Income (Expenses)	566,918	(281,933)	4,000
Loss from continuing operations	(172,987,039)	(4,989,304)	(4,136,776)

Discontinued operations
Loss from discontinued operations	(28,732)	–	–
Gain on disposal of discontinued operations	979,709	–	–
Gain on Discontinued Operations	950,977	–	–
Net Loss and Comprehensive Loss	(172,036,062)	(4,989,304)	(4,136,776)
Net Loss and Comprehensive Loss attributable to non-
controlling interest	3,564,294	80,027	56,031
Net Loss and Comprehensive Loss Attributable to
Company Stockholders	(168,471,768)	(4,909,277)	(4,080,745)
Amounts attributable to Company stockholders
Loss from continuing operations	(169,422,745)	(4,909,277)	(4,080,745)
Gain on discontinued operations	950,977	–	–
Net Loss Attributable to the Company	(168,471,768)	(4,909,277)	(4,080,745)
Net Loss Per Share – Basic and Diluted		(0.06)	(0.05)

Weighted Average Number of Shares Outstanding		85,903,000	77,208,000

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Accumulated From
	May 26, 1999
	(Date of Inception)	Three Months Ended
	to March 31,	March 31,
	2014	2014	2013
	$	$	$
Operating Activities
Net loss and comprehensive loss	(172,036,062)	(4,989,304)	(4,136,776)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,287,367	51,412	56,016
Accretion of asset retirement obligation	152,273	21,831	18,032
Accretion of discount on notes payable	525,461	–	–
Amortization of financing costs	318,430	20,228	–
Asset retirement cost	1,111,039	–	33,121
Equity loss on investment	74,617	–	–
Gain on disposition of discontinued operations	(979,709)	–	–
Gain on sale of investment securities	(79,129)	–	–
Other expense (income)	113,677	(18,323)	–
Non-cash mineral property option payment	(37,500)	–	–
Shares issued to acquire mineral properties	19,105,000	–	–
Warrants issued for mineral property costs	1,258,000	–	–
Stock-based compensation	30,553,512	337,671	239,765
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(1,631,139)	224,453	36,354
Other current assets	(61,287)	15,342	(6,308)
Accounts payable and accrued liabilities	1,277,023	(1,109,406)	(493,287)
Due to related parties	485,284	14,525	(706)
Net Cash Used in Operating Activities	(118,563,143)	(5,431,571)	(4,253,789)
Investing Activities
Reclamation surety deposits	(2,081,039)	–	–
Acquisition of subsidiary, net cash paid	(48)	–	–
Proceeds from sale of marketable securities	20,548,664	–	–
Investment in property and equipment	(1,976,183)	(132,198)	(17,861)
Purchase of investment securities	(20,432,035)	–	–
Disposition of subsidiary	905,092	–	–
Net Cash Used in Investing Activities	(3,035,549)	(132,198)	(17,861)
Financing Activities
Proceeds from notes payable	26,000,000	–	–
Repayment of notes payable	(6,098,414)	–
Financing costs	(656,187)	–	–
Advances from related party	10,700	–	–
Contributions from non-controlling interest	3,668,703	70,947	–
Proceeds from issuance of common stock	111,109,552	392,731	–
Share issuance costs	(5,620,077)	–	–
Net Cash Provided by Financing Activities	128,414,277	463,678	–
Increase (Decrease) In Cash	6,815,585	(5,100,091)	(4,271,650)
Cash - Beginning of Period	–	11,915,676	7,016,710
Cash - End of Period	6,815,585	6,815,585	2,745,060
Non-cash Investing and Financing Activities
Sale of 60% of subsidiary for interest in mineral property	774,216	–	–
Investment securities received as a mineral property option payment	37,500	–	–
Purchase of equipment with loan payable	98,414	–	–
Stock options issued for mineral property expenditures	170,598	–	–
Common stock issued to settle debt	744,080	–	–
Warrants issued with notes payable	525,461	–
Warrants issued for mineral property costs	1,258,000	–	–
Common stock issued for mineral property costs	19,105,000	–	–
Supplemental Disclosures
Interest paid	805,283	287,500	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statement of Stockholders’ Deficit
For the Three Month Period March 31, 2014
(Expressed in US dollars)
(Unaudited)

				Deficit
				Accumulated
			Additional	During the	Non-
	Common Stock		Paid-in	Exploration	Controlling
	Shares	Amount	Capital	Stage	Interest	Total
	#	$	$	$	$	$

Balance, December 31, 2013	85,815,074	85,815	156,814,709	(163,562,491)	113,488	(6,548,479)
Stock-based compensation	–	–	286,671	–	–	286,671
Shares issued upon the exercise of options	149,700	150	192,581	–	–	192,731
Shares issued upon the exercise of warrants	125,000	125	199,875	–	–	200,000
Shares issued for services	30,000	30	50,970	–	–	51,000
Contribution from non-controlling interest	–	–	–	–	70,947	70,947
Net loss and comprehensive loss for the period	–	–	–	(4,909,277)	(80,027)	(4,989,304)
Balance, March 31, 2014	86,119,774	86,120	157,544,806	(168,471,768)	104,408	(10,736,434)

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2014
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

As at March 31, 2014, the Company has working capital of $6,178,217 and cash on hand of $6,815,585. Management expects that the Company’s financial position will be sufficient to fund operations in 2014.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission (“SEC”) instructions for companies filing Form 10-Q. In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2014, and the results of operations and cash flows for the period then ended. The financial data and other information disclosed in the notes to the interim consolidated financial statements related to this period are unaudited. The results for the three-month period ended March 31, 2014 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2014. The unaudited interim consolidated financial statements have been condensed pursuant to the Securities and Exchange Commission's rules and regulations and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these unaudited interim consolidated financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements and notes thereto for the year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K filed on March 14, 2014 with the SEC.

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

	b)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents.

	c)	Financial Instruments/Concentrations

Financial instruments consist principally of cash and cash equivalents, mineral property reclamation security deposits, accounts payable and notes payable. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments the fair value of cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The reclamation deposits are deposits mainly invested in at major financial institutions and their fair value was estimated to approximate their carrying value. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates and current market rates for similar instruments. The Company's operations and financing activities are conducted primarily in United States dollars and as a result, the Company is not subject to significant exposure to market risks from changes in foreign currency rates. The Company is exposed to credit risk through its cash and cash equivalents, but mitigates this risk by keeping deposits at major financial institutions

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2014
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

Estimations and assumptions used in applying the expected present value technique to determine fair values are reviewed periodically. At March 31, 2014, the Company had accrued $1,263,312 for restoration and reclamation obligations (December 31, 2013 -$1,241,481).

Estimated site restoration costs for exploration activities are accrued when incurred. Costs for environmental remediation are estimated each period by management based on current regulations, actual expenses incurred, available technology and industry standards. Any change in these estimates is included in exploration expense during the period and the actual restoration expenditures incurred are charged to the accumulated asset retirement obligation provision as the restoration work is completed. At March 31, 2014 and December 31, 2013, the Company has recorded $39,000 for well reclamation obligations in accrued liabilities for which work is required as part of its ongoing exploration expenses.

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

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2014
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	j)	Recently Adopted Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this standard are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of the pronouncement did not have a material effect on our consolidated financial statements.

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. The adoption of the pronouncement did not have a material effect on our consolidated financial statements.

In July 2013, ASC guidance was issued related to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The updated guidance requires an entity to net its unrecognized tax benefits against the deferred tax assets for all same jurisdiction net operating loss carryforward, a similar tax loss, or tax credit carryforwards. A gross presentation will be required only if such carryforwards are not available or would not be used by the entity to settle any additional income taxes resulting from disallowance of the uncertain tax position. The update is effective prospectively for the Company’s fiscal year beginning January 1, 2014. The adoption of the pronouncement did not have a material effect on our consolidated financial statements.

In March 2013, ASC guidance was issued related to Foreign Currency Matters to clarify the treatment of cumulative translation adjustments when a parent sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. The updated guidance also resolves the diversity in practice for the treatment of business combinations achieved in stages in a foreign entity. The update is effective prospectively for the Company’s fiscal year beginning January 1, 2014. The adoption of the pronouncement did not have a material effect on our consolidated financial statements.

3.	Property and Equipment

			March 31,	December 31,
			2014	2013
			Net Carrying	Net Carrying
		Accumulated	Value	Value
	Cost	Depreciation	$	$
	$	$

Computers and office equipment	355,819	255,118	100,701	103,024
Field equipment	1,651,078	965,735	685,343	603,423
	2,006,897	1,220,853	786,044	706,447

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2014
(Expressed in US dollars)

4.	Mineral Properties

a)

On November 18, 2005, the Company entered into an agreement to acquire a 100% interest in 10 mining claims located in the Powder River Basin area, Wyoming, in consideration of advanced royalty payment of $250,000. The amounts were paid in installments and completed by January 2007. These mining claims are mainly located on the Nichols Ranch ISR Uranium Project and subject to a varying royalty interest indexed to the sales price of uranium.

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

m)

During the three months ended March 31, 2014, mineral property expenditures totaling $3,319,813 (2013 - $2,790,318) were expensed, including $2,950,035 (2013 – $2,542,436) of wellfield and construction costs related to our Nichols Ranch ISR Uranium Project.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2014
(Expressed in US dollars)

5.	Balance Sheet Details

a)	The components of prepaid expenses and deposits are as follows:

	March 31,	December 31,
	2014	2013
	$	$

Exploration costs	–	7,635
Insurance	259,619	254,122
Investor relations	33,847	59,232
Lease costs	247,696	392,884
Reclamation bonding	161,776	195,558
Current portion power supply advance	24,276	-
Surface use and damage costs	236,402	309,054
Deposits	76,800	76,800
Listing fees	50,017	–
Other	56,006	18,273
Current prepaid expenses and deposits	1,146,439	1,313,558

Deposits	29,892	29,892
Power supply advance	168,833	195,727
Surface use and damage costs	292,212	322,652
Non-current prepaid expenses and deposits	490,937	548,271

b)	The components of accrued liabilities are as follows:

	March 31,	December 31,
	2014	2013
	$	$

Mineral exploration expenses (Note 13(f))	507,370	703,192
Employee costs	288,695	219,580
Executive and employee compensation	–	604,000
Insurance fees	–	7,723
Professional fees	–	54,060
Reclamation costs (Note 8)	39,000	39,000
Other	5,250	47,224

Total accrued liabilities	840,315	1,674,779

6.	Related Party Transactions / Balances

a)

During the three months ended March 31, 2014, the Company incurred $211,714 (2013 - $172,902) for consulting services (included in general and administrative expenses) provided by Officers. Other general and administrative expenses were reimbursed in the normal course of business. At March 31, 2014, consulting services and expenditures incurred on behalf of the Company of $14,525 (December 31, 2013 - $Nil) are owed to these Officers, and these amounts are unsecured, non-interest bearing, and due on demand.

b)

During the three months ended March 31, 2014, the Company paid fees of $33,325 (2013 - $30,125) to non- executive Directors of the Company for their services as Directors. Other general and administrative expenses were reimbursed to the directors in the normal course of business.

	c)	During the three months ended March 31, 2014, the Company paid $322,500 (2013 - $Nil) for bonuses (included in prior year’s general and administrative expenses) to related party Officers.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2014
(Expressed in US dollars)

7.	Notes Payable

In December 2013 the Company obtained a $20,000,000 loan through the Wyoming Industrial Development Revenue Bond program (the "Loan"). The Loan has an annual interest rate of 5.75% and is repayable over seven years, maturing on October 15, 2020. The Loan calls for the payment of interest only for the first year, with the amortization of principal plus interest over the remaining six years. The Loan can be repaid earlier than its maturity date if the Company so chooses without penalty or premium. The Loan is secured by a charge on most of the assets of the Company including the Company’s mineral properties, processing facility, and equipment as well as an assignment of all of the Company’s right, title and interest in and to the Product Sales Contracts and Processing Agreement, which are referenced in Note 13.

The Company incurred financing costs of $327,348, and as of March 31, 2014, the Company had unamortized debt issuance costs of $286,892 (December 31, 2013 - $307,120) which are being amortized over the life of the note payable.

The Company will make the following principal repayments:

Year Ended:
December 31, 2014	$	Nil
December 31, 2015		2,876,280
December 31, 2016		3,045,266
December 31, 2017		3,224,181
December 31, 2018		3,413,608
December 31, 2019		3,614,163
December 31, 2020		3,826,502

Total		20,000,000

Less: current portion		(703,749)

Long-term portion		$19,296,251

8.	Asset Retirement Obligations

The following summary sets forth the annual changes to the Company’s asset retirement obligation relating to the Company’s Nichols Ranch ISR Uranium Project in Wyoming:

Balance at December 31, 2013	$1,241,481
Accretion expense	21,831
Balance at March 31, 2014	$1,263,312

The current portion of reclamation and remediation liabilities of $39,000 and $39,000 at March 31, 2014 and December 31, 2013, respectively, are included in accrued liabilities (see Note 5(b)).

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

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2014
(Expressed in US dollars)

9.	Common Stock

	a)	During the three months ended March 31, 2014, the Company issued 149,700 shares of common stock, pursuant to the exercise of stock options, for proceeds of $192,731.

	Shares	Proceeds
Month	Issued	$
January	22,000	24,580
February	67,700	90,041
March	60,000	78,110

Total	149,700	192,731

b)	On March 14, 2014, the Company issued 125,000 shares of common stock, pursuant to the exercise of warrants, for proceeds of $200,000.

c)

On March 20, 2014, the Company issued 30,000 shares of common stock with a fair value of $51,000 to a consultant for consulting services. During the three months ended March 31, 2014, the Company recorded the fair value of the shares as general and administrative expenses.

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

During the three months ended March 31, 2014, the Company granted 7,500 stock options at an exercise price of $1.52 per share for 10 years that vest 40% on the date of grant, 30% on the first anniversary of the grant date and 30% on the second anniversary of the grant date. During the three months ended March 31, 2014, the Company recorded stock-based compensation for the vested portion of the options of $4,286, as mineral property expenditures.

On February 15, 2014 Executive Officers and Directors forfeited 1,814,000 stock options with an average exercise price of $ 3.43, resulting in a decrease in the number of options outstanding and an increase in the amount of options available for future grants.

During the three months ended March 31, 2014, the Company recorded stock-based compensation for the vesting of previously granted stock options of $223,153 as general and administrative expense and $59,232 as mineral property expenditures. During the three month period ended March 31, 2013, the Company recorded $239,765 of stock-based compensation for the vesting of previously granted stock options. At March 31, 2014, the Company had 17,621,360 shares of common stock available to be issued under the Stock Option Plan.

The weighted average grant date fair value of stock options granted during the three month period ended March 31, 2014 was $1.32, per share. The total intrinsic value of stock options exercised during the three months ended March 31, 2014 and 2013, was $60,952, and $nil respectively.

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

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2014
(Expressed in US dollars)

10.	Stock-based Compensation (continued)

The weighted average assumptions used for each of the three months ended March 31, are as follows:

	2014	2013
Expected dividend yield	0%	–
Risk-free interest rate	2.71%	–
Expected volatility	90%	–
Expected option life (in years)	10.00	–

The following table summarizes the continuity of the Company’s stock options:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
		$		$
Outstanding, December 31, 2013	11,245,380	2.07

Granted	7,500	1.52
Forfeited	(1,814,000)	3.43
Exercised	(149,700)	1.29
Expired	(807,000)	2.73

Outstanding, March 31, 2014	8,482,180	1.73	6.35	2,897,416

Exercisable, March 31, 2014	6,691,030	1.87	5.61	1,928,053

A summary of the changes of the Company’s non-vested stock options is presented below:

		Weighted Average
	Number of	Grant Date
Non-vested stock options	Options	Fair Value
		$
Non-vested at December 31, 2013	1,842,150	1.07
Granted	7,500	1.32
Vested	(3,000)	1.32
Expired	(55,500)	1.07

Non-vested at March 31, 2014	1,791,150	1.07

As at March 31, 2014, there was $1,377,957 of unrecognized compensation cost related to non-vested stock option agreements. This cost is expected to be recognized over a weighted average period of 1.31 years.

11.	Stock Purchase Warrants

a)

In September, 2013, as a component of a public offering of Units, the Company issued 4,275,000 common share purchase warrants, exercisable for $1.60 per share during the thirty month period ending March 5, 2016. The Company has the right to accelerate the expiry date of the warrants in the event that the underlying common shares trade at a closing price on the NYSE market of greater than $2.75 per share for a period of 20 consecutive trading days. As at March 31, 2014, 125,000 warrants have been exercised.

b)

In June, 2013 as additional consideration for a loan, the Company issued non-transferable common stock purchase warrants entitling the holders to purchase from the Company 1,600,000 common shares at an exercise price of $1.60 per share, of which 1,200,000 warrants were immediately exercisable and 400,000 additional warrants exercisable only if the Notes remain outstanding after August 15, 2013. The loan was repaid in December 2013. The warrants expire 30 months from the date of issue, subject to an acceleration option exercisable by the Company in the event that the Company’s common shares trade at a closing price on the NYSE MKT of greater than $2.75 per share for 20 consecutive trading days. No warrants have been exercised as at March 31, 2014.

c)

On August 13, 2010, the Company issued warrants to purchase 2,000,000 shares of common stock to a third party in exchange for the acquisition of intellectual property related to certain uranium prospects. Each warrant entitles the holder to acquire one common share of the Company for $3.00. The warrants have a four year term and vested 25% each on July 2010, 2011, 2012 and 2013. No warrants have been exercised as at March 31, 2014. (Refer to Note 4(k)).

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2014
(Expressed in US dollars)

11.	Stock Purchase Warrants (continued)

A summary of the changes in the Company’s common share purchase warrants is presented below:

		Weighted Average
	Number	Exercise Price
		$
Balance December 31, 2013	7,875,000	1.96
Exercised	125,000	1.60
Balance March 31, 2014	7,750,000	1.96

As at March 31, 2014, the following common share purchase warrants were outstanding and exercisable:

Number of Warrants	Exercise Price	Expiry Date
	$
2,000,000	3.00	June 30, 2014
1,600,000	1.60	December 5, 2015
4,150,000	1.60	March 5, 2016

12.	Shareholder Rights Plan

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

b)

On September 18, 2008, the Company signed two mining lease agreements which require ten annual payments of $75,000. As at March 31, 2014, the first five annual payments have been made. Refer to Note 4(g).

	c)	Refer to Note 8 for commitments pertaining to mineral property reclamation surety deposits.

	d)	On May 7, 2013, the Company signed an office premises lease for a period of three years commencing September 1, 2013. Rent is approximately $50,000 (Cdn$55,000) per annum.

e)

On January 22, 2014 the Company renewed an office lease for a primary term of two years, beginning the 1st day of February, 2014 and ending on the 31st day of January, 2016. Rent consideration is $142,010 per annum. The lease agreement may be renewed for two additional years.

f)

The Company is party to a processing agreement under which it is committed to minimum annual payments of $450,000 for each of the years 2013, 2014 and 2015. The 2013 liability of $450,000 was paid in January, 2014. Refer to Note 5(b).

g)

The Company is committed under two sales agreements to supply triuranium octoxide (U3O8) over a four or five year period. One sales agreement has defined pricing each year and the second agreement has pricing which contains spot market referenced prices to set the sales price, with a floor and ceiling.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2014
(Expressed in US dollars)

13.	Commitments (continued)

h)

In 2013 the Company signed a third sales agreement to supply triuranium octoxide (U3O8) over a five year period commencing in 2016. The agreement has pricing which contains a base with an escalation factor.

	i)	At March 31, 2014 the Company has operational and construction purchase orders outstanding for approximately $490,000.

14.	Segment Disclosures

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

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “believes”, “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results :”may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

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

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the section titled "Risk Factors” contained in our annual report on Form 10-K for the year ended December 31, 2013 and filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2014 and as described below in this Quarterly Report under the heading “Risk Factors”. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

General

We are a U.S.-based uranium company focused on exploration and in-situ recovery (“ISR”) of uranium. ISR is a mining process that uses a “leaching solution” to dissolve uranium from sandstone uranium deposits; it is the generally accepted extraction technology used in the Powder River Basin area of Wyoming.

Our first mining unit commenced operation on April 15, 2014. The Nichols Ranch ISR Uranium Project is licensed for a recovery level of up to two million pounds of uranium per year with initial annual recovery dependent upon the extraction efficiency in our first wellfield and market factors. The project will also serve as a platform to advance our other Powder River Basin properties with potential enhanced economics for adjacent and satellite projects.

We control a large strategic land position in the central Powder River Basin. Our management team has specialized expertise in the ISR uranium mining method, and has a record of licensing, constructing, and operating ISR uranium projects.

Our Powder River Basin properties include:

  our 100% owned properties that totaled 20,121 acres as of March 31, 2014; and
  our 81% interest in Arkose Mining Venture properties that totaled 59,107 acres as of March 31, 2014.

Ownership Interests

Our ownership interests in the properties within the Powder River Basin are summarized as follows:

100% Owned Properties

Our 100% owned properties are comprised of unpatented lode mining claims, state leases and fee (private) mineral leases, and are summarized as follows:

	Ownership Interest	Number of Claims/	Acreage
Property Composition	(1)	Leases	(Approximate)
Unpatented Lode Mining Claims	100%	826	16,520 acres
State Leases	100%	3	1,360 acres
Fee (private) Mineral Leases	100%	41	2,241 acres
Total			20,121 acres

(1)	Subject to royalties.
  These 100% owned properties in the Powder River Basin include the following core property units:
Property	No. Claims	Approximate Acreage
Jane Dough	22	440
Collins Draw	32	640
North Rolling Pin	54	1,080
Hank	66	1,320
Nichols Ranch	36	720
Willow Creek	11	220
West North-Butte	125	2,500
East Nichols	44	880
North Nichols	107	2,140
TOTAL	497	9,940

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

Arkose Mining Venture

The Arkose Mining Venture properties are comprised of unpatented mineral lode claims, state leases and fee (private) mineral leases, as summarized as follows:

Property	Ownership Interest	Number of Claims/	Acreage
Composition	(1)	Leases	(Approximate)
Unpatented Mineral Lode Claims	81%	2,641	43,207 acres
State Leases	81%	3	2,080 acres
Fee (private) Mineral Leases	81%	61	13,820 acres
Total			59,107 acres

(1)	Subject to royalties.

Through a combination of claim staking, purchasing and leasing, we have also acquired interests in projects that lie within the Powder River Basin but outside of the project areas discussed above. These additional properties include the Verna Ann, Niles Ranch and Reno Creek projects. However, due to our focus on other activities, we have not yet made any development decisions on these projects.

Information regarding the location of and access to our Wyoming properties, together with the history of operations, present condition and geology of each of our significant properties, is presented in Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2013 under the heading “Description of Properties”, previously filed with the SEC on March 14, 2014.

During this quarter we have completed construction of our processing facility and installation of our first wellfield at our Nichols Ranch ISR Uranium Project in the Powder River Basin. The Nuclear Regulatory Commission (“NRC”) pre-operational field inspections were conducted in December 2013 and in January 2014.

Concurrently, we are continuing preparation of the environmental permit and license applications for the Jane Dough unit, which is adjacent to the area currently being constructed at the Nichols Ranch unit and will share its infrastructure. This will provide us with the option to revise our plan of operations to bring our Jane Dough unit into recovery operations before the Hank unit of our Nichols Ranch Mine; Jane Dough fluids can be delivered to our Nichols Ranch Mine processing facility by pipeline, thus eliminating the need to build a satellite processing facility. Jane Dough includes the Doughstick, South Doughstick and North Jane properties. Additional units may be added as we assess our geological data. Other strategies are also being considered for Hank, possibly in concert with other properties. We may continue the exploration and, if warranted, the potential future development and strategic planning of our other Wyoming Powder River Basin properties.

None of our projects has proven or probable reserves as defined in the SEC’s Industry Guide 7 and our operations on our projects and properties are, therefore, deemed exploratory in nature under Industry Guide 7 standards.

During the first quarter of 2014 we:

  completed installation of equipment and electrical components in our processing facility;
  tested injection and recovery wells for Nichols Ranch Production Area #1;
  conducted staff training for safety and operations;
  completed NRC startup field inspections;
  continued preparation of permit applications for the Jane Dough unit; and
  waited for the NRC to provide final startup approvals.

Financial Position

The Company's overall financial position is disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 14, 2014 and the unaudited consolidated Financial Statements at March 31, 2014 as provided herein under the section heading "Financial Statements" above.

Liquidity and Capital Resources

We are carrying out an exploration, environmental and uranium recovery program in 2014 as reported in our Annual Report. This plan anticipated completion of the processing facility, deep disposal wells and initial wellfield of our Nichols Ranch ISR Uranium Project in late 2013, with recovery commencing shortly thereafter. Startup was delayed approximately three months to accommodate a technical amendment to our NRC license, which was completed on April 15, 2014. Mineral property acquisitions, dependent upon opportunities that may arise, may also be pursued in 2014.

During the three months ended March 31, 2014, operational expenditures incurred were $4,707,371. These expenditures include mine development costs incurred for the Nichols Ranch project totaling $2,950,035, all of which have been expensed in accordance with the Company’s status as an “exploration stage company” pursuant to the SEC’s Industry Guide 7.

At March 31, 2014 we had cash of $6,815,585 and working capital of $6,178,217, as compared to cash of $11,915,676 and working capital of $11,050,125 as at December 31, 2013. Our cash is invested in bank savings accounts and is available on demand.

Net cash used in operating activities was $5,431,571 for the three months ended March 31, 2014, compared to $4,253,789 for the corresponding period in 2013, increased somewhat as project construction costs were higher by $407,599. Net cash used to purchase property and equipment was $132,198 for the three months ended March 31, 2014, compared to $17,861 used in the corresponding period in 2013.

Net cash provided by financing activities amounted to $463,678 for the three months ended March 31, 2014, primarily proceeds from stock options exercised, compared to $Nil provided in the corresponding period in 2013 when no financing transactions occurred.

During the twelve-month period following the date of this quarterly report, we anticipate that we will begin to generate a modest amount of revenue. The Nichols Ranch ISR Uranium Project is expected to incur additional expenditures of approximately $5 million of wellfield expansion and related costs in 2014. We anticipate that these expenditures will be paid for from cash on hand, operations and from additional financing. We currently have sufficient working capital to fund our planned activities for the next twelve months. We may obtain new financing to fund additional exploration and property acquisitions, if we choose to conduct any

To date, our primary source of funds has been equity financings and a loan via the state of Wyoming, and this trend is expected to continue together with recovery operations. Our operational and exploration plans will be continually evaluated and modified as markets, exploration and environmental results become available. General and administrative expenses, planning and environmental expenses are incurred throughout the year; most of our exploration expenditures are incurred during the drilling period of March through November. Modifications to our plans will be based on many factors including results of operations, exploration, assessment of data, weather conditions, exploration costs, the price of uranium, and available capital.

We anticipate that any additional financing may be in the form of equity financing from the sale of our common stock and the exercise of share purchase options and/or debt, depending on capital markets. We cannot provide assurance that additional financing will be available to us in amounts sufficient to meet our needs or on terms acceptable to us, if at all. In 2011, we filed a Form S-3 "shelf registration statement", including equity and/or debt, in the amount of $100 million which was drawn upon during our September 2013 equity issuance.

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

Results of Operations

Three-month period ended March 31, 2014 compared to three-month period ended March 31, 2013

Revenue and Operating Expenses

We have not earned any revenues to date and we anticipate that we may generate modest revenues during the twelve-month period following the date of this quarterly report.

We incurred total operating expenses of approximately $4,707,371 for the three-month period ended March 31, 2014, as compared to $4,140,776 for the corresponding period in 2013. The increase of operating expenses in the amount of $566,595 was primarily attributable to an increase in mineral property expenses of $529,495 of which $407,599 was attributable to processing facility and wellfield expenditures related to the Nichols Ranch ISR Uranium Project.

Our financing expense for the three-month period ended March 31, 2014 was $307,728, as compared to $Nil for the corresponding period in 2013. Our interest income was $7,472 for the three-month period ended March 31, 2014 compared to $4,000 in 2013 when cash balances were lower. The financing expense is related to our Note payable, issued in December 2013.

Net loss for the three-month period ended March 31, 2014 was approximately $4,909,277, as compared to approximately $4,080,745 for the corresponding period in 2013. The increase in net loss was primarily attributable to the increase in operating expenses resulting from an increase in mineral property expenses.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders except as disclosed in the unaudited Financial Statements at March 31, 2014. The Company has had no material changes to its off-balance sheet arrangements as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 14, 2014 and the unaudited Financial Statements at March 31, 2014 as provided herein under the section heading "Financial Statements" above.

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

ASC 718 requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviours. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of comprehensive loss over the requisite service period.

Options granted to consultants are valued based at the fair value of the service received by the Company unless the amount is not readily determinable, in which case they are valued using the Black Scholes model.

Contractual Obligations

The Company has had no material changes to its contractual obligations as disclosed in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2014 and the unaudited Consolidated Financial Statements at March 31, 2014 as provided herein under the section heading "Financial Statements" above.

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

Changes in Internal Control over Financial Reporting

During our most recently completed fiscal quarter ended March 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 14, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 20, 2014, the Company issued 30,000 shares of common stock with a fair value of $51,000 to a consultant for consulting services. The shares of common stock were issued pursuant to Section 4(a) (2) of the United States Securities Act of 1933, as amended, in reliance on certain representations of the consultant.

Item 3. Defaults Upon Senior Securities

None.

Item 4.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (“Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended March 31, 2014, the Company’s mineral properties were not subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety Act.

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

URANERZ ENERGY CORPORATION

By: /s/ Benjamin Leboe	By: /s/ Glenn Catchpole

Benjamin Leboe, Senior Vice President, Finance and	Glenn Catchpole, Chief Executive
Chief Financial Officer	Officer, Director
(Principal Financial and Accounting Officer)	(Principal Executive Officer)

Date: May 9, 2014	Date: May 9, 2014