Form 10-Q
period 2014-06-30
URANERZ ENERGY CORP.
filed 2014-08-11
CIK 1162324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

_________________________________________________________________
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
Yes [X]      No[   ]

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

Number of shares of issuer’s common stock outstanding at July31, 2014: 86,238,806

INDEX

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013
Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2014 and 2013 and Accumulated from May 26, 1999 (date of inception) to June 30, 2014
Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 and Accumulated from May 26, 1999 (date of inception) to June 30, 2014
Consolidated Statement of Changes in Deficit for the six month period from January 1, 2014 to June 30, 2014.
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
SIGNATURES

Item 1. Financial Statements (unaudited)

Uranerz Energy Corporation
(An Exploration Stage Company)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	June 30,	December 31,
	2014	2013
	$	$
	(Unaudited)	(Audited)
ASSETS

Current Assets

Cash	2,930,779	11,915,676
Prepaid expenses and deposits (Note 6(a))	798,378	1,313,558
Inventory (Note 3)	749,030	–
Other current assets	55,676	76,654
Total Current Assets	4,533,863	13,305,888

Debt Issuance Costs (Note 8)	266,664	307,120
Prepaid Expenses and Deposits (Note 6(a))	480,361	548,271
Mineral Property Reclamation Surety Deposits (Note 9)	2,081,039	2,081,039
Property and Equipment (Note 4)	791,961	706,447
Total Assets	8,153,888	16,948,765

LIABILITIES AND DEFICIT

Current Liabilities

Accounts payable	429,879	580,984
Accrued liabilities (Note 6(b))	582,326	1,674,779
Current portion of note payable (Note 8)	1,417,615	–
Due to related parties (Note 7(a))	13,220	–
Total Current Liabilities	2,443,040	2,255,763

Note Payable (Note 8)	18,582,385	20,000,000
Asset Retirement Obligations (Note 9)	1,816,907	1,241,481
Total Liabilities	22,842,332	23,497,244

Commitments (Notes 5 and 14)
Subsequent Events (Note 16)

Deficit

Preferred Stock, 10,000,000 shares authorized, $0.001 par value; No shares issued and outstanding	–	–

Common Stock, 750,000,000 shares authorized, $0.001 par value; 86,268,806 and 85,815,074 shares issued and outstanding, respectively	86,269	85,815

Additional Paid-in Capital	158,123,303	156,814,709

Deficit Accumulated During the Exploration Stage	(172,926,627)	(163,562,491)

Uranerz Stockholders’ Deficit	(14,717,055)	(6,661,967)

Non-controlling Interest	28,611	113,488

Total Deficit	(14,688,444)	(6,548,479)

Total Liabilities and Deficit	8,153,888	16,948,765

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Comprehensive Loss
(Expressed in US dollars)
(Unaudited)

	Accumulated From
	May 26, 1999
	(Date of Inception)	Three Months Ended		Six Months Ended
	to June 30,	June 30,		June 30,
	2014	2014	2013	2014	2013
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Depreciation	1,342,894	55,527	52,583	106,939	108,599
Accretion of asset retirement obligation (Note 9)	167,259	14,986	19,104	36,817	37,136
Foreign exchange gain	(8,422)	(33,474)	(5,257)	(74,399)	(5,052)
General and administrative (Notes 7 and 11)	66,805,916	1,821,459	1,268,949	3,176,699	2,545,154
Mineral property expenditures (Note 5(m) and 11)	109,474,279	2,369,471	1,679,351	5,689,284	4,469,669

Total Operating Expenses	177,781,926	4,227,969	3,014,730	8,935,340	7,155,506

Operating Loss	(177,781,926)	(4,227,969)	(3,014,730)	(8,935,340)	(7,155,506)

Other Income (Expense)

Gain on sale of investment securities	79,129	–	–	–	–
Interest income	2,089,489	3,933	2,614	11,405	6,614
Interest expense	(1,944,295)	(307,728)	(237,106)	(615,456)	(237,106)
Other income (expense)	(112,569)	1,108	–	19,431	–
Mineral property option payments received	152,477	–	–	–	–

Total Other Income (Expenses)	264,231	(302,687)	(234,492)	(584,620)	(230,492)

Loss from Continuing Operations	(177,517,695)	(4,530,656)	(3,249,222)	(9,519,960)	(7,385,998)

Discontinued Operations

Loss from discontinued operations	(28,732)	–	–	–	–
Gain on disposal of discontinued operations	979,709	–	–	–	–

Gain on Discontinued Operations	950,977	–	–	–	–
Net Loss and Comprehensive Loss	(176,566,718)	(4,530,656)	(3,249,222)	(9,519,960)	(7,385,998)
Net Loss and Comprehensive Loss attributable to non-controlling interest	3,640,091	75,797	55,556	155,824	111,587
Net Loss and Comprehensive Loss Attributable to Company Stockholders	(172,926,627)	(4,454,859)	(3,193,666)	(9,364,136)	(7,274,411)

Amounts Attributable to Company Stockholders
Loss from continuing operations	(173,877,604)	(4,454,859)	(3,193,666)	(9,364,136)	(7,274,411)
Gain on discontinued operations	950,977	–	–	–	–
Net Loss Attributable to the Company	(172,926,627)	(4,454,859)	(3,193,666)	(9,364,136)	(7,274,411)
Net Loss Per Share – Basic and Diluted		(0.05)	(0.04)	(0.11)	(0.10)

Weighted Average Number of Shares Outstanding		86,214,000	77,209,000	86,059,000	77,208,000

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Accumulated From
	May 26, 1999
	(Date of Inception)	Six months Ended
	to June 30,	June 30,
	2014	2014	2013
	$	$	$
Operating Activities
Net loss and comprehensive loss	(176,566,718)	(9,519,960)	(7,385,998)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,342,894	106,939	108,599
Accretion of asset retirement obligation	167,259	36,817	37,136
Accretion of discount on notes payable	525,461	–	127,780
Amortization of financing costs	338,658	40,456	86,641
Asset retirement cost	1,642,155	531,116	36,914
Equity loss on investment	74,617	–	–
Gain on disposition of discontinued operations	(979,709)	–	–
Gain on sale of investment securities	(79,129)	–	–
Other expense (income)	112,569	(19,431)	–
Non-cash mineral property option payment	(37,500)	–	–
Shares issued to acquire mineral properties	19,105,000	–	–
Warrants issued for mineral property costs	1,258,000	–	–
Stock-based compensation	31,033,379	817,538	478,181
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(1,272,503)	583,089	211,835
Inventory	(741,537)	(741,537)	–
Other current assets	(55,650)	20,979	(11,368)
Accounts payable and accrued liabilities	1,142,871	(1,243,558)	(466,291)
Due to related parties	483,979	13,220	1,342
Net Cash Used in Operating Activities	(122,505,904)	(9,374,332)	(6,775,229)
Investing Activities
Reclamation surety deposits	(2,081,039)	–	–
Proceeds from sale of property and equipment	20,512	20,512	–
Acquisition of subsidiary, net cash paid	(48)	–	–
Proceeds from sale of marketable securities	20,548,664	–	–
Investment in property and equipment	(2,037,519)	(193,534)	(17,861)
Purchase of investment securities	(20,432,035)	–	–
Disposition of subsidiary	905,092	–	–
Net Cash Used in Investing Activities	(3,076,373)	(173,022)	(17,861)
Financing Activities
Proceeds from notes payable	26,000,000	–	6,000,000
Repayment of notes payable	(6,098,414)	–	–
Financing costs	(656,187)	–	(296,840)
Advances from related party	10,700	–	–
Contributions from non-controlling interest	3,668,703	70,947	66,500
Proceeds from issuance of common stock	111,244,539	527,718	2,275
Share issuance costs	(5,656,285)	(36,208)	–
Net Cash Provided by Financing Activities	128,513,056	562,457	5,771,935
Increase (Decrease) In Cash	2,930,779	(8,984,897)	(1,021,155)
Cash - Beginning of Period	–	11,915,676	7,016,710
Cash - End of Period	2,930,779	2,930,779	5,995,555
Non-cash Investing and Financing Activities
Sale of 60% of subsidiary for interest in mineral property	774,216	–	–
Investment securities received as a mineral property option payment	37,500	–	–
Purchase of equipment with loan payable	98,414	–	–
Stock options issued for mineral property expenditures	170,598	–	–
Common stock issued to settle debt	744,080	–	–
Warrants issued with notes payable	525,461	–	525,461
Warrants issued for mineral property costs	1,258,000	–	–
Common stock issued for mineral property costs	19,105,000	–	–
Supplemental Disclosures
Interest paid	1,082,667	564,884	22,685
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Consolidated Statement of Changes in Deficit
For the Six Month Period June 30, 2014
(Expressed in US dollars)
(Unaudited)

				Deficit
				Accumulated
			Additional	During the	Non-
	Common Stock		Paid-in	Exploration	Controlling
	Shares	Amount	Capital	Stage	Interest	Total
	#	$	$	$	$	$

Balance, December 31, 2013	85,815,074	85,815	156,814,709	(163,562,491)	113,488	(6,548,479)
Stock-based compensation	–	–	717,638	–	–	717,638
Shares issued upon the exercise of options	268,732	269	327,449	–	–	327,718
Shares issued upon the exercise of warrants	125,000	125	199,875	–	–	200,000
Shares issued for services	60,000	60	99,840	–	–	99,900
Share issuance costs	–	–	(36,208)	–	–	(36,208)
Contribution from non-controlling interest	–	–	–	–	70,947	70,947
Net loss and comprehensive loss for the period	–	–	–	(9,364,136)	(155,824)	(9,519,960)
Balance, June 30, 2014	86,268,806	86,269	158,123,303	(172,926,627)	28,611	(14,688,444)

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
Six Months Ended June 30, 2014 and 2013
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

As at June 30, 2014, the Company has working capital of $2,090,823 and cash on hand of $2,930,779. Management expects that the Company’s financial position, together with the financing described in Note 16(a), will be sufficient to fund operations through 2015.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission (“SEC”) instructions for companies filing Form 10-Q. In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2014, and the results of operations and cash flows for the period then ended. The financial data and other information disclosed in the notes to the interim consolidated financial statements related to this period are unaudited. The results for the three and six-month period ended June 30, 2014 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2014. The unaudited interim consolidated financial statements have been condensed pursuant to the Securities and Exchange Commission's rules and regulations and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these unaudited interim consolidated financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements and notes thereto for the year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K filed on March 14, 2014 with the SEC.

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

	b)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents.

	c)	Inventory

Inventories of uranium concentrates (U3O8) are classified as in-process (solutions) and finished goods. In- process inventory represents U3O8 that has been extracted from the wellfield and captured in the Nichols Ranch processing plant. The captured U3O8 is then transferred to the toll processor where the uranium concentrate is extracted, purified and dried into yellowcake before being drummed. The U3O8 becomes finished goods inventory once it is packaged in drums. The finished goods inventory is then shipped to the conversion facility. Inventory sent and accepted at the conversion facility is available for the Company to sell to its customers.

The Company uses solution flow rates and measured concentration of U3O8 in its processing plant’s ion exchange columns and assays of pregnant resin at our toll processor to calculate the amount of in-process inventory. The amount of finished goods is determined by weighing and assaying the amount of U3O8 packaged into drums at the toll processor and at the conversion facility. The amount of U3O8 in the finished goods inventory is subject to final weighing and assay adjustments at the conversion facility.

The Company values its concentrates at the lower of weighted average cost or net realizable value at the end of each reporting period. Costs include direct labor, materials and other mining and processing costs and depreciation related to production of uranium concentrate.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
Six Months Ended June 30, 2014 and 2013
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	d)	Financial Instruments/Concentrations

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

	e)	Fair Value Measurements

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

As at June 30, 2014 and December 31, 2013, cash is the Company's only financial instrument that is measured at fair value on a recurring basis within Level 1 of the fair value hierarchy. The Company does not have any Level 2 or Level 3 financial instruments.

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

g)	Asset Retirement Obligations

United States regulatory authorities require the Company to restore and reclaim its mine area after mining is completed. Pursuant to ASC 410, Asset Retirement and Environmental Obligations, the fair value of asset retirement obligations is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Upon initial recognition of a liability, the fair value of the liability is expensed or added to the carrying amount of the associated asset and, if capitalized, this additional carrying amount is depreciated over the life of the asset. Future reclamation and remediation costs are accrued based on management's best estimate at the end of each period of the costs expected to be incurred to remediate each project.

Estimations and assumptions used in applying the expected present value technique to determine fair values are reviewed periodically. At June 30, 2014, the Company had accrued $1,816,907 for restoration and reclamation obligations (December 31, 2013 -$1,241,481).

Estimated site restoration costs for exploration activities are accrued when incurred. Costs for environmental remediation are estimated each period by management based on current regulations, actual expenses incurred, available technology and industry standards. Any change in these estimates is included in exploration expense during the period and the actual restoration expenditures incurred are charged to the accumulated asset retirement obligation provision as the restoration work is completed. At June 30, 2014 the Company has recorded $28,590 (December 31, 2013 - $39,000) for well reclamation obligations in accrued liabilities for which work is required as part of its ongoing exploration expenses.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
Six Months Ended June 30, 2014 and 2013
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

	i)	Recently Adopted Accounting Pronouncements

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

In April 2014, ASC guidance was issued related to Discontinued Operations which changed the criteria for determining which disposals can be presented as discontinued operations and modified related disclosure requirements. The updated guidance requires an entity to only classify discontinued operations due to a major strategic shift or a major effect on an entity’s operations in the financial statements. The updated guidance will also require additional disclosures relating to discontinued operations. The Company early adopted this guidance prospectively at the beginning of fiscal year January 1, 2014. Adoption of the new guidance did not have an impact on the consolidated financial position, results of operations or cash flows.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
Six Months Ended June 30, 2014 and 2013
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

In June 2014, ASU guidance was issued to resolve the diversity of practice relating to the accounting for stock based performance awards that the performance target could be achieved after the employee completes the required service period. The update is effective prospectively or retrospectively beginning January 1, 2015. The Company does not expect the updated guidance to have an impact on the consolidated financial position, results of operations or cash flows.

In May 2014, ASU guidance was issued related to revenue from contracts with customers. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. The ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods and is to be retrospectively applied. Early adoption is not permitted. The Company is currently evaluating this guidance and the impact it will have on its consolidated financial statements.

3.	Inventory

The Company’s inventory consists of the following:

	As at As at	As at As at
	June 30,	December 31,
	2014	2013
	$	$
In-process	341,332	–
Finished goods	407,698	–
	749,030	–

4.	Property and Equipment

			June 30,	December 31,
			2014	2013
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Computers and office equipment	363,037	264,014	99,023	103,024
Field equipment	1,693,947	1,001,009	692,938	603,423
	2,056,984	1,265,023	791,961	706,447

5.	Mineral Properties

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

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
Six Months Ended June 30, 2014 and 2013
(Expressed in US dollars)
(Unaudited)

5.	Mineral Properties (continued)

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

	g)	On September 18, 2008, the Company leased 984 acres of mineral properties within the Company’s North Reno Creek project area in Wyoming. Refer to Note 14(b).

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

m)

During the six months ended June 30, 2014, mineral property expenditures totaling $5,689,284 (2013 - $4,469,669) were expensed, including $4,915,515 (2013 – $3,991,661) of wellfield and construction costs related to our Nichols Ranch ISR Uranium Project.

6.	Balance Sheet Details

	a)	The components of prepaid expenses and deposits are as follows:

	June 30,	December 31,
	2014	2013
	$	$

Exploration costs	–	7,635
Insurance	222,711	254,122
Investor relations	8,462	59,232
Lease costs	102,509	392,884
Reclamation bonding	96,870	195,558
Current portion power supply advance	8,083	–
Surface use and damage costs	204,877	309,054
Deposits	76,800	76,800
Listing fees	33,344	–
Other	44,722	18,273
Current prepaid expenses and deposits	798,378	1,313,558

Deposits	29,892	29,892
Power supply advance	182,773	195,727
Surface use and damage costs	267,696	322,652
Non-current prepaid expenses and deposits	480,361	548,271

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
Six Months Ended June 30, 2014 and 2013
(Expressed in US dollars)
(Unaudited)

6.	Balance Sheet Details (continued)

	b)	The components of accrued liabilities are as follows:

	June 30,	December 31,
	2014	2013
	$	$

Mineral exploration expenses (Note 14(f))	238,532	703,192
Employee costs	241,309	219,580
Executive and employee compensation	–	604,000
Insurance fees	–	7,723
Professional fees	–	54,060
Reclamation costs (Note 9)	28,590	39,000
Taxes and royalties	73,895	–
Other	–	47,224

Total accrued liabilities	582,326	1,674,779

7.	Related Party Transactions / Balances

a)

During the six months ended June 30, 2014, the Company incurred $425,836 (2013 - $345,116) for consulting services (included in general and administrative expenses) provided by Officers. Other general and administrative expenses were reimbursed in the normal course of business. At June 30, 2014, consulting services and expenditures incurred on behalf of the Company of $13,220 (December 31, 2013 - $Nil) are owed to these Officers, and these amounts are unsecured, non-interest bearing, and due on demand.

b)

During the six months ended June 30, 2014, the Company paid fees of $79,650 (2013 - $62,250) to non- executive Directors of the Company for their services as Directors. Other general and administrative expenses were reimbursed to the directors in the normal course of business.

	c)	During the six months ended June 30, 2014, the Company paid $322,500 (2013 - $Nil) for bonuses (included in prior year’s general and administrative expenses) to related party Officers.

8.	Notes Payable

In December 2013 the Company obtained a $20,000,000 loan through the Wyoming Industrial Development Revenue Bond program (the "Loan"). The Loan has an annual interest rate of 5.75% and is repayable over seven years, maturing on October 15, 2020. The Loan calls for the payment of interest only for the first year, with the amortization of principal plus interest over the remaining six years. The Loan can be repaid earlier than its maturity date if the Company so chooses without penalty or premium. The Loan is secured by a charge on most of the assets of the Company including the Company’s mineral properties, processing facility, and equipment as well as an assignment of all of the Company’s right, title and interest in and to the Product Sales Contracts and Processing Agreement, which are referenced in Note 14.

The Company incurred financing costs of $327,348, and as of June 30, 2014, the Company had unamortized debt issuance costs of $266,664 (December 31, 2013 - $307,120) which are being amortized over the life of the note payable.

The Company will make the following principal repayments:

Year Ended:
December 31, 2014	$	Nil
December 31, 2015		2,876,280
December 31, 2016		3,045,266
December 31, 2017		3,224,181
December 31, 2018		3,413,608
December 31, 2019		3,614,163
December 31, 2020		3,826,502

Total		20,000,000

Less: current portion		(1,417,615)

Long-term portion		$18,582,385

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
Six Months Ended June 30, 2014 and 2013
(Expressed in US dollars)
(Unaudited)

9.	Asset Retirement Obligations

The following summary sets forth the annual changes to the Company’s asset retirement obligation relating to the Company’s Nichols Ranch ISR Uranium Project in Wyoming:

Balance at December 31, 2013	$1,241,481
Liabilities incurred	531,116
Accretion expense	44,310
Balance at June 30, 2014	$1,816,907

The current portion of reclamation and remediation liabilities of $28,590 and $39,000 at June 30, 2014 and December 31, 2013, respectively, are included in accrued liabilities (see Note 6(b)).

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

10.	Common Stock

	a)	During the six months ended June 30, 2014, the Company issued 268,732 shares of common stock, pursuant to the exercise of stock options, for proceeds of $327,718.

	Shares	Proceeds
Month	Issued	$
January	22,000	24,580
February	67,700	90,041
March	60,000	78,110
April	35,032	44,912
May	84,000	90,075
June	–	–

Total	268,732	327,718

b)	On March 14, 2014, the Company issued 125,000 shares of common stock, pursuant to the exercise of warrants, for proceeds of $200,000.

c)

On March 20, 2014, the Company issued 30,000 shares of common stock with a fair value of $51,000 to a consultant for consulting services. During the six months ended June 30, 2014, the Company recorded the fair value of the shares as general and administrative expenses.

d)

On May 29, 2014, the Company issued 30,000 shares of common stock with a fair value of $48,900 to a consultant for consulting services. During the six months ended June 30, 2014, the Company recorded the fair value of the shares as general and administrative expenses.

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
Six Months Ended June 30, 2014 and 2013
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

During the six months ended June 30, 2014, the Company granted the following options:

•	7,500 stock options at an exercise price of $1.52 per share for 10 years that vest 40% on the date of grant, 30% on the first anniversary of the grant date and 30% on the second anniversary of the grant date,
•	30,000 stock options at an exercise price of $1.36 per share for 10 years that vest 40% on August 27, 2014, 30% on the first anniversary of the grant date and 30% on the second anniversary of the grant date and
•	49,000 stock options at an exercise price of $1.36 for 1.5 years that vest immediately.

During the six months ended June 30, 2014, the Company recorded stock-based compensation for the vested portion of the options of $19,555 as general and administrative expense and $9,160, as mineral property expenditures.

On February 15, 2014 Executive Officers and Directors forfeited 1,814,000 stock options with an average exercise price of $ 3.43, resulting in a decrease in the number of options outstanding and an increase in the amount of options available for future grants.

During the six months ended June 30, 2014, the Company recorded stock-based compensation for the vesting of previously granted stock options of $461,244 as general and administrative expense and $102,940 as mineral property expenditures. During the six month period ended June 30, 2013, the Company recorded $478,181 of stock-based compensation for the vesting of previously granted stock options. At June 30, 2014, the Company had 17,722,860 shares of common stock available to be issued under the Stock Option Plan.

The weighted average grant date fair value of stock options granted during the six month period ended June 30, 2014 was $0.75, per share. The total intrinsic value of stock options exercised during the six months ended June 30, 2014 and 2013, was $116,248, and $2,380 respectively. During the six months ended June 30, 2014, the Company modified the terms of 587,500 outstanding options held by a former employee and a consultant of the Company. The options were set to expire and the Company extended the expiration date to December 31, 2015. The weighted average grant date fair value of the modified stock options was $0.20 and the Company recognized an additional $124,739 stock-based compensation expense which is included in general and administrative expense related to the modification of these options.

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

Expected Term: Represents the period of time that stock options are expected to be outstanding based on historic exercise behavior.

Expected Volatility: Based on the Company's historical stock prices for a period of time equal to the expected term of the award.

The weighted average assumptions used for each of the six months ended June 30, are as follows:

	2014	2013
Expected dividend yield	0%	–
Risk-free interest rate	1.32%	–
Expected volatility	74%	–
Expected option life (in years)	5.18	–

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
Six Months Ended June 30, 2014 and 2013
(Expressed in US dollars)
(Unaudited)

11.	Stock-based Compensation (continued)

The following table summarizes the continuity of the Company’s stock options:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
		$		$
Outstanding, December 31, 2013	11,245,380	2.07

Granted	86,500	1.37
Forfeited	(1,814,000)	3.43
Exercised	(268,732)	1.22
Expired	(987,500)	2.58

Outstanding, June 30, 2014	8,261,648	1.73	5.68	1,517,809

Exercisable, June 30, 2014	6,510,998	1.87	4.98	1,031,905

A summary of the changes of the Company’s non-vested stock options is presented below:

		Weighted Average
	Number of	Grant Date
Non-vested stock options	Options	Fair Value
		$
Non-vested at December 31, 2013	1,842,150	1.07
Granted	86,500	0.75
Vested	(52,000)	0.45
Expired	(126,000)	1.06

Non-vested at June 30, 2014	1,750,650	1.07

As at June 30, 2014, there was $1,008,216 of unrecognized compensation cost related to non-vested stock option agreements. This cost is expected to be recognized over a weighted average period of 1.07 years.

12.	Stock Purchase Warrants

a)

In September, 2013, as a component of a public offering of Units, the Company issued 4,275,000 common share purchase warrants, exercisable for $1.60 per share during the thirty month period ending March 5, 2016. The Company has the right to accelerate the expiry date of the warrants in the event that the underlying common shares trade at a closing price on the NYSE market of greater than $2.75 per share for a period of 20 consecutive trading days. As at June 30, 2014, 125,000 warrants have been exercised.

b)

In June, 2013 as additional consideration for a loan, the Company issued non-transferable common stock purchase warrants entitling the holders to purchase from the Company 1,600,000 common shares at an exercise price of $1.60 per share, of which 1,200,000 warrants were immediately exercisable and 400,000 additional warrants exercisable only if the Notes remain outstanding after August 15, 2013. The loan was repaid in December 2013. The warrants expire 30 months from the date of issue, subject to an acceleration option exercisable by the Company in the event that the Company’s common shares trade at a closing price on the NYSE MKT of greater than $2.75 per share for 20 consecutive trading days. No warrants have been exercised as at June 30, 2014.

c)

On August 13, 2010, the Company issued warrants to purchase 2,000,000 shares of common stock to a third party in exchange for the acquisition of intellectual property related to certain uranium prospects. Each warrant entitles the holder to acquire one common share of the Company for $3.00. The warrants expired June 30, 2014. (Refer to Note 5(k)).

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
Six Months Ended June 30, 2014 and 2013
(Expressed in US dollars)
(Unaudited)

12.	Stock Purchase Warrants (continued)

A summary of the changes in the Company’s common share purchase warrants is presented below:

			Weighted Average
	Number		Exercise Price
		$
Balance December 31, 2013	7,875,000		1.96
Expired	(2,000,000)		3.00
Exercised	(125,000)		1.60
Balance June 30, 2014	5,750,000		1.60

As at June 30, 2014, the following common share purchase warrants were outstanding and exercisable:

Number of Warrants	Exercise Price	Expiry Date
	$
1,600,000	1.60	December 5, 2015
4,150,000	1.60	March 5, 2016

13.	Shareholder Rights Plan

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

b)

On September 18, 2008, the Company signed two mining lease agreements which require ten annual payments of $75,000. As at June 30, 2014, the first five annual payments have been made. Refer to Note 5(g).

c)	Refer to Note 9 for commitments pertaining to mineral property reclamation surety deposits.

d)	On May 7, 2013, the Company signed an office premises lease for a period of three years commencing September 1, 2013. Rent is approximately $51,700 (Cdn$55,000) per annum.

e)

On January 22, 2014 the Company renewed an office lease for a primary term of two years, beginning the 1st day of February, 2014 and ending on the 31st day of January, 2016. Rent consideration is $142,010 per annum. The lease agreement may be renewed for two additional years.

f)

The Company is party to a processing agreement under which it is committed to minimum annual payments of $450,000 for each of the years 2013, 2014 and 2015. The 2013 liability of $450,000 was paid in January, 2014. Refer to Note 6(b).

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

Uranerz Energy Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
Six Months Ended June 30, 2014 and 2013
(Expressed in US dollars)
(Unaudited)

14.	Commitments (continued)

h)

In 2013 the Company signed a third sales agreement to supply triuranium octoxide (U3O8) over a five year period commencing in 2016. The agreement has pricing which contains a base with an escalation factor.

i)	At June 30, 2014 the Company has operational and construction purchase orders outstanding for approximately $240,000.

15.	Segment Disclosures

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

16.	Subsequent Events

a)

On July 25, 2014 the Company issued 9,600,000 units of the Company at a price per unit of $1.25 for gross proceeds of $12,000,000 before offering costs of approximately $1,035,000. Each Unit was comprised of one share of the Company's common stock, and one half of one common share purchase warrant, with each whole warrant exercisable to purchase one additional share of the Company's common stock for a period of 30 months following the closing of the offering at an exercise price of $1.60, subject to acceleration provisions.

b)	On July 17, 2014, based upon an earlier analysis, the Company decided to reduce acreage leased by the Arkose Mining Venture reducing annual holding costs by approximately $138,000.

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

General

We are a U.S.-based uranium company focused on exploration and in-situ recovery (“ISR”) of uranium. ISR is a mining process that uses a “leaching solution” to dissolve uranium from sandstone uranium deposits; it is the generally accepted extraction technology used in the Powder River Basin area of Wyoming. We control a large strategic land position in the central Powder River Basin. Our management team has specialized expertise in the ISR uranium mining method, and has a record of licensing, constructing, and operating ISR uranium projects. On April 15, 2014 we started commissioning our first mining Unit at the Nichols Ranch ISR Uranium Project, with the startup of our new processing facility and the introduction of water through injection and production wells. Subsequently, through May, we honed plant functionality and commenced adding oxygen to start extracting uranium from underground. In June, 2014 additional chemicals were added to enhance the capture of uranium in solution (i.e. production). A small quantity was transported to Cameco Resources’ Smith Ranch uranium processing facilities for final processing into dried and drummed uranium concentrates pursuant to a toll processing agreement between the two companies. Initial sales will not be completed until late in the third quarter of 2014. The Nichols Ranch ISR Uranium Project is licensed for a recovery level of up to two million pounds of uranium per year with initial annual recovery dependent upon the extraction efficiency in our first wellfield and market factors. The project will also serve as a platform to advance our other Powder River Basin properties with potential enhanced economics for adjacent and satellite projects.

Exploration activities are being deferred while we concentrate on mining, and until the market for uranium improves. Our property holdings, all in the Powder River Basin, have not changed since December 31, 2013. At June 30, 2014 they include:

  100% owned properties totaling 20,121 acres; and
  81% interest in Arkose Mining Venture properties totaling 59,107 acres.

We continue to look for more prospective lands amenable to ISR mining and as a result may locate, purchase or lease additional unpatented lode mining claims; and/or purchase or lease additional fee mineral (private) lands during the next twelve months, however there is no assurance any additional properties will be acquired.

Information regarding the location of and access to our Wyoming properties, together with the history of operations, present condition and geology of each of our significant properties, is presented in Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2013 under the heading “Description of Properties”, previously filed with the SEC on March 14, 2014. None of our projects have proven or probable reserves as defined in the SEC’s Industry Guide 7 and our operations at our projects and properties are, therefore, deemed exploratory in nature under Industry Guide 7 standards.

During this quarter we have commissioned, and subsequently brought into production, our Nichols Ranch ISR Uranium Project putting four header houses online.

Concurrently, we completed the US Nuclear Regulatory Commission (“NRC”) environmental permit and license applications for the Jane Dough Unit, which is 84% controlled by Uranerz and located adjacent to the area currently being developed at the Nichols Ranch Unit and will share its infrastructure. This will provide us with the option to revise our plan of operations to bring our Jane Dough Unit into recovery operations before the Hank Unit of our Nichols Ranch ISR Uranium Project; Jane Dough fluids can be delivered to our Nichols Ranch Unit processing facility by pipeline, thus eliminating the need to build a satellite processing facility. Jane Dough includes the Doughstick, South Doughstick and North Jane properties. Additional Units may be added as we assess our geological data. Other strategies are also being considered for Hank, possibly in concert with other properties. We may continue the exploration and, if warranted, assess the potential future development and strategic use of our other Wyoming Powder River Basin properties.

During the second quarter of 2014 we:

  completed construction of our processing facility;
  commissioned injection and recovery wells for Nichols Ranch Production Area #1;
  conducted staff training for safety and operations;
  obtained NRC startup approvals;
  completed and submitted permit applications for the Jane Dough Unit; and
  commenced production of uranium concentrates.

Financial Position

The Company's overall financial position is disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 14, 2014 and the unaudited consolidated Financial Statements at June 30, 2014 as provided herein under the section heading "Financial Statements" above.

Liquidity and Capital Resources

We are carrying out an exploration, environmental and uranium recovery program in 2014 as reported in our Annual Report. This plan anticipated completion of the processing facility, deep disposal wells and initial wellfield of our Nichols Ranch Unit, with recovery commencing shortly thereafter. Startup was delayed approximately three months to accommodate a technical amendment to our NRC license, which was completed on April 15, 2014. Mineral property acquisitions, dependent upon opportunities that may arise, may also be pursued in 2014.

Our limited mining operation, following a commissioning period, produced approximately 20,000 pounds of U308, one-half of which was in process at June 30, 2014. There were no sales in the quarter.

During the three months ended June 30, 2014 operational expenditures, excluding inventory costs of $749,030, incurred were $4,227,969. These expenditures include mine construction costs incurred for the Nichols Ranch project totaling $1,965,480, all of which have been expensed in accordance with the Company’s status as an “exploration stage company” pursuant to the SEC’s Industry Guide 7.

At June 30, 2014 we had cash of $2,930,779 and working capital of $2,090,823, as compared to cash of $11,915,676 and working capital of $11,050,125 as at December 31, 2013. Our cash is invested in bank savings accounts and is available on demand.

Net cash used in operating activities was $9,374,332 for the six months ended June 30, 2014, compared to $6,775,229 for the corresponding period in 2013, increased by standby, commissioning and start-up expenses. Net cash used to purchase property and equipment was $193,534 for the six months ended June 30, 2014, compared to $17,861 used in the corresponding period in 2013.

Net cash provided by financing activities amounted to $562,457 for the six months ended June 30, 2014, primarily proceeds from stock options exercised, compared to $5,771,935 provided in the corresponding period in 2013 when $6,000,000 of notes payable financing was concluded.

During the twelve-month period following the date of this quarterly report, we anticipate that we will begin to generate a modest amount of revenue. The Nichols Ranch ISR Uranium Project processing facility is complete and the Production Area #1 wellfield has four operating header houses. Additional expenditures for operations and wellfield expansion in 2014 will be paid from cash on hand, operations and from the July 2014 financing. We currently have sufficient working capital to fund our planned activities for the next twelve months. We may obtain new financing to fund additional exploration and property acquisitions, if we so choose.

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

We anticipate that any additional financing may be in the form of equity financing from the sale of our common stock and the exercise of share purchase options and warrants and/or debt, depending on capital markets. We cannot provide assurance that additional financing will be available to us in amounts sufficient to meet our needs or on terms acceptable to us, if at all. In July 2014 we filed a new Form S-3 "shelf registration statement", in the amount of $100 million which was drawn upon by our July 2014 equity issuance.

Our cash has not been devalued by disruptions in the financial marketplace as it is held in low risk savings accounts in a Canadian Chartered Bank. Rates of return, however, are at historic lows. Management and the board of directors periodically meet to review the status of our investments and determine investment strategies, taking into account current market conditions and the short and long term capital needs of the Company.

Results of Operations

Three-month period ended June 30, 2014 compared to three-month period ended June 30, 2013

Revenue and Operating Expenses

We have not earned any revenues to date and we anticipate that we will generate revenues from the sale of uranium concentrates during the twelve-month period following the date of this quarterly report.

We incurred total operating expenses of approximately $4,227,969 for the three-month period ended June 30, 2014, as compared to $3,014,730 for the corresponding period in 2013. The increase of operating expenses in the amount of $1,213,239 was primarily attributable to an increase in mineral property expenses of $690,120 and general and administrative expenses.

Our interest expense for the three-month period ended June 30, 2014 was $307,728, as compared to $237,106 for the corresponding period in 2013. Our interest income was $3,933 for the three-month period ended June 30, 2014 compared to $2,614 in 2013 when cash balances were lower. The interest expense in 2014 is related to our Note payable, issued in December 2013.

Net loss for the three-month period ended June 30, 2014 was approximately $4,454,859, as compared to approximately $3,193,666 for the corresponding period in 2013. The increase in net loss was primarily attributable to the increase in operating expenses resulting from an increase in mineral property expenses and general and administrative expenses.

Six-month period ended June 30, 2014 compared to six-month period ended June 30, 2013

We incurred total operating expenses of approximately $8,935,340 for the six-month period ended June 30, 2014, as compared to $7,155,506 for the corresponding period in 2013. The increase of operating expenses in the amount of $1,779,834 was primarily attributable to a $1,219,615 increase in mineral property expenditures and a $631,545 increase in general and administrative expenses. Mineral property expenses include Nichols Ranch project costs totaling $4,915,515 for the six-month period ended June 30, 2014, as compared to $3,991,661 for the corresponding period in 2013.

Our interest expense for the six-month period ended June 30, 2014 was $615,456, as compared to $237,106 for the corresponding period in 2013. Our interest income of $11,405 for the six-month period ended June 30, 2014 was higher than the $6,614 in 2013 when cash balances were lower. The interest expense is related to our Notes payable, issued in 2013.

Net loss for the six-month period ended June 30, 2014 was approximately $9,364,136, as compared to approximately $7,274,411 for the corresponding period in 2013, an increase of $2,089,725. The net loss was affected by the increase of operating expenses and interest described above.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders except as disclosed in the unaudited Financial Statements at June 30, 2014. The Company has had no material changes to its off-balance sheet arrangements as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 14, 2014 and the unaudited Financial Statements at June 30, 2014 as provided herein under the section heading "Financial Statements" above.

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

Inventory

Inventories of uranium concentrates are recorded in-process (solutions) and finished goods. The Company values its concentrates at the lower of cost or net realizable value at the end of each reporting period. Costs include direct labor, materials and other mining and processing costs and depreciation related to production of uranium concentrate. Inventories are charged to cost of sales using the average costing method.

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

Contractual Obligations

The Company has had no material changes to its contractual obligations as disclosed in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2014 and the unaudited Financial Statements at June 30, 2014 as provided herein under the section heading "Financial Statements" above.

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

Changes in Internal Control over Financial Reporting

During our most recently completed fiscal quarter ended June 30, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 29, 2014, the Company issued 30,000 shares of common stock with a fair value of $48,900 to a consultant for consulting services. The shares of common stock were issued pursuant to Section 4(a) (2) of the United States Securities Act of 1933, as amended, in reliance on certain representations of the consultant.

Item 3. Defaults Upon Senior Securities

None.

Item 4.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (“Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended June 30, 2014, the Company’s mineral properties were not subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety Act.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are attached to this Quarterly Report on Form 10-Q:

Exhibit
Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws, as amended (1)
3.3	Articles of Amendment filed July 5, 2005 (2)
3.4	Articles of Amendment filed August 8, 2008(3)
3.5	Articles of Amendment filed July 8, 2009(4)
3.6	Articles of Amendment filed August 8, 2011(5)
10.1	Form of Change in Control Severance Agreement(6)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension – Schema
101.CAL *	XBRL Taxonomy Extension – Calculations
101.DEF *	XBRL Taxonomy Extension – Definitions
101.LAB *	XBRL Taxonomy Extension – Labels
101.PRE *	XBRL Taxonomy Extension – Presentation

(1)	Previously filed as an exhibit to the Registrant’s Form SB-2 filed March 15, 2002
(2)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB filed April 14, 2006
(3)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed August 11, 2008
(4)	Previously filed as an exhibit to the Registrant’s Form S-3 filed July 9, 2009
(5)	Previously filed as an exhibit to the Registrant’s Form 8-K, filed August 12, 2011
(6)	Previously filed as an exhibit to the Registrant’s Form 8-K, filed on May 6, 2014

*Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URANERZ ENERGY CORPORATION

By: /s/ Benjamin Leboe	By: /s/ Glenn Catchpole

Benjamin Leboe, Senior Vice President Finance and	Glenn Catchpole, Chief Executive
Chief Financial Officer	Officer, Director
(Principal Financial and Accounting Officer)	(Principal Executive Officer)

Date: August 8, 2014	Date: August 8, 2014