Form 10-Q
period 2014-09-30
URANERZ ENERGY CORP.
filed 2014-11-10
CIK 1162324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Number of shares of issuer’s common stock outstanding at November 5, 2014: 95,895,306

Item 1. Financial Statements (unaudited)

Uranerz Energy Corporation

September 30, 2014	Index

Consolidated Balance Sheets	F–1
Consolidated Statements of Comprehensive Loss	F–2
Consolidated Statements of Cash Flows	F–3
Consolidated Statement of Changes in Deficit	F–4
Notes to the Consolidated Financial Statements	F–5

Uranerz Energy Corporation
Consolidated Balance Sheets
(Expressed in US dollars)

	September 30,	December 31,
	2014	2013
	$	$
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	9,473,395	11,915,676
Accounts receivable (Note 3)	3,900,000	–
Prepaid expenses and deposits (Note 7(a))	1,213,272	1,313,558
Inventory (Note 4)	1,392,794	–
Other current assets	88,673	76,654
Total Current Assets	16,068,134	13,305,888
Debt Issuance Costs (Note 9)	246,436	307,120
Prepaid Expenses and Deposits (Note 7(a))	434,173	548,271
Mineral Property Reclamation Surety Deposits (Note 10)	2,081,196	2,081,039
Property and Equipment (Note 5)	804,328	706,447
Total Assets	19,634,267	16,948,765

LIABILITIES AND DEFICIT
Current Liabilities
Accounts payable	544,804	580,984
Accrued liabilities (Note 7(b))	1,435,714	1,674,779
Current portion of note payable (Note 9)	2,141,743	–
Due to related parties (Note 8(a))	8,305	–
Total Current Liabilities	4,130,566	2,255,763
Note Payable (Note 9)	17,858,257	20,000,000
Asset Retirement Obligations (Note 10)	1,850,873	1,241,481
Total Liabilities	23,839,696	23,497,244

Commitments (Notes 6 and 15)

Deficit
Preferred Stock, 10,000,000 shares authorized, $0.001 par value; No shares issued and outstanding	–	–
Common Stock, 750,000,000 shares authorized, $0.001 par value; 95,895,306 and 85,815,074 shares issued and outstanding, respectively	95,895	85,815
Additional Paid-in Capital	169,258,241	156,814,709
Accumulated Deficit	(173,740,237)	(163,562,491)
Uranerz Stockholders’ Deficit	(4,386,101)	(6,661,967)
Non-controlling Interest	180,672	113,488
Total Deficit	(4,205,429)	(6,548,479)
Total Liabilities and Deficit	19,634,267	16,948,765

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Uranerz Energy Corporation
Consolidated Statements of Comprehensive Loss
(Expressed in US dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	$	$	$	$

Revenue	3,900,000	–	3,900,000	–

Cost of sales	2,475,717	–	2,475,717	–

Gross profit	1,424,283	–	1,424,283	–

Expenses
Depreciation	57,307	46,902	164,246	155,501
Accretion of asset retirement obligation (Note 10)	–	19,709	36,817	56,845
Foreign exchange gain	634	(17,160)	(73,765)	(22,212)
General and administrative (Notes 8 and 12)	1,283,101	2,059,577	4,459,800	4,604,731
Mineral property expenditures (Note 6(m) and 12)	672,848	8,292,757	6,362,132	12,762,426
Total Operating Expenses	2,013,890	10,401,785	10,949,230	17,557,291
Operating Loss	(589,607)	(10,401,785)	(9,524,947)	(17,557,291)
Other Income (Expense)
Interest income	7,786	4,419	19,191	11,033
Interest expense	(307,728)	(729,450)	(923,184)	(966,556)
Other income (expense)	–	–	19,431	–
Total Other Income (Expenses)	(299,942)	(725,031)	(884,562)	(955,523)
Net Loss and Comprehensive Loss	(889,549)	(11,126,816)	(10,409,509)	(18,512,814)
Net Loss and Comprehensive Loss attributable to non-controlling interest	75,939	75,024	231,763	186,611
Net Loss and Comprehensive Loss Attributable to Company Stockholders	(813,610)	(11,051,792)	(10,177,746)	(18,326,203)

Net Loss Per Share – Basic and Diluted	(0.01)	(0.14)	(0.12)	(0.24)

Weighted Average Number of Shares Outstanding	93,349,000	79,456,000	88,490,000	77,969,000

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Uranerz Energy Corporation
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
	$	$
Operating Activities
Net loss	(10,409,509)	(18,512,814)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	164,246	155,501
Accretion of asset retirement obligation	36,817	56,845
Accretion of discount on notes payable	–	544,911
Amortization of financing costs	60,684	277,974
Asset retirement cost	520,706	72,013
Non-cash items included in cost of sales	1,956	–
Other expense (income)	(19,431)	–
Stock-based compensation	1,075,358	1,304,729
Changes in operating assets and liabilities:
Accounts receivable	(3,900,000)	–
Prepaid expenses and deposits	214,384	103,271
Inventory	(1,342,881)	–
Other current assets	(12,019)	(56,152)
Accounts payable and accrued liabilities	(275,245)	1,788,827
Due to related parties	8,305	(1,864)
Net Cash Used in Operating Activities	(13,876,629)	(14,266,759)
Investing Activities
Reclamation surety deposits	(157)	(157)
Proceeds from sale of property and equipment	20,512	–
Investment in property and equipment	(263,208)	(35,927)
Net Cash Used in Investing Activities	(242,853)	(36,084)
Financing Activities
Proceeds from notes payable	–	6,000,000
Financing costs	–	(296,840)
Contributions from non-controlling interest	298,947	241,500
Proceeds from issuance of common stock	12,541,378	10,028,875
Share issuance costs	(1,163,124)	(1,139,035)
Net Cash Provided by Financing Activities	11,677,201	14,834,500
Increase (Decrease) In Cash	(2,442,281)	531,657
Cash - Beginning of Period	11,915,676	7,016,710
Cash - End of Period	9,473,395	7,548,367
Non-cash Investing and Financing Activities
Common stock issued for services	117,600	–
Warrants issued with notes payable	–	525,461
Supplemental Disclosures
Interest paid	731,528	143,671
Income taxes paid	–	–

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Uranerz Energy Corporation
Consolidated Statement of Changes in Deficit
For the Nine Months Ended September 30, 2014
(Expressed in US dollars)
(Unaudited)

			Additional		Non-
	Common Stock		Paid-in	Accumulated	Controlling
	Shares	Amount	Capital	Deficit	Interest	Total
	#	$	$	$	$	$

Balance, December 31, 2013	85,815,074	85,815	156,814,709	(163,562,491)	113,488	(6,548,479)
Stock-based compensation	–	–	957,758	–	–	957,758
Shares issued upon the exercise of options	280,232	280	341,098	–	–	341,378
Shares issued upon the exercise of warrants	125,000	125	199,875	–	–	200,000
Shares issued for services	75,000	75	117,525	–	–	117,600
Shares issued in public offering	9,600,000	9,600	11,990,400	–	–	12,000,000
Share issuance costs	–	–	(1,163,124)	–	–	(1,163,124)
Contribution from non-controlling interest	–	–	–	–	298,947	298,947
Net loss and comprehensive loss for the period	–	–	–	(10,177,746)	(231,763)	(10,409,509)
Balance, September 30, 2014	95,895,306	95,895	169,258,241	(173,740,237)	180,672	(4,205,429)

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Uranerz Energy Corporation
Notes to the Consolidated Financial Statements
Nine Months Ended September 30, 2014 and 2013
(Expressed in US dollars)
(Unaudited)

1.	Nature of Operations

Uranerz Energy Corporation (the “Company”) was incorporated in the State of Nevada, U.S.A. on May 26, 1999. Effective July 5, 2005, the Company changed its name from Carleton Ventures Corp. to Uranerz Energy Corporation. The Company has mineral property interests in the United States and its principal business is the acquisition and exploitation of uranium and mineral resources. In the first quarter of 2014, the Company commenced mining uranium at its Nichols Ranch ISR Uranium Project in Wyoming. During the three months ended September 30, 2014, the Company generated significant revenue from this first mine.

At September 30, 2014 the Company had working capital of $11,937,568 and cash on hand of $9,473,395. Management expects that the Company’s financial position will be sufficient to fund operations through 2015.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission (“SEC”) instructions for companies filing Form 10-Q. Prior to the quarter ended September 30, 2014, the Company met the definition of a Development Stage Entity as defined under Accounting Standards Codification Section 915, Development Stage Entities (“ASC 915”) and presented the additional financial statement disclosures required by a Development Stage Entity under ASC 915, including the presentation of cumulative amounts since inception for the consolidated statements of comprehensive loss, changes in deficit and cash flows. During the three months ended September 30, 2014, the Company generated significant revenue from its planned principal operations by completing its first sale of uranium concentrates. Accordingly the Company no longer meets the definition of a Development Stage Entity under ASC 915 and is no longer required to present the additional financial statement disclosures required by a Development Stage Entity. Commencing with the filing of its Form 10-Q for the nine month period ended September 30, 2014, the Company no longer presented the additional financial statement disclosures required by a Development Stage Entity under ASC 915.

The Company has established the existence of mineralized materials at its Nichols Ranch project but has not established, and has no plans to establish, the existence of proven and probable reserves at this site. The Company has not established proven or probable reserves, as defined by the United States Securities and Exchange Commission (the SEC) under Industry Guide 7, through the completion of a final or bankable feasibility study for any of its uranium projects. As a result, and despite the fact that the Company commenced extraction of mineralized materials during the three months ended September 30, 2014, the Company remains in the Exploration Stage as defined under Industry Guide 7, and will continue to remain in the Exploration Stage until such time proven or probable reserves have been established. Development expenditures, which might otherwise be capitalized, will continue to be expensed in accordance with the SEC Industry Guide 7. In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2014, and the results of operations and cash flows for the period then ended. The financial data and other information disclosed in the notes to the interim consolidated financial statements related to this period are unaudited. The results for the three and nine-month period ended September 30, 2014 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2014. The unaudited interim consolidated financial statements have been condensed pursuant to the Securities and Exchange Commission's rules and regulations and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these unaudited interim consolidated financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements and notes thereto for the year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K filed on March 14, 2014 with the SEC.

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

Uranerz Energy Corporation
Notes to the Consolidated Financial Statements
Nine Months Ended September 30, 2014 and 2013
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

The Company uses solution flow rates and measured concentration of U3O8 in its processing plant’s ion exchange columns and assays of pregnant resin at our toll processor to calculate the amount of in-process inventory. The amount of finished goods is determined by weighing and assaying the amount of U3O8 packaged into drums at the toll processor and at the conversion facility. The amount of U3O8 in the finished goods inventory is subject to final weighing and assay adjustments at the conversion facility. The Company values its concentrates at the lower of weighted average cost or net realizable value at the end of each reporting period. Costs include direct labor, materials and other mining and processing costs and depreciation related to extraction of uranium.

	d)	Financial Instruments/Concentrations

Financial instruments consist principally of cash and cash equivalents, accounts receivable, mineral property reclamation security deposits, accounts payable, due to related parties and notes payable. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments the fair value of cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The reclamation deposits are deposits mainly invested in at major financial institutions and their fair value was estimated to approximate their carrying value. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates and current market rates for similar instruments. The Company's operations and financing activities are conducted primarily in United States dollars and as a result, the Company is not subject to significant exposure to market risks from changes in foreign currency rates. The Company is exposed to credit risk through its cash and cash equivalents and accounts receivable, but mitigates this risk by keeping deposits at major financial institutions and advancing credit only to bona fide creditworthy entities.

	e)	Fair Value Measurements

ASC 820, Fair Value Measurements, specifies a valuation hierarchy based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s own assumptions. These two types of inputs have created the following fair value hierarchy:

		º	Level 1 – Quoted prices for identical instruments in active markets;

º

Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

		º	Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

As at September 30, 2014 and December 31, 2013, cash is the Company's only financial instrument that is measured at fair value on a recurring basis within Level 1 of the fair value hierarchy. The Company does not have any Level 2 or Level 3 financial instruments.

Uranerz Energy Corporation
Notes to the Consolidated Financial Statements
Nine Months Ended September 30, 2014 and 2013
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

Estimated site restoration costs for exploration activities are accrued when incurred. Costs for environmental remediation are estimated each period by management based on current regulations, actual expenses incurred, available technology and industry standards. Any change in these estimates is included in exploration expense during the period and the actual restoration expenditures incurred are charged to the accumulated asset retirement obligation provision as the restoration work is completed. At September 30, 2014 the Company has recorded $39,000 (December 31, 2013 - $39,000) for well reclamation obligations in accrued liabilities for which work is required as part of its ongoing exploration expenses.

	h)	Revenue Recognition

The recognition of revenue from the sale of uranium concentrates is in accordance with the guidelines outlined in ASC Section 605-10- 25, Revenue Recognition. The Company delivers its uranium concentrates to a uranium storage facility and once the product is confirmed to meet the required specifications, the Company receives credit for a specified quantity measured in pounds. Future sales of uranium concentrates are expected to generally occur under uranium supply agreements or through the uranium spot market. Once a sale of uranium concentrates is negotiated, the Company will notify the uranium storage facility with instructions for a title transfer to the customer. Revenue is recognized once a title transfer of the uranium concentrates is confirmed by the uranium storage facility.

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

Uranerz Energy Corporation
Notes to the Consolidated Financial Statements
Nine Months Ended September 30, 2014 and 2013
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

	k)	Recently Issued Accounting Pronouncements

In June 2014, ASU guidance was issued to resolve the diversity of practice relating to the accounting for stock based performance awards that the performance target could be achieved after the employee completes the required service period. The update is effective prospectively or retrospectively for annual reporting periods beginning December 15, 2015. The Company does not expect the updated guidance to have an impact on the consolidated financial position, results of operations or cash flows.

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

Uranerz Energy Corporation
Notes to the Consolidated Financial Statements
Nine Months Ended September 30, 2014 and 2013
(Expressed in US dollars)
(Unaudited)

3.	Accounts Receivable

The Company’s accounts receivable consists of trade accounts receivable from one customer.

4.	Inventory

The Company’s inventory consists of the following:

	As at	As at
	September 30,	December 31,
	2014	2013
	$	$
In-process	431,947	–
Finished goods	960,847	–
	1,392,794	–

5.	Property and Equipment

			September 30,	December 31,
			2014	2013
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$
Computers and office equipment	363,037	273,891	89,146	103,024
Field equipment	1,763,620	1,048,438	715,182	603,423
	2,126,657	1,322,329	804,328	706,447

6.	Mineral Properties

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

	g)	On September 18, 2008, the Company leased 984 acres of mineral properties within the Company’s North Reno Creek project area in Wyoming. Refer to Note 15(b).

Uranerz Energy Corporation
Notes to the Consolidated Financial Statements
Nine Months Ended September 30, 2014 and 2013
(Expressed in US dollars)
(Unaudited)

6.	Mineral Properties (continued)

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

m)

During the nine months ended September 30, 2014, mineral property expenditures totaling $6,362,132 (2013 - $12,762,426) were expensed, including $5,128,756 (2013 – $11,797,330) of wellfield and construction costs related to our Nichols Ranch ISR Uranium Project.

7.	Balance Sheet Details

	a)	The components of prepaid expenses and deposits are as follows:

	September 30,	December 31,
	2014	2013
	$	$

Exploration costs	–	7,635
Insurance	106,213	254,122
Investor relations	–	59,232
Lease costs	551,877	392,884
Reclamation bonding	39,431	195,558
Current portion power supply advance	14,400	–
Surface use and damage costs	354,553	309,054
Deposits	76,800	76,800
Listing fees	16,672	–
Other	53,326	18,273
Current prepaid expenses and deposits	1,213,272	1,313,558

Deposits	29,998	29,892
Power supply advance	172,846	195,727
Surface use and damage costs	231,329	322,652
Non-current prepaid expenses and deposits	434,173	548,271

Uranerz Energy Corporation
Notes to the Consolidated Financial Statements
Nine Months Ended September 30, 2014 and 2013
(Expressed in US dollars)
(Unaudited)

7.	Balance Sheet Details (continued)

b)	The components of accrued liabilities are as follows:

	September 30,	December 31,
	2014	2013
	$	$

Mineral exploration expenses (Note 15(f))	60,113	703,192
Employee costs	286,506	219,580
Executive and employee compensation	–	604,000
Insurance fees	–	7,723
Operational expenses	226,757	–
Professional fees	–	54,060
Property taxes	129,201	–
Reclamation costs (Note 10)	39,000	39,000
Taxes and royalties	694,137	–
Other	–	47,224

Total accrued liabilities	1,435,714	1,674,779

8.	Related Party Transactions / Balances

a)

During the nine months ended September 30, 2014, the Company incurred $631,358 (2013 - $638,922) for consulting services (included in general and administrative expenses) provided by Officers. Other general and administrative expenses were reimbursed in the normal course of business. At September 30, 2014, consulting services and expenditures incurred on behalf of the Company of $8,305 (December 31, 2013 - $Nil) are owed to these Officers, and these amounts are unsecured, non-interest bearing, and due on demand.

b)

During the nine months ended September 30, 2014, the Company paid fees of $112,975 (2013 - $114,475) to non-executive Directors of the Company for their services as Directors. Other general and administrative expenses were reimbursed to the directors in the normal course of business.

	c)	During the nine months ended September 30, 2014, the Company paid $322,500 (2013 - $Nil) for bonuses (included in prior year’s general and administrative expenses) to related party Officers.

9.	Note Payable

In December 2013 the Company obtained a $20,000,000 loan through the Wyoming Industrial Development Revenue Bond program (the "Loan"). The Loan has an annual interest rate of 5.75% and is repayable over seven years, maturing on October 15, 2020. The Loan calls for the payment of interest only for the first year, with the amortization of principal plus interest over the remaining six years. The Loan can be repaid earlier than its maturity date if the Company so chooses without penalty or premium. The Loan is secured by a charge on most of the assets of the Company including the Company’s mineral properties, processing facility, and equipment as well as an assignment of all of the Company’s right, title and interest in and to the Product Sales Contracts and Processing Agreement, which are referenced in Note 15.

The Company incurred financing costs of $327,348, and as of September 30, 2014, the Company had unamortized debt issuance costs of $246,436 (December 31, 2013 - $307,120) which are being amortized over the life of the note payable.

The Company will make the following principal repayments:

Year Ended:
December 31, 2014	$	Nil
December 31, 2015		2,876,280
December 31, 2016		3,045,266
December 31, 2017		3,224,181
December 31, 2018		3,413,608
December 31, 2019		3,614,163
December 31, 2020		3,826,502
Total		20,000,000
Less: current portion		(2,141,743)

Long-term portion		$17,858,257

Uranerz Energy Corporation
Notes to the Consolidated Financial Statements
Nine Months Ended September 30, 2014 and 2013
(Expressed in US dollars)
(Unaudited)

10.	Asset Retirement Obligations

The following summary sets forth the annual changes to the Company’s asset retirement obligation relating to the Company’s Nichols Ranch ISR Uranium Project in Wyoming:

Balance at December 31, 2013	$1,241,481
Liabilities incurred	531,116
Liabilities settled	(10,410)
Accretion expense	88,686
Balance at September 30, 2014	$1,850,873

The current portion of reclamation and remediation liabilities of $39,000 at September 30, 2014 and December 31, 2013, respectively, are included in accrued liabilities (see Note 7(b)).

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

In December 2010, the Company provided a $1,700,000 cash security to support a bond in the amount of $6,800,000 to the State of Wyoming, Department of Environmental Quality or the Secretary of the Interior, United States Government. The bond is in lieu of depositing cash to guarantee mine reclamation and surety was provided by an insurance company. The bond applies to the first year’s operation of the Company’s Nichols Ranch ISR Uranium Project. This amount together with other surety deposits of $381,196 have been classified as mineral property reclamation surety deposits.

11.	Common Stock

	a)	During the nine months ended September 30, 2014, the Company issued 280,232 shares of common stock, pursuant to the exercise of stock options, for proceeds of $341,378.

	Shares	Proceeds
Month	Issued	$
January	22,000	24,580
February	67,700	90,041
March	60,000	78,110
April	35,032	44,912
May	84,000	90,075
June	-	-
July	7,500	9,140
August	4,000	4,520
September	-	-

Total	280,232	341,378

b)	On March 14, 2014, the Company issued 125,000 shares of common stock, pursuant to the exercise of warrants, for proceeds of $200,000.

c)

On March 20, 2014, the Company issued 30,000 shares of common stock with a fair value of $51,000 to a consultant for consulting services. During the nine months ended September 30, 2014, the Company recorded the fair value of the shares as general and administrative expenses.

d)

On May 29, 2014, the Company issued 30,000 shares of common stock with a fair value of $48,900 to a consultant for consulting services. During the nine months ended September 30, 2014, the Company recorded the fair value of the shares as general and administrative expenses.

Uranerz Energy Corporation
Notes to the Consolidated Financial Statements
Nine Months Ended September 30, 2014 and 2013
(Expressed in US dollars)
(Unaudited)

11.	Common Stock (continued)

e)

On July 25, 2014 the Company issued 9,600,000 units at a price per unit of $1.25 for gross proceeds of $12,000,000. Each Unit was comprised of one share of common stock, and one half of one common share purchase warrant, with each whole warrant exercisable to purchase one additional share of common stock for a period of 30 months following the closing of the offering at an exercise price of $1.60, subject to acceleration provisions.

f)

On September 5, 2014, the Company issued 15,000 shares of common stock with a fair value of $17,700 to a consultant for consulting services. During the nine months ended September 30, 2014, the Company recorded the fair value of the shares as general and administrative expenses.

12.	Stock-based Compensation

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

During the nine months ended September 30, 2014, the Company granted the following options:

7,500 stock options at an exercise price of $1.52 per share for 10 years that vest 40% on the date of grant, 30% on the first anniversary of the grant date and 30% on the second anniversary of the grant date,

30,000 stock options at an exercise price of $1.17 per share for 10 years that vest 40% on March 2, 2015, 30% on the first anniversary of the grant date and 30% on the second anniversary of the grant date

30,000 stock options at an exercise price of $1.36 per share for 10 years that vest 40% on August 27, 2014, 30% on the first anniversary of the grant date and 30% on the second anniversary of the grant date and

49,000 stock options at an exercise price of $1.36 for 1.5 years that vest immediately.

During the nine months ended September 30, 2014, the Company recorded stock-based compensation for the vested portion of the options of $19,555 as general and administrative expense and $18,042, as mineral property expenditures.

On February 15, 2014 Executive Officers and Directors forfeited 1,814,000 stock options with an average exercise price of $ 3.43, resulting in a decrease in the number of options outstanding and an increase in the amount of options available for future grants.

During the nine months ended September 30, 2014, the Company recorded stock-based compensation for the vesting of previously granted stock options of $665,030 as general and administrative expense and $134,174, as mineral property expenditures. During the nine months ended September 30, 2013, the Company recorded stock-based compensation for the vested options of $1,194,927, as general and administrative expense, and $109,802 as exploration expenses and $719,425 for the vesting of previously granted stock options, as general and administrative expense. At September 30, 2014, the Company had 17,803,860 shares of common stock available to be issued under the Stock Option Plan.

The weighted average grant date fair value of stock options granted during the nine month period ended September 30, 2014 was $0.81, per share. The total intrinsic value of stock options exercised during the nine months ended September 30, 2014 and 2013, was $116,343, and $16,900 respectively. During the nine months ended September 30, 2014, the Company modified the terms of 690,000 outstanding options held by two former employees and a consultant of the Company. The options were set to expire and the Company extended the expiration date of 587,500 options to December 31, 2015 and 102,500 options to December 31, 2014. The weighted average grant date fair value of the modified stock options was $0.18 and the Company recognized an additional $120,957 stock-based compensation expense which is included in general and administrative expense related to the modification of these options.

Uranerz Energy Corporation
Notes to the Consolidated Financial Statements
Nine Months Ended September 30, 2014 and 2013
(Expressed in US dollars)
(Unaudited)

12.	Stock-based Compensation (continued)

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

Expected Term: Represents the period of time that stock options are expected to be outstanding based on historic exercise behavior.

Expected Volatility: Based on the Company's historical stock prices for a period of time equal to the expected term of the award.

The weighted average assumptions used for each of the nine months ended September 30, are as follows:

	2014	2013
Expected dividend yield	0%	–
Risk-free interest rate	1.32%	–
Expected volatility	78%	–
Expected option life (in years)	6.42	–

The following table summarizes the continuity of the Company’s stock options:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
		$		$
Outstanding, December 31, 2013	11,245,380	2.07

Granted	116,500	1.32
Forfeited	(1,814,000)	3.43
Exercised	(280,232)	1.22
Expired	(1,098,500)	2.45

Outstanding, September 30, 2014	8,169,148	1.74	5.34	247,300

Exercisable, September 30, 2014	6,766,498	1.85	4.78	238,480

A summary of the changes of the Company’s non-vested stock options is presented below:

		Weighted Average
	Number of	Grant Date
Non-vested stock options	Options	Fair Value
		$
Non-vested at December 31, 2013	1,842,150	1.07
Granted	116,500	0.81
Vested	(374,500)	0.98
Expired	(181,500)	1.06

Non-vested at September 30, 2014	1,402,650	1.07

As at September 30, 2014, there was $722,830 of unrecognized compensation cost related to non-vested stock option agreements. This cost is expected to be recognized over a weighted average period of 0.83 years.

Uranerz Energy Corporation
Notes to the Consolidated Financial Statements
Nine Months Ended September 30, 2014 and 2013
(Expressed in US dollars)
(Unaudited)

13.	Stock Purchase Warrants

a)

In July, 2014, as a component of a public offering of Units, the Company issued 4,800,000 common share purchase warrants, exercisable for $1.60 per share during the thirty month period ending January 25, 2017. The Company has the right to accelerate the expiry date of the warrants in the event that the underlying common shares trade at a closing price on the NYSE market of greater than $2.75 per share for a period of 20 consecutive trading days. No warrants have been exercised as at September 30, 2014.

b)

In September, 2013, as a component of a public offering of Units, the Company issued 4,275,000 common share purchase warrants, exercisable for $1.60 per share during the thirty month period ending March 5, 2016. The Company has the right to accelerate the expiry date of the warrants in the event that the underlying common shares trade at a closing price on the NYSE market of greater than $2.75 per share for a period of 20 consecutive trading days. As at September 30, 2014, 125,000 warrants have been exercised.

c)

In June, 2013 as additional consideration for a loan, the Company issued non-transferable common stock purchase warrants entitling the holders to purchase from the Company 1,600,000 common shares at an exercise price of $1.60 per share, of which 1,200,000 warrants were immediately exercisable and 400,000 additional warrants exercisable only if the Notes remain outstanding after August 15, 2013. The loan was repaid in December 2013. The warrants expire 30 months from the date of issue, subject to an acceleration option exercisable by the Company in the event that the Company’s common shares trade at a closing price on the NYSE MKT of greater than $2.75 per share for 20 consecutive trading days. No warrants have been exercised as at September 30, 2014.

d)

On August 13, 2010, the Company issued warrants to purchase 2,000,000 shares of common stock to a third party in exchange for the acquisition of intellectual property related to certain uranium prospects. Each warrant entitles the holder to acquire one common share of the Company for $3.00. The warrants expired June 30, 2014. (Refer to Note 6(k)).

A summary of the changes in the Company’s common share purchase warrants is presented below:

		Weighted Average
	Number	Exercise Price
		$
Balance December 31, 2013	7,875,000	1.96
Issued (Note 11(e))	4,800,000	1.60
Expired	(2,000,000)	3.00
Exercised	(125,000)	1.60
Balance September 30, 2014	10,550,000	1.60

As at September 30, 2014, the following common share purchase warrants were outstanding and exercisable:

Number of Warrants	Exercise Price	Expiry Date
	$
1,600,000	1.60	December 5, 2015
4,150,000	1.60	March 5, 2016
4,800,000	1.60	January 25, 2017

Uranerz Energy Corporation
Notes to the Consolidated Financial Statements
Nine Months Ended September 30, 2014 and 2013
(Expressed in US dollars)
(Unaudited)

14.	Shareholder Rights Plan

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

b)

On September 18, 2008, the Company signed two mining lease agreements which require ten annual payments of $75,000. As at September 30, 2014, the first five annual payments have been made. Refer to Note 6(g).

	c)	Refer to Note 10 for commitments pertaining to mineral property reclamation surety deposits.

	d)	On May 7, 2013, the Company signed an office premises lease for a period of three years commencing September 1, 2013. Rent is approximately $51,700 (Cdn$55,000) per annum.

e)

On January 22, 2014 the Company renewed an office lease for a primary term of two years, beginning February 1, 2014 and ending January 31, 2016. Rent consideration is $142,010 per annum. The lease agreement may be renewed for two additional years.

f)

The Company is party to a processing agreement under which it is committed to minimum annual payments of $450,000 for each of the years 2013, 2014 and 2015. The 2013 liability of $450,000 was paid in January, 2014. Refer to Note 7(b).

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

	i)	At September 30, 2014 the Company has operational and construction purchase orders outstanding for approximately $120,000.

16.	Revenue

Revenue is primarily derived from the sale of U308 under contracts or spot sales. During the nine months ended September 30, 2014, all of the Company’s revenue was to a sole customer.

17.	Segment Disclosures

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking-statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and, if warranted, development of our properties and plans related to our business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

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
  risks related to the public acceptance of nuclear power;
  risks related to obtaining the necessary access rights;
  risks related to potential environmental liabilities;
  risks related to requirements for personnel with expertise in putting a mineral deposit into production;
  risks related to recent market events;
  risks related to our ability to achieve targeted extraction or production rates at our Nichols Ranch ISR Uranium Project;

  risks related to higher than expected operating costs at our Nichols Ranch ISR Uranium Project;
  risks related to our securities;
  risks related to defects in title to our mineral properties; and
  risks related to our outstanding notes.

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

General

Uranerz Energy Corporation is a U.S. uranium exploration stage company with an operating ISR uranium mine and a portfolio of development and exploration-stage projects in the Powder River Basin of Wyoming, U.S.A. In-situ recovery or “ISR” is a mining process that uses a “leaching solution” to dissolve uranium from sandstone uranium deposits. This method is the generally accepted extraction technology used in the Powder River Basin where the Company controls a large strategic land position. Our management team has specialized expertise in the ISR uranium mining method, and has a record of licensing, constructing, and operating ISR uranium projects.

On April 15, 2014 we started commissioning our first mining Unit at our wholly-owned Nichols Ranch ISR Uranium Project, with the start-up of our new processing facility and the introduction of water through injection and extraction wells. Through May, we honed plant functionality and commenced adding oxygen to start extracting uranium from underground. In June 2014 additional chemicals were added to enhance the capture of uranium in solution. During the summer of 2014, we commenced making regular deliveries of uranium-loaded resin to Cameco Resources’ Smith Ranch uranium processing facilities for final processing into dried and drummed uranium concentrates pursuant to a toll processing agreement between the two companies. In September 2014 we completed our first sale of uranium product in accordance with long-term contracts with our nuclear utility customers. For this calendar year we are targeting extraction of approximately 200,000 pounds of uranium but that target may be adjusted based on the extraction efficiency of our first wellfield and market factors. The Nichols Ranch ISR Uranium Project is licensed for a recovery level of up to two million pounds of uranium per year and the Company expects that Nichols Ranch will also serve as a platform to advance our other Powder River Basin properties with potential enhanced economics for adjacent and satellite projects.

Currently exploration activities are being deferred while we concentrate on mining, and until the market for uranium improves. Our property holdings, all in the Powder River Basin, as at September 30, 2014 included:

  100% owned properties totaling 20,121 acres; and
  81% interest in Arkose Mining Venture properties totaling 52,818 acres.

We continue to look for more prospective lands amenable to ISR mining and as a result may locate, purchase or lease additional unpatented lode mining claims; and/or purchase or lease additional fee mineral (private) lands during the next twelve months. However there is no assurance any additional properties will be acquired. Our continuing assessment of explored properties within the Arkose Mining Venture resulted in the release of 2,575 acres of mineral leased land, and 227 mining claims totaling 3,714 acres, thus reducing carrying costs.

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

This quarter we focused on extracting uranium at our Nichols Ranch ISR Uranium Project and those efforts culminated in the delivery of 75,000 pounds of U308 to a U.S. utility customer. Subsequent to the quarter end, we received payment of approximately $3.9 million for that first shipment and the Company expects to complete at least one more delivery before year-end.

In June and early July we hired two key operations personnel: Mr. Doug Norris, Senior Process Manager and Mr. Robert Blackstone, Senior Geologist. Due to strong demand we upsized and closed a $12 million equity financing near the end of July. In connection with that offering, the Company issued and sold 9.6 million units of the Company at a price of US$1.25 per unit. Each unit consisted of one share of the Company’s common stock and one half of one share purchase warrant.

During the third quarter of 2014 the Company:

  extracted uranium at Nichols Ranch;
  made its first delivery of dried yellowcake to Honeywell’s conversion facility in Illinois;
  completed its first sale of uranium;
  closed a $12 million equity financing; and
  hired new key personnel.

Financial Position

The Company's overall financial position is disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 14, 2014 and the unaudited consolidated Financial Statements at September 30, 2014 as provided herein under the section heading "Financial Statements" above.

Liquidity and Capital Resources

We are carrying out an exploration, environmental and uranium recovery program in 2014 as reported in our Annual Report. This plan anticipated completion of the processing facility, deep disposal wells and initial wellfield of our Nichols Ranch Unit, with recovery commencing shortly thereafter. Startup was delayed approximately three months to accommodate a technical amendment to our NRC license, which was completed on April 15, 2014. Mineral property acquisitions, dependent upon opportunities that may arise, may also be pursued in 2014. Our mining operation in 2014 has extracted approximately 117,000 pounds of U308 to September 30. 2014, of which 75,000 was sold. Inventory at September 30, 2014 includes 13,000 pounds in process.

During the three months ended September 30, 2014 operational expenditures incurred, excluding inventory costs, were $2,013,890. These expenditures include mine development costs incurred for the Nichols Ranch project totaling $213,241, all of which have been expensed.

On September 30, 2014 we had cash of $9,473,395 and working capital of $11,937,568, as compared to cash of $11,915,676 and working capital of $11,050,125 as of December 31, 2013. Our cash is invested in bank savings accounts and is available on demand.

Net cash used in operating activities was $13,876,629 for the nine months ended September 30, 2014, compared to $14,266,759 for the corresponding period in 2013. Net cash used to purchase property and equipment was $242,853 for the nine months ended September 30, 2014, compared to $36,084 used in the corresponding period in 2013.

Net cash provided by financing activities amounted to $11,677,201 for the nine months ended September 30, 2014, primarily proceeds from a public offering of Units, compared to $14,834,500 provided in the corresponding period in 2013 when a $10,0000,000 issue of Units and $6,000,000 of notes payable financing was concluded.

During the twelve-month period following the date of this quarterly report, we anticipate that we will generate a modest amount of revenue. The Nichols Ranch ISR Uranium Project processing facility is complete and the Production Area #1 wellfield has four operating header houses. Additional expenditures for operations and wellfield expansion in 2014 will be paid from cash on hand and operations. We currently have sufficient working capital to fund our planned activities for the next twelve months. We may obtain new financing to fund additional exploration and property acquisitions, if we so choose.

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

Results of Operations

Three-month period ended September 30, 2014 compared to three-month period ended September 30, 2013

Revenue and Operating Expenses

We earned $3,900,000 from sales to a utility in this quarter and we anticipate that we will generate additional revenues from the sale of uranium concentrates during the twelve-month period following the date of this quarterly report. Gross profit was $1,424,283 compared to Nil for the comparable three- month period in 2013.

We incurred total operating expenses of approximately $2,013,890 for the three-month period ended September 30, 2014, as compared to $10,401,785 for the corresponding period in 2013. The decrease of operating expenses in the amount of $8,387,895 was primarily attributable to a decrease in mineral property expenses of $7,619,909 as we reduced mine development expenditures, and a $776,476 reduction in general and administrative expenses.

Our interest expense for the three-month period ended September 30, 2014 was $307,728, as compared to $729,450 for the corresponding period in 2013 when we retired a bridge loan. Our interest income was $7,786 for the three-month period ended September 30, 2014 compared to $4,419 in 2013 when cash balances were lower. The interest expense in 2014 is related to our Note payable, issued in December 2013.

Net loss for the three-month period ended September 30, 2014 was approximately $813,610, as compared to approximately $11,051,792 for the corresponding period in 2013. The decrease in net loss was primarily attributable to the commencement of commercial operations and a decrease in operating expenses resulting from a decrease in mineral property expenses, and general and administrative expenses.

Nine-month period ended September 30, 2014 compared to nine-month period ended September 30, 2013

We incurred an operating loss of $9,524,947 for the nine-month period ended September 30, 2014, as compared to $17,557,291 for the corresponding period in 2013. Gross profit was $1,424,283 compared to Nil for the comparable nine- month period in 2013 and total operating expenses of approximately $10,949,230 decreased $6,608,061 as we commenced operations and reduced mineral property expenditures. Mineral property expenses of $6,362,132 include Nichols Ranch project costs totaling $5,128,756 for the nine-month period ended September 30, 2014, as compared to $11,797,330 for the corresponding period in 2013.

Our interest expense for the nine-month period ended September 30, 2014 was $923,184, as compared to $966,556 for the corresponding period in 2013. Our interest income of $19,191 for the nine-month period ended September 30, 2014 was higher than the $11,033 in 2013 when cash balances were lower. The interest expense is primarily related to our Notes payable, issued in 2013.

Net loss for the nine-month period ended September 30, 2014 was approximately $10,177,746, as compared to approximately $18,326,203 for the corresponding period in 2013, a decrease of $8,148,457. The net loss was affected by the commencement of revenue producing operations and the decrease of operating expenses described above.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders except as disclosed in the unaudited Financial Statements at September 30, 2014. The Company has had no material changes to its off-balance sheet arrangements as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 14, 2014 and the unaudited Financial Statements at September 30, 2014 as provided herein under the section heading "Financial Statements" above.

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

Inventory

Inventories of uranium concentrates are recorded in-process (solutions) and finished goods. The Company values its concentrates at the lower of cost or net realizable value at the end of each reporting period. Costs include direct labor, materials and other mining and processing costs and depreciation related to extraction of uranium concentrate. Inventories are charged to cost of sales using the average costing method.

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

Contractual Obligations

The Company has had no material changes to its contractual obligations as disclosed in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2014 and the unaudited Financial Statements at September 30, 2014 as provided herein under the section heading "Financial Statements" above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to risks associated with commodity prices, interest rates and credit. Commodity price risk is defined as the potential loss that we may incur as a result of changes in the market value of uranium. Interest rate risk results from our debt and equity instruments that we issue to provide financing and liquidity for our business. Credit risk arises from the extension of credit throughout all aspects of our business. Industry-wide risks can also affect our general ability to finance exploration, and development of exploitable resources; such effects are not predictable or quantifiable.

Commodity Price Risk

The Company is subject to market risk related to the market price of U308. Our supply contracts with favorable pricing above current spot and long term prices cover only a portion of our planned extraction. Revenue beyond our current contracts will be affected by both spot and long-term U308 price fluctuations which are beyond our control, and are not predictable. The Company is restraining its mine development as it monitors the market.

Interest Rate Risk

The Company is exposed to interest rate risk on its cash equivalents, deposits, and debt. Our interest earned is not material; thus not subject to significant risk. Our Note Payable has a fixed interest rate over its seven year life, removing variability. Changes in market interest rates could affect future debt issues, if any.

Credit Risk

The Company’s primary customers are large North American utilities and commodity trading enterprises with high quality credit ratings.

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

Changes in Internal Control over Financial Reporting

During our most recently completed fiscal quarter ended September 30, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 5, 2014, the Company issued 15,000 shares of common stock with a fair value of $17,700 to a consultant for consulting services. The shares of common stock were issued pursuant to Section 4(a) (2) of the United States Securities Act of 1933, as amended, in reliance on certain representations of the consultant.

Item 3. Defaults Upon Senior Securities

None.

Item 4.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (“Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended September 30, 2014, the Company’s mineral properties were not subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety Act.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are attached to this Quarterly Report on Form 10-Q:

Exhibit
Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws, as amended (1)
3.3	Articles of Amendment filed July 5, 2005 (2)
3.4	Articles of Amendment filed August 8, 2008(3)
3.5	Articles of Amendment filed July 8, 2009(4)
3.6	Articles of Amendment filed August 8, 2011(5)
4.1	Form of Lock-Up Agreement dated July 17, 2014(6)
4.2	Form of Warrant Indenture dated July 25, 2014(7))
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension – Schema
101.CAL *	XBRL Taxonomy Extension – Calculations
101.DEF *	XBRL Taxonomy Extension – Definitions
101.LAB *	XBRL Taxonomy Extension – Labels

(1)	Previously filed as an exhibit to the Registrant’s Form SB-2 filed March 15, 2002
(2)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB filed April 14, 2006
(3)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed August 11, 2008
(4)	Previously filed as an exhibit to the Registrant’s Form S-3 filed July 9, 2009
(5)	Previously filed as an exhibit to the Registrant’s Form 8-K, filed August 12, 2011
(6)	Previously filed as an exhibit to the Registrant’s Form 8-K, filed on July 18, 2014
(7)	Previously filed as an exhibit to the Registrant’s Form 8K, filed on July 25, 2014

*Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URANERZ ENERGY CORPORATION

By: /s/ Benjamin Leboe	By: /s/ Glenn Catchpole

Benjamin Leboe, Senior Vice President, Finance and	Glenn Catchpole, Chief Executive
Chief Financial Officer	Officer, Director
(Principal Financial and Accounting Officer)	(Principal Executive Officer)

Date: November 7, 2014	Date: November 7, 2014