Form 10-K
period 2014-12-31
URANERZ ENERGY CORP.
filed 2015-03-16
CIK 1162324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

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
Yes [   ]      No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $119,038,185.

The number of shares of the Registrant’s common stock outstanding as of March 4, 2015 was 95,912,806.

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

  risks related to our proposed merger with Energy Fuels Inc.;

  risks related to litigation commenced in connection with the Energy Fuels merger;

  risks related to our limited working capital and current negative cash flow from operations;

  risks related to our ability to achieve targeted extraction or extraction rates at our Nichols Ranch ISR Uranium Project;

  risks related to higher than expected operating costs at our Nichols Ranch ISR Uranium Project;

  risks related to higher than expected construction costs to expand our Nichols Ranch ISR Uranium Project;

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

  risks related to the public acceptance of nuclear power;

  risks related to environmental laws and regulations and environmental risks;

  risks related to using our in-situ uranium recovery process;

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

  risks related to our outstanding debt; and

  risks related to our securities.

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the section headings Item 1. Description of the Business, Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report (the “Annual Report”). Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, we disclaim any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all the forward-looking statements contained in this Annual Report by the foregoing cautionary statements.

GLOSSARY OF TECHNICAL TERMS

The following defined technical terms are used in this Annual Report:

In-situ recovery (ISR): the recovery, by chemical leaching, of the uranium component of an ore body without physically extracting the ore from the ground. ISR mining utilizes injection of appropriate oxidizing chemicals into uranium-bearing sandstone deposits with extraction by extraction wells; also referred to as solution mining.

Uranium: a heavy, naturally radioactive, metallic element of atomic number 92. Its two principal isotopes are U238 and U235, of which U235 is the necessary component for the nuclear fuel cycle. “Uranium” used in this Annual Report refers to triuranium octoxide, also called “U3O8” or “yellowcake”, and is produced from uranium deposits. It is the most actively traded uranium-related commodity.

Uranium concentrate (yellowcake): a yellowish to yellow-brownish powder obtained from the chemical processing of uranium-bearing material. Yellowcake typically contains 70 to 90% U3O8 by weight.

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

History

Uranerz was relatively inactive from 1999 until 2005 when it acquired mineral prospecting permits in Saskatchewan, mineral licenses in Mongolia and mining claims and leases in Wyoming. The Company commenced exploration in 2005 and has continued through to present. In 2007 we filed uranium mining applications for a project in Wyoming. In 2008 we sold our Mongolian properties and have terminated exploration in Saskatchewan. We continued to acquire additional mineral properties and conduct exploration drilling while pursuing mining permits in Wyoming. We refer to exploration drilling asdrilling done in search of new mineral deposits or for the possible extensions of existing deposits.

In 2011 we received regulatory approvals for the construction of our first extraction project, the Nichols Ranch ISR Uranium Project, and began construction in August of that year. Construction of the Nichols Ranch processing facility together with an initial wellfield was completed in mid-2014 when we commenced extracting uranium for sale to nuclear utility customers.

Our Business

Uranerz Energy Corporation is a U.S. uranium company with an operating ISR uranium extraction project and a portfolio of exploration-stage projects in the Powder River Basin of Wyoming, U.S.A. In-situ recovery or ”ISR” is a mining process that uses a leaching solution to dissolve uranium from underground sandstone uranium deposits. This method is the generally accepted extraction technology used in the Powder River Basin where the Company controls a large strategic land position. Our management team has specialized expertise in the ISR uranium mining method, and has a record of licensing, constructing, and operating ISR uranium projects. The following diagram illustrates the ISR mining process:

In anticipation of receiving all of the approvals necessary to begin extraction at Nichols Ranch, we commenced a marketing program for conditional sales of uranium from the Nichols Ranch ISR Uranium Project in late 2008. In July 2009, we entered into a sales agreement with Exelon Generation Company, LLC (“Exelon”) for the sale of uranium over a five year period at defined prices. The agreement with Exelon was subsequently amended to defer the delivery schedule by a year and adjust the pricing terms. On January 25, 2013 we entered into a second supply agreement with Exelon for the sale of uranium over an additional five year period commencing in 2016, at defined prices adjustable for inflation. In August of 2009, we entered into what was then our second contract for the sale of uranium to another United States nuclear utility, also over a five year period, with a pricing structure, as amended, that references both spot and long-term prices and includes floor and ceiling prices. That agreement was also subsequently amended to defer the original five year delivery period by a year, reduce the annual volumes to be supplied, and adjust the pricing terms. The amendment included the cancellation of the first year’s delivery quantity if we were unable to deliver during the first delivery year of the contract. We were unable to complete the first year delivery and the delivery period was reduced to four years. These three long-term contracts for the sale of uranium are with two of the largest nuclear utilities in the United States. These three agreements individually do not represent a majority of our targeted uranium extraction.

The Nichols Ranch ISR Uranium Project is currently licensed to include extraction of uranium from our Nichols Ranch Unit and our Hank Unit. Under the licensed plan, a central processing plant has been built at Nichols Ranch and a satellite processing facility is planned to be built at Hank. In March 2010, we commenced preparation of the environmental permit and license applications for our Jane Dough Unit, which is adjacent to our Nichols Ranch Unit and which will share its infrastructure. This will provide us with the option to revise our original plan of operations by bringing our Jane Dough Unit into extraction operations before the Hank Unit at our Nichols Ranch ISR Uranium Project. Due to its close proximity, extracted solutions from Jane Dough may be delivered directly to our Nichols Ranch processing facility by pipeline, thus eliminating the need for larger capital outlay as would be required to exploit Hank. Our Jane Dough Unit includes the Doughstick, South Doughstick and North Jane properties. Additional Units may be added to the extraction operations plan as we continue to assess our geological data. We plan to continue the exploration and strategic portfolio planning of our other Wyoming Powder River Basin properties through a number of strategies including acquisitions or exchanges with other ISR uranium mining companies in the area.

In December 2010, we received a Permit to Mine from the Wyoming Department of Environmental Quality – Land Quality Division (“WDEQ-LQD”). In July 2011, we received our Source Material License from the United States Nuclear Regulatory Commission (“NRC”) and immediately began construction of our Nichols Ranch ISR Uranium Project central processing plant. Construction of the Nichols Ranch processing plant was substantially completed in 2013 without elution and drying circuits, and extraction commenced in the second quarter of 2014 after final NRC inspections were completed. The Jane Dough project described above will be progressed while we are conducting extraction operations at our Nichols Ranch Unit. Our processing facility at Nichols Ranch will serve as a platform to advance our other Powder River Basin properties with potential enhanced economics for adjacent and satellite projects.

In November 2011, we signed a processing agreement with Cameco Resources (“Cameco”), a wholly-owned Wyoming subsidiary of Cameco Corporation, the world’s largest publicly-traded uranium company. Under the agreement, we agreed to deliver uranium-loaded resin extracted from our Nichols Ranch facility to Cameco’s Smith Ranch-Highland uranium mine for final processing into dried uranium concentrate packaged for shipping to a converter. Cameco’s Smith Ranch-Highland mine is located in the Powder River Basin of Wyoming approximately 25 air miles south of our Nichols Ranch Unit. Mining the Jane Dough Unit is compatible with this plan. The agreement is for a fixed term. Under the agreement, we and Cameco stipulate both a minimum quantity of uranium and a maximum quantity of uranium which will be delivered by us and processed by Cameco. A damage payment for 2013 was paid for not meeting the minimum requirement and quantities processed in 2014 exceeded the minimum delivery requirements. Under the terms of the agreement, we may have all or substantially all of the uranium extracted at Nichols Ranch through 2015 processed by Cameco. We intend to engage in negotiations in mid-2015 to extend the agreement beyond 2015. In the event that we fail to extend the agreement, we will explore alternate arrangements with operators in the area or install our own elution and packaging circuits at Nichols Ranch.

In September 2012 we submitted an application to the Wyoming Business Council for a $20,000,000 loan under the Wyoming Industrial Development Revenue Bond Program. The loan was received in December 2013 and has a seven year term and an interest rate of 5.75% per annum. We were required to make interest-only payments during the first year and in the following years the debt is amortized to include payments of principal and interest.

Our focus in 2013 was on the construction of our processing facility and installation of the environmental monitor, extraction and deep disposal wells for the Nichols Ranch ISR Uranium Project. All of these activities were completed in 2014 together with operational items and regulatory requirements for mining.

Corporate Developments in 2014

During the fiscal year ended December 31, 2014 we continued to assess properties in the Powder River Basin, filed licensing applications for the Jane Dough Unit and completed the construction of a processing facility and installation of the environmental monitor and extraction wells for the first wellfield at the Nichols Ranch ISR Uranium Project. Other significant corporate developments include the following:

  In February 2014, our four independent directors and each of our: Chief Executive Officer, Executive Chairman, Senior Vice President, Finance & Chief Financial Officer and Senior Vice President, Legal & Corporate Secretary, all of whom held options to purchase Common Shares with exercise prices greater than $3.20 per Common Share, previously granted to them pursuant to our Amended 2005 Nonqualified Stock Option Plan (the “Plan”) entered into option surrender agreements (“Surrender Agreements”) with our Company. Pursuant to the Surrender Agreements, the independent directors and such executive officers agreed to surrender to us, for no consideration, options to purchase an aggregate of 1,814,000 Common Shares, with a weighted average exercise price of $3.43; such surrendered shares are available for future grant under the Plan;

  In the first quarter 2014, we started commissioning our first mining Unit at our Nichols Ranch ISR Uranium Project, with the start-up of our new processing facility and the circulation of water through injection and extraction wells. On April 15, 2014, we received approval to begin the addition of oxygen and other chemicals. Through remainder of the quarter, we continued to hone plant functionality and optimize chemical additions while observing improved uranium grades. During the summer of 2014, we commenced making regular deliveries of uranium-loaded resin to Cameco Resources’ Smith Ranch uranium processing facilities for final processing into dried and drummed uranium concentrates pursuant to a toll processing agreement between the two companies. In 2014 we extracted approximately 200,000 pounds of uranium from our first wellfield and purchased 30,000 pounds for re-sale. We completed sales of uranium product in September and December 2014 totaling 175,000 pounds in accordance with long-term contracts with our nuclear utility customers.;

  On May 1, 2014, Sandra R. MacKay, Senior Vice President, Legal & Corporate Secretary and an executive officer of our Company, tendered her resignation from employment with our Company, effective in June 2014, in order to pursue another professional opportunity;

  In May 2014 we submitted a source material license amendment application for our Jane Dough Unit to the NRC. This amendment will add the Jane Dough Unit to the existing license for the Nichols Ranch ISR Uranium Project, which currently includes the Nichols Ranch and Hank Units. At the same time, we submitted to the Wyoming Department of Environmental Quality an amendment to our Permit to Mine to incorporate the Jane Dough Unit. The Jane Dough license/permit area is contiguous to and immediately south of the Company's wholly owned Nichols Ranch Unit which recently commenced in-situ recovery ("ISR") uranium extraction operations. In this area of the Powder River Basin, uranium mineralization commonly follows along oxidization-reduction ("redox") boundaries and these boundaries at the Nichols Ranch Unit continue southward through the Jane Dough Unit. Due to the close proximity of these two Units, the Company expects to install only the wellfields at Jane Dough and will transfer mining solutions to and from the processing plant at the Nichols Ranch Unit through pipelines. This operational configuration should avoid the expense of constructing a separate satellite plant at Jane Dough, resulting in considerable savings in capital and time, and should serve to greatly enhance the project economics and extend the useful life of the Nichols Ranch facility. Both the Wyoming DEQ and the NRC are progressing with their technical review of our application;

  In July 2014 we issued and sold, through a syndicate of agents, 9,600,000 units of the Company ("Units") at a price per Unit of US$1.25 for aggregate gross proceeds of US$12 million. Each Unit consisted of one share of the Company's common stock and one half of one common stock purchase warrant, with each whole warrant exercisable to purchase one additional Share for a period of 30 months following the closing of the Offering at an exercise price of US$1.60, subject to adjustment and acceleration provisions; and

  In 2014 we entered into new change in control severance agreements (the “Change in Control Severance Agreements”) with four of our officers: Executive Chairman Dennis Higgs, Chief Executive Officer Glenn Catchpole, President & Chief Operating Officer W. Paul Goranson, Senior Vice President & Chief Financial Officer Benjamin Leboe and Douglas Hirschman, Vice President, Land. The new Change in Control Severance Agreements replace and supersede change in control agreements (the “previous agreements”) between the Company and three of its executive officers: Executive Chairman Dennis Higgs, Chief Executive Officer Glenn Catchpole and Senior Vice President, Finance & Chief Financial Officer Benjamin Leboe and officer Douglas Hirschman, Vice President, Land. Under the new Change in Control Severance Agreements, these officers will be entitled to certain severance benefits if, following a “change of control” (as defined in the Change in Control Severance Agreement), the Company terminates the executive’s employment without “cause”, as defined in the agreement, or the executive terminates his employment with the Company for “good reason” (as defined in the Change in Control Severance Agreement). In such event, each executive officer would be entitled to receive his base salary through to the date of termination, a pro-rated target bonus for the year of termination and two times his base salary and target bonus, in each case as in effect on the date of the change in control, or the date of termination (whichever is higher). The new form of Change in Control Severance Agreement provides that each officer will be prohibited, for a one year period after his termination, from soliciting employees or customers or suppliers of the Company and each executive officer will be subject to confidentiality restrictions. Following termination of employment, the executive officer will be required to sign a release of claims against the Company prior to receiving severance benefits under the agreement.

Exploration activities were deferred during 2014 while we concentrated on uranium extraction, and will continue to be deferred under our current operational plan until the market for uranium improves. Our property holdings, all in the Powder River Basin, as at December 31, 2014 include:

  100% owned properties totaling 19,801 acres; and
  81% interest in Arkose Mining Venture properties totaling 52,818 acres.

Nonetheless, we continue to look for more prospective lands amenable to ISR mining and as a result may locate, purchase or lease additional unpatented lode mining claims; and/or purchase or lease additional fee mineral (private) lands during the next twelve months. However there is no assurance any additional properties will be acquired. Our continuing assessment of explored properties within the Arkose Mining Venture resulted in the release in 2014 of 2,575 acres of mineral leased land, and 227 mining claims totaling 3,714 acres, thus reducing carrying costs.

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

Energy Fuels Merger Agreement

Execution of Merger Agreement

On January 4, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Energy Fuels Inc., an Ontario corporation (“Energy Fuels”), and EFR Nevada Corp., a Nevada corporation and wholly owned subsidiary of a subsidiary of Energy Fuels (“Merger Sub”). The Merger Agreement provides for a business combination whereby Merger Sub will merge with and into the Company (the “Merger”), and as a result we will continue as the surviving operating corporation and as an indirectly wholly owned subsidiary of Energy Fuels.

Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each issued and outstanding share of common stock of the Company (“Common Stock”) will be canceled and extinguished and automatically converted into the right to receive 0.255 common shares of Energy Fuels (the “Exchange Ratio”).

The completion of the Merger will be subject to the approval of at least a majority of the holders of the outstanding common shares of the Company, as well as at least a majority of the votes cast by the Company’s shareholders, excluding directors and officers of the Company, at a special meeting to be called to consider the Merger.

The Merger Agreement provides that, upon consummation of the Merger, Energy Fuels shall cause three nominees of the Company to be appointed to the board of directors of Energy Fuels.

In addition to the approval of the shareholders of each of the Company and Energy Fuels, as described above, the completion of the Merger will be subject to the satisfaction of other customary closing conditions, including, among others:

  the declaration by the Securities and Exchange Commission (the “SEC”) of the effectiveness of the Registration Statement on Form F-4 to be filed by Energy Fuels with the SEC in connection with the Merger, the common shares of Energy Fuels to be issued in connection with the Merger, and to be issued upon exercise of the assumed Company options and Company warrants, will have been approved (or conditionally approved, as applicable) for listing on the NYSE MKT and the Toronto Stock Exchange, and the receipt of all regulatory approvals necessary for the completion of the Merger.

Each of the Company and Energy Fuels has agreed to customary and generally reciprocal representations, warranties and covenants in the Merger Agreement. Among these covenants, both the Company and Energy Fuels have agreed to conduct their respective businesses in the ordinary course during the period between the execution of the Merger Agreement and the closing of the Merger.

The Merger Agreement contains customary deal support provisions, including a reciprocal break fee of US$5,000,000 payable if the Merger is not completed under certain circumstances. In addition, the Merger Agreement includes customary and reciprocal non-solicitation covenants, as well as a reciprocal right to match any superior proposal that may arise.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, which has been filed with the SEC.

Support Agreements

Concurrent with the execution of the Merger Agreement:

  We entered into support agreements with directors and certain officers of Energy Fuels, pursuant to which each security holder agreed, upon the terms and subject to the conditions set forth therein, (a) to vote their Energy Fuels common shares in favor of the Merger, and (b) to not sell or otherwise transfer their shares pending completion of the Merger. The security holders of Energy Fuels entering into the voting agreements collectively hold approximately 0.4% of the outstanding shares of Energy Fuels.

  Energy Fuels entered into support agreements with the directors and certain officers of the Company, pursuant to which each security holder agreed, upon the terms and subject to the conditions set forth therein, (a) to vote their shares of the Company’s common stock for the Merger, and (b) to not sell or otherwise transfer their shares pending completion of the Merger. The shareholders of the Company entering into the voting agreements collectively hold approximately 4.0% of the outstanding shares of the Company.

Additional Information related to the Merger

This annual report may be deemed to be solicitation material in respect of the proposed business combination of the Company and Energy Fuels. In connection with the proposed Merger, Energy Fuels intends to file relevant materials with the SEC, including a registration statement on Form F-4 that will include a proxy statement of the Company that also constitutes a prospectus of Energy Fuels. STOCKHOLDERS OF THE COMPANY ARE URGED TO READ ALL RELEVANT DOCUMENTS FILED WITH THE SEC, INCLUDING THE REGISTRATION STATEMENT AND THE PROXY STATEMENT AND PROSPECTUS INCLUDED THEREIN, BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT THE PROPOSED MERGER. Investors and security holders will be able to obtain the documents free of charge at the SEC’s web site, http://www.sec.gov, and the Company’s stockholders will receive information at an appropriate time on how to obtain transaction-related documents for free from the Company. Such documents are not currently available.

This communication shall not constitute an offer to sell or the solicitation of an offer to buy any securities, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction. No offering of securities shall be made except by means of a prospectus meeting the requirements of Section 10 of the Securities Act.

Competition

Our industry is highly competitive. We compete with other mining and exploration companies in connection with the acquisition of uranium mineral properties and the equipment, materials and personnel necessary to explore and develop such properties and for the sale of uranium. There is competition for the limited number of uranium acquisition opportunities, some of which is with other companies having substantially greater financial resources, staff and facilities than we do. As a result, we may have difficulty acquiring attractive exploration properties, and exploring and developing our properties. In addition, we compete with other uranium producing companies for uranium sales contracts with uranium utilities. Due to our limited capital and personnel and the size of our operations, we are at a competitive disadvantage compared to some other companies with regard to exploration and, if warranted, development of mining properties and securing uranium sales contracts. We believe that competition for acquiring mineral prospects and entering into uranium sales contracts will continue to be intense in the future.

The availability of funds for exploration and development of uranium projects is limited, and we may find it difficult to compete with larger and more well-known uranium exploration and production companies for capital. Our inability to continue exploration and acquire new properties due to lack of funding could have a material adverse effect on our future operations and financial position.

Minerals Exploration Regulation

Our uranium mineral exploration activities and our extraction activities are subject to extensive laws and regulations governing exploration, development, production, exports, taxes, labor standards, occupational health, waste disposal, protection and remediation of the environment, protection of endangered and protected species, mine safety, toxic substances and other matters. Uranium minerals exploration is also subject to risks and liabilities associated with pollution of the environment and disposal of waste products occurring as a result of mineral exploration.

Compliance with these laws and regulations may impose substantial costs on us and will subject us to significant potential liabilities. Changes could require us to expend significant resources to comply with new laws or regulations and could have a material adverse effect on our business operations.

Mineral exploration operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated, causing an adverse effect on our business operations. Minerals exploration operations are subject to federal and state laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Minerals exploration operations are also subject to federal and state laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal and state authorities may be changed and any such changes may have material adverse effects on our activities. As of the date of this annual report, other than with respect to the posting of performance surety, we have not been required to spend material amounts on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations. Environmental regulation is discussed in further detail in the following section.

For a discussion as to the specific permits and licenses that we have obtained and are required to obtain in connection with our extraction activities at the Nichols Ranch ISR Uranium Project, please see below in Item 2 – Description of Properties of this annual report under “Extraction Operations Planning and Permitting”.

Environmental Regulation

Exploration, development and extraction activities are subject to certain environmental regulations which may prevent or delay the continuance of our operations. In general, our exploration and extraction activities are subject to certain federal and state laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Specifically, we are subject to legislation regarding emissions into the environment, water discharges, and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires facility sites to be abandoned and reclaimed to the satisfaction of state and federal authorities. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date.

Waste Disposal

The Resource Conservation and Recovery Act (“RCRA”), and comparable state statutes, affect mineral exploration and extraction activities by imposing regulations on the generation, transportation, treatment, storage, disposal and cleanup of hazardous wastes and on the disposal of non-hazardous wastes. Under the auspices of the United States Environmental Protection Agency (the “EPA”), the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements.

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

Segment Information

Segment information relating to us is provided in Note 17 to our financial statements under the section heading “Item 8. Financial Statements and Supplementary Data” below.

Employees

Currently, we have approximately fifty-seven full-time employees and five full-time consultants. We operate in established mining areas where we have found sufficient available personnel for our business plans.

Overview of Uranium Market

The primary commercial use of uranium is to fuel nuclear power plants for the generation of electricity. All the uranium extracted from our mines will be used to generate electricity.

In 2011, nuclear power plants supplied about 13% of the global electricity consumption. According to the World Nuclear Association, there are currently 437 operable reactors world-wide which required approximately 65,908 tonnes (145 million pounds) of U3O8 fuel in 2014. World-wide there are currently 70 new reactors under construction with an additional 183 reactors on order or in the planning stage and another 311 in the proposed stage.

The world continues to consume more uranium than it produces largely due to increasing energy demands in Asia. Historically the gap between demand and primary supply has been filled by stockpiled inventories and secondary supplies; however these are finite and are being drawn down. Until recently, one of the largest sources of secondary supply was the uranium derived from Russia’s Highly Enriched Uranium program with the United States. All the deliveries from this source were completed at the end of 2013; however, we still are affected by secondary supplies such as the U.S. Department of Energy uranium transfer program. The United States currently has 99 operating reactors, 5 reactors under construction and another 22 reactors at the ordered, planned or proposed stages. According to the U.S. Energy Information Agency the United States derives approximately 11% of its uranium requirements from domestic U.S. uranium mining production.

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

The spot and long-term price of uranium is influenced by a number of factors, some of which are international. For example, both the spot and long-term price of uranium was impacted by the accident at the Fukushima Daiichi Nuclear Plant in March 2011. The events at Fukushima created heightened concerns regarding the safety of nuclear plants and led to both temporary and permanent closures of nuclear plants. These plant closures have created uncertainty in the market.

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

The graph below shows the monthly spot and long-term uranium price from 1969 until February 2015 as reported by Ux Consulting and TradeTech.

Source: RBC Uranium Weekly Report on February10, 2015

We do not provide estimates of future uranium prices. However, industry analysts endeavor to forecast future long and short term prices for uranium and many publish their analyses. An upward trend is expected by such analysts from 2015 through to 2018 and many expect that trend to continue upward. See figure below.

Source: Research analyst reports by each company.

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

Risks Related to the Merger

The pending merger with Energy Fuels is not guaranteed to occur. If the Merger does not occur, it could have a material and adverse effect on our business, growth, revenue, liquidity and results of operations and our share price could be negatively impacted.

Completion of the Merger is conditioned upon the satisfaction of certain closing conditions, including the approval of the Merger by our shareholders, as set forth in the Merger Agreement. The required conditions to closing may not be satisfied in a timely manner, if at all, or, if permissible, waived. If the Merger is not consummated for these or any other reasons, our ongoing business may be adversely affected and will be subject to a number of risks and consequences, including the following:

  we may be required, under certain circumstances, to pay Energy Fuels a termination fee of $5.0 million;

  we must pay the substantial fees and expenses that we incurred related to the Merger, such as legal and accounting fees and expenses, even if the Merger is not completed and we may not be able to recover such fees and expenses from Energy Fuels;

  under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger, which restrictions could adversely affect our ability to realize certain of our business strategies, including our ability to enter into additional acquisitions or other strategic transactions;

  matters relating to the Merger may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to us;

  the market price of our common shares may decline to the extent that the current market price reflects a market assumption that the Merger will be completed; and

  we may experience negative reactions to the termination of the Merger from customers, clients, business partners, lenders and employees.

In addition, any delay in the consummation of the Merger, or any uncertainty about the consummation of the Merger, may adversely affect our future business, growth, revenue, liquidity and results of operations.

Compliance with the terms of the Merger Agreement in the interim could adversely affect our business.

As a result of the pending Merger: (a) the attention of management and employees has been and will continue to be diverted from day-to-day operations as they focus on matters relating to obtaining government approvals required for the Merger and preparation for integrating our operations with those of Energy Fuels; (b) the restrictions and limitations on the conduct of our business pending the Merger have and will continue to disrupt or otherwise adversely affect our business, and may not be in the best interests of us if we were to have to act as an independent entity following a termination of the Merger Agreement; (c) our ability to retain existing employees may be adversely affected due to the uncertainties created by the Merger; and (d) our ability to maintain existing programs, or to establish new ones, may be adversely affected. Any delay in consummating the Merger may exacerbate these issues.

The Merger Agreement contains provisions that could discourage a potential competing acquirer of us.

The Merger Agreement contains provisions that, subject to limited exceptions, restrict our ability to solicit, encourage, facilitate or discuss competing third-party proposals to acquire shares or assets of us. In addition, certain shareholders holding approximately 4.0% of our issued and outstanding shares have entered into support agreements with Energy Fuels pursuant to which they have agreed to vote in favor of the Merger. These provisions and the support agreements could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of Uranerz from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher per share, cash or market value than the Merger consideration proposed to be received or realized in the Merger, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the $5.0 million termination fee that may become payable in certain circumstances.

If the Merger Agreement is terminated by us, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger.

The consummation of the merger between us and Energy Fuels could affect the value of your investment in us.

Pursuant to the Merger Agreement, at the closing of the Merger our shareholders will exchange their shares of our common stock for shares of Energy Fuels common stock. There are a number of additional risks related to the Merger (including any failure to complete the Merger), the potential combined company following the Merger and the business of Energy Fuels that may affect your investment in us or the potential combined company. These risks include, without limitation, the following:

  the exchange ratio will not be adjusted in the event of any change in either our stock price or Energy Fuels’ stock price;

  because the Merger will be completed after the date of the special meeting, at the time of our special meeting, the exact market value of the Energy Fuels common shares that our shareholders will receive upon completion of the Merger could be higher or lower than the market value at the time of the special meeting;

  the Merger is subject to a number of conditions, including the receipt of consents and clearances from regulatory authorities that may not be obtained, may not be completed on a timely basis or may impose conditions that could have an adverse effect on us or Energy Fuels;

  as the Merger does not qualify as a reorganization under Section 368(a) of the Code and is otherwise taxable to U.S. holders of our common stock, shareholders may be required to pay substantial U.S. federal income taxes as a result of completion of the Merger;

  the rights of our shareholders who become Energy Fuels shareholders in the Merger will be governed by the Ontario Business Corporations Act (“OBCA”) and subject to Energy Fuels’ articles of incorporation and Energy Fuels’ bylaws;

  the market price of Energy Fuels’ common shares has been, and may continue to be, volatile;

  our current shareholders will have reduced ownership and voting interests after the Merger;

  the Merger will result in changes to Energy Fuels’ board of directors and management that may affect the strategy and operations of the combined company as compared to that of us and Energy Fuels as they currently exist;

  any delay in completing the Merger may reduce or eliminate the benefits expected to be achieved thereunder;

  uncertainties associated with the Merger may cause a loss of management personnel and other key employees which could adversely affect the future business and operations following the Merger;

  the expected benefits of the Merger may not be realized;

  the obligations and liabilities of Energy Fuels, some of which may be unanticipated or unknown, may be greater than anticipated, which may diminish the value of Energy Fuels’ common shares;

  Uranerz and Energy Fuels expect to incur substantial expenses related to the Merger and the integration of the two companies;

  Uranerz and Energy Fuels may be unable to integrate their respective businesses successfully;

  Energy Fuels’ future results will suffer if it does not effectively manage its expanded operations following the Merger;

  the Merger may result in a loss of customers, clients and strategic alliances;

  the market price of Energy Fuels’ common shares after the consummation of the Merger may be affected by factors different from those affecting Energy Fuels’ common shares or our common stock prior to consummation of the Merger;

  holders of Energy Fuels convertible notes may not agree with Energy Fuel’s position that completion of the Merger will not trigger any right to cause Energy Fuels to redeem their convertible notes; and

  third parties may terminate or alter existing contracts with us and Energy Fuels.

Lawsuits have been filed against us, Energy Fuels, and Merger Sub relating to the Merger and an adverse ruling in any such lawsuit may prevent the Merger from being completed.

Since the Merger was announced on January 5, 2015, we, certain of our officers, directors and shareholders, Energy Fuels and Merger Sub have been named as defendants in one or more of the purported shareholder class actions filed in the District Court, Clark County, Nevada and the District Court, Washoe County, Nevada, by certain of our shareholders challenging the proposed Merger and seeking damages. The actions seek, among other things, to enjoin the defendants from completing the Merger on the agreed upon terms. We believe the lawsuits to be without merit and intend to vigorously defend against the actions. However, if the plaintiffs are successful in preventing the Merger, or are awarded significant damages, it could materially and adversely affect our business, financial condition, liquidity and the market price of our common stock.

Risks Related to Our Business

Our future performance is difficult to evaluate because we have a limited operating history.

We were incorporated in 1999 and we began to implement our current business strategy in the uranium industry in the beginning of 2005 and we realized our initial revenues in 2014. Our operating cash flow needs have been financed primarily through issuances of our common stock and not through cash flows derived from our operations. As a result, we have little historical financial and operating information available to help you evaluate our performance.

Because the probability of an individual prospect ever having reserves is not known, our properties may not contain any reserves, and any funds spent on exploration may be lost.

We have no reserves as defined by SEC Industry Guide 7 and only recently commenced generating revenue from our operations. Because the probability of an individual prospect ever having reserves is uncertain, our properties may not contain any reserves, and any funds spent on exploration may be lost. We do not know with certainty that economically recoverable uranium exists on any of our properties. Further, although we have commenced uranium extraction activities at our Nichols Ranch Unit, our lack of established reserves means that we are uncertain as to our ability to continue to generate revenue from our operations. We have not to date and we may never complete a feasibility study on any of other properties and any identified deposit may never qualify as a commercially mineable (or viable) reserve. We will continue to attempt to acquire the surface and mineral rights on lands that we think are geologically favorable or where we have historical information in our possession that indicates uranium mineralization might be present.

The exploration and, if warranted, development of mineral deposits involves significant financial and other risks over an extended period of time, which even a combination of careful evaluation, experience and knowledge may not eliminate. Few properties which are explored are ultimately developed into producing mines. Major expenditures are required to establish reserves by drilling and to construct mining and processing facilities at a site. Our uranium properties are all at the exploration stage and do not contain any reserves at this time. It is impossible to ensure that the current or proposed exploration programs on properties in which we have an interest will result in the delineation of mineral reserves or in profitable commercial operations. Our operations are subject to the hazards and risks normally incident to exploration and production of uranium, precious and base metals, any of which could result in damage to life or property, environmental damage and possible legal liability for such damage. While we may obtain insurance against certain risks, the nature of these risks is such that liabilities could exceed policy limits or could be excluded from coverage. There are also risks against which we cannot insure or against which we may elect not to insure. The potential costs which could be associated with any liabilities not covered by insurance, or in excess of insurance coverage, or compliance with applicable laws and regulations may cause substantial delays and require significant capital outlays, adversely affecting our future earnings and competitive position and, potentially our financial viability.

We have losses which may continue into the future. As a result, we may have to suspend or cease exploration activities.

We were incorporated in 1999 and are engaged in the business of mineral exploration. We have incurred losses since inception. We have a relatively limited exploration history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

  our ability to locate a profitable mineral property;
  our ability to obtain favorable prices for the uranium we extract;
  our ability to continue to generate revenues; and
  our ability to control costs.

Based upon current plans and markets, we expect to incur operating losses in future periods. This will happen because of low market prices for uranium and there are expenses associated with the exploration and exploitation of our mineral properties plus processing costs to produce saleable uranium. We cannot guarantee we will be successful in continuing to generate revenues in the future. Failure to continue to generate revenues and positive cash flows may cause us to suspend or cease our exploration activities.

Our past extraction operations are limited and may not be indicative of our future extraction results.

While we began extraction activities in 2014 and have started to receive revenues from extraction operations, our results to date are limited. We may encounter issues in the future that results in our extraction activities varying from our past results. These risks include unanticipated variances in the uranium mineralization at our projects, unexpected mechanical and system failures with our in situ extraction operations, including failures with drill holes, water lines, pumps and processing facilities, unexpected shortages in necessary operating materials or equipment, accidents, power outages, water shortages, unexpected issues with obtaining and maintaining our operating permits and other required licenses, labor and employment issues, changes in government regulations and other unanticipated issues which could cause our results to vary in the future. If our extraction operations are not successful in the future, we may have to cease such operations, which would eliminate our revenue generating activities and potentially cause us to reduce or stop our extraction activities.

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

Since our revenues are expected to be derived from the sale of uranium, our net earnings, if any, can be affected by the long- and short-term market price of yellowcake (U3O8). Uranium prices are subject to fluctuation. The price of uranium has been and will continue to be affected by numerous factors beyond our control. With respect to uranium, such factors include the demand for nuclear power, political and economic conditions in uranium producing and consuming countries, uranium supply from secondary sources, uranium production levels and costs of production. Spot prices for U3O8 were at $20.00 per pound U3O8 in December 2004, and then increased to $35.25 per pound in December 2005 and $72.00 per pound in December 2006. During 2007 the spot price reached a high of $138.00 per pound. The spot price of U3O8 was approximately $90.00 per pound in December 2007. The spot price declined during 2008, reaching a low of $44.00 per pound in October. In 2009, the spot price of U3O8 had a high of $51.50 and a low of $42.00. In 2010, the spot price had a high of $62.50 and a low of $40.75. In 2011, the spot price had a high of $74.00 and a low of $48.00. In 2012, the spot price had a high of $52.50 and a low of $40.75. In 2013, the spot price reached a high of $44.00 and a low of $34.00. In 2014, the spot price had a high of $40.00 and a low of $28.00. The spot price of U3O8 was approximately $35.75 per pound and the long term price was approximately $49.50 per pound at the end of December 2014.

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

We are required to comply with applicable environmental protection laws and regulations and permitting requirements, and we anticipate that we will be required to continue to do so in the future. The material laws and regulations within the U.S. that we must comply with are the National Environmental Protection Act (“NEPA”), Atomic Energy Act, Uranium Mill Tailings Radiation Control Act of 1978 (“UMTRCA”), Clean Air Act, Clean Water Act, Safe Drinking Water Act, Federal Land Policy Management Act, National Park System Mining Regulations Act, and the State Mined Land Reclamation Acts or State Department of Environmental Quality regulations, as applicable. We are required to comply with the Atomic Energy Act, as amended by UMTRCA, by applying for and maintaining a Source Material license from the US Nuclear Regulatory Commission. Uranium operations must conform to the terms of such license, which include provisions for protection of human health and the environment from endangerment due to radioactive materials. The license encompasses protective measures consistent with the Clean Air Act and the Clean Water Act. We intend to utilize specific employees and consultants in order to comply with and maintain our compliance with the above laws and regulations.

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

The development of mineral properties is affected by many factors, including, but not limited to: the cost of operations; variations in the grade of ore; fluctuations in metal markets; costs of extraction and processing equipment; availability of equipment and labor; labor costs and possible labor strikes; government regulations, including without limitation, regulations relating to taxes, royalties, allowable production, importing and exporting of minerals; foreign exchange; employment; worker safety; transportation; and environmental protection. Depending on the price of uranium, we may determine that it is impractical to continue operation of our Nichols Ranch project. Such a decision would negatively affect our results of operations and our financial condition.

Because we may be unable to meet property payment obligations or be unable to acquire or maintain necessary mining licenses and leases, we may lose interests in our exploration properties.

The agreements pursuant to which we acquired our interests in some of our properties provide that we must make a series of cash payments over certain time periods, expend certain minimum amounts on the exploration of the properties or contribute our share of ongoing expenditures. If we fail to make such payments or expenditures in a timely fashion, we may lose our interest in those properties. Further, even if we do complete exploration activities, we may not be able to obtain the necessary licenses to conduct extraction operations on the properties, and thus would realize no benefit from our exploration activities on the properties. In addition, there is no assurance that we will be able to hold or maintain ownership of all our property rights and, if not, the area for us to explore and conduct extraction activities could be reduced.

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

The business of mineral exploration and extraction involves a high degree of risk. Few properties that are explored are ultimately developed into production. At present, none of our properties has a known body of commercial ore. Unusual or unexpected formations, formation pressures, fires, power outages, labor disruptions, flooding, explosions and the inability to obtain suitable or adequate machinery, equipment or labor are other risks involved in extraction operations and the conduct of exploration programs. Although we intend to carry liability insurance with respect to our mineral exploration operations, we may become subject to liability for damage to life and property, environmental damage or hazards against which we cannot insure or against which we may elect not to insure. Previous mining operations may have caused environmental damage at certain of our properties. It may be difficult or impossible to assess the extent to which such damage was caused by us or by the activities of previous operators, in which case, any indemnities and exemptions from liability may be ineffective. If any of our properties is found to have commercial quantities of ore, we would be subject to additional risks respecting any mine construction and extraction activities. Most exploration projects do not result in the discovery of commercially mineable deposits of ore.

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

The business of the acquisition, exploration, and development of uranium properties is intensely competitive. We will be required to compete, in the future, directly with other corporations that may have better access to potential uranium resources, more developed infrastructure, more available capital, have better access to necessary financing, and more knowledgeable and available employees than us. We may encounter competition in acquiring uranium properties, hiring mining professionals, obtaining mining resources, such as manpower, drill rigs, and other mining equipment. Such competitors could outbid us for potential projects or produce minerals at lower costs. Increased competition could also affect our ability to attract necessary capital funding or acquire suitable producing properties or prospects for uranium exploration in the future.

Risks Related to Corporate and Financial Structure

There could be problems with construction, operation and expansion of the Nichols Ranch ISR Uranium Project which could result in cost overruns, extraction delays and require us to raise more capital to continue operations.

We are subject to all of the risks associated with establishing, maintaining and expanding operations:

  the timing and cost of the construction of wellfields and related facilities;
  the availability and costs of skilled labor;
  the ability to extend or replace our toll processing agreement for elution and packaging;
  our ability to meet the requirements of our sales agreements and to secure new sales agreements;
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

It is common in new extraction operations to experience unexpected problems in development. In addition, delays in mineral production often occur. Any delay in the performance of any one or more of the contractors, suppliers, consultants or other persons on which we depend, or lack of availability of required equipment, material, supplies or workers could delay operations. Any delays or other problems in starting up could result in cost overruns, delay or prevent production and require us to raise additional capital to continue operations. If we are unable to raise additional capital, as needed, we may not be able to continue extraction operations.

We may not be able to achieve targeted extraction rates at our Nichols Ranch ISR Uranium Project.

Extraction operations at our Nichols Ranch ISR Uranium Project is dependent on a number of risk factors, including regulatory requirements, changes in governmental regulations, loss of key employees, environmental and mining hazards, lack of necessary materials and supplies, uncertainty in resource estimates and fluctuations in the price of uranium. Any changes in these risk factors could result in us not achieving targeted uranium extraction amounts, which could result in us not being profitable.

Operating Costs at the Nichols Ranch ISR Uranium Project could be higher than anticipated.

We estimate operating and sustaining capital costs for the Nichols Ranch ISR Uranium Project based on information available, and believe that these estimates are accurate. However, costs for labor, regulatory compliance, energy, mine and plant equipment and materials needed for mine operations and development vary industry-wide. In light of these factors, future costs related to extraction operations and construction may differ from, and in some cases exceed our estimates.

We have limited operating history upon which we can base forecasts of estimated future rates of extraction and operating costs for the Nichols Ranch ISR Uranium Project. Such forecasts derive estimates of extraction quantities and cash operating costs from, among other things:

  anticipated grades and metallurgical characteristics of the ore to be mined and processed;
  anticipated recovery rates of uranium;
  cash operating costs of comparable facilities and equipment; and
  anticipated climatic conditions.

Capital and operating costs, rates of extraction and economic returns, and other estimates contained in extraction and cost forecasts may differ significantly from actual costs, and there can be no assurance that actual capital and operating costs will not be higher than currently anticipated or disclosed.

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

On November 26, 2013, in connection with the Financing Agreement and the Loan, we as mortgagor entered into a Mortgage & Security Agreement, pursuant to which we granted to the Trustee our rights and interests in the as-extracted collateral, contract rights relating directly or indirectly to the Lands (as identified in Exhibit A to the Mortgage), general intangibles relating directly or indirectly to the Lands, fixtures or hereinafter located on the Lands or our Nichols Ranch ISR Processing Facility, goods (including all inventory) and equipment, including without limitations the ore and all personal property identified as owned by us in the Mortgage & Security Agreement to secure our obligations under the Financing Agreement, the Bond Purchase Agreement and the Note.

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

The execution of our plan to continue exploration and expansion of our extraction operations will continue to place demands on us and our management. Our ability to recruit and assimilate new personnel will be critical to our performance. We will be required to recruit additional personnel and to train, motivate and manage employees without assurance of success.

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

The market for our common stock may be highly volatile for reasons both related to our performance or events pertaining to the industry (i.e. mineral price fluctuation/high production costs/accidents) as well as factors unrelated to us or our industry. In particular, market demand for uranium fluctuates from one business cycle to the next, resulting in change of demand for the mineral and an attendant change in the price for the mineral. Our common stock can be expected to be subject to volatility in both price and volume arising from market expectations, announcements and press releases regarding our business, and changes in estimates and evaluations by securities analysts or other events or factors. In recent years, the securities markets in the United States have experienced a high level of price and volume volatility, and the market prices of securities of many companies, particularly small-capitalization companies, has experienced wide fluctuations that have not necessarily been related to the operations, performances, underlying asset values, or prospects of such companies. For these reasons, the price of our common stock can also be expected to be subject to volatility resulting from purely market forces over which we will have no control.

Granting of options may negatively impact the value of our shares of common stock.

Because our success is highly dependent upon our employees, we regularly grant to our employees, directors and consultants, options to purchase shares of our common stock as non-cash incentives. Those options may be granted at exercise prices equal to market prices at times when the public market is depressed. To the extent that significant numbers of such options may be granted and exercised, the interests of our other stockholders may be diluted.

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
  adverse regulatory actions that affect our exploration and construction plans; and
  terrorist attacks on our potential customers.

Market events and conditions could have an adverse effect on our ability to fund our working capital and other capital requirements.

Disruptions in the U.S credit and financial markets can have a significant material adverse impact on a number of financial institutions and limit access to capital and credit for many companies. These disruptions could, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations. Our access to additional capital may not be available on terms acceptable to us or at all.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTIES

Overview

We are an exploration stage company engaged in the acquisition, exploration and, if warranted, development of  uranium properties. “Uranium” used in this context refers to U3O8. U3O8, also called yellowcake, is triuranium octoxide extracted from uranium deposits and is the most actively traded uranium-related commodity.

We are focused on both the exploration and extraction from our properties in the Powder River Basin area of Wyoming. (See the location map below) We are exploring these properties with the objective of assessing their viability for commercial ISR uranium mining. ISR is a mining process that uses a “leaching solution” to extract uranium from underground sandstone-hosted uranium deposits.

Concurrent with our exploration activities, we have built a processing plant and first wellfield for the Nichols Ranch ISR Uranium Project. This construction began in August 2011 after receiving our mine operating permits on two of our properties in the Powder River Basin area of Wyoming, known as the Nichols Ranch Unit and the Hank Unit. We believe that these properties have the potential, based on data in our possession, of being developed into ISR uranium mines. Our permits allow us to extract uranium yellowcake concentrate, which can be sold directly to utilities for fuel used in nuclear electrical generating facilities. We began to extract uranium at the Nichols Ranch Unit in 2014.

Our Powder River Basin properties include:

  our 100% owned properties that totaled 19,801 acres; and
  our 81% interest in Arkose Mining Venture properties that totaled 52,818 acres as of December 31, 2014.

We did not conduct a greenfield exploration program on our Powder River Basin properties in 2014 as geological efforts were focused on developing extraction wellfields at our Nichols Ranch ISR Uranium Project. Our plan of operations during 2015 is to:

  continue extraction operations at our Nichols Ranch ISR Uranium Project;
  continue wellfield construction at the Nichols Ranch ISR Uranium Project with the drilling of additional extraction wells for Production Area #1 and monitor wells for Production Area #2;
  support our mine applications for our Jane Dough property which are being reviewed by the NRC and the WDEQ; and
  evaluate our Powder River Basin Properties as detailed below under “2015 Exploration Program”.

All of our projects are at the exploration stage and there can be no assurance that a commercially viable mineral deposit, or reserve, exists on any of our properties until appropriate exploratory and development work is done and results are assessed. We have not completed a feasibility study for our Nichols Ranch ISR Uranium Project and, accordingly, the economic, technical and legal feasibility of mining the Nichols Ranch ISR Uranium Project remains uncertain and there can be no assurance that we will be able to achieve profitability as the project is exploratory in nature.

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

Our management makes determinations as to whether to proceed with the additional exploration of our Wyoming Powder River Basin mineral properties based on the results of the preliminary exploration that we undertake. In completing these determinations, we will make an assessment as to whether the results of the exploration are sufficiently positive for us to proceed with more advanced exploration. In 2014 we completed construction of our Nichols Ranch processing facility as previously described and installed additional portions of the existing wellfield to extract uranium mineralization previously identified within our Nichols Ranch ISR Uranium Project.

Location and Access; Topography, Elevation and Vegetation; Climate

Our properties in the Powder River Basin area are located approximately 50 road miles southwest of Gillette, Wyoming and 100 road miles northeast of Casper, Wyoming. The Nichols Ranch site is accessed from State Highway 50 from the east or State Highway 387 from the south, and various internal gravel surface county and private roads. Casper is on Interstate 25, approximately one hour by air from either Denver, Colorado or Salt Lake City, Utah.

Our Powder River Basin properties are located in portions of Campbell and Johnson Counties, Wyoming, U.S.A., and are approximately 60 air miles northeast of Casper, Wyoming. The Powder River Basin properties cover lands in various sections in the Townships 41 to 45 North and Ranges 73 to 77 West.

The center of our properties (centered east-west) is approximately 8 miles west of the junction of Wyoming Highways 50 and 387. The properties are accessible via two-wheel drive vehicles on existing county and/or private gravel and dirt roads. Accessibility for drilling at this time appears acceptable with the exception of very wet or snowy ground surface conditions. Road improvements may eventually be required.

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

The location of our properties in the Powder River Basin of Wyoming is shown in the following map.

Uranerz Energy Corporation – Wyoming Properties – December 2014

Legend:
A – Powder River Basin Properties

Our Properties

As of December 31, 2014, our Powder River Basin properties include both our 100% owned properties and those properties included within our 81% owned Arkose Mining Venture. These principal properties comprise in total approximately 72,619 acres and consist of a combination of federal mining claims, state mineral leases and private fee mineral leases. A map showing the location of our significant properties in the Powder River Basin is provided below:

Uranerz Energy Corporation – Powder River Basin Properties – December 2014

PROPERTY LEGEND
URANERZ ENERGY CORP.
(Areas controlled by Uranerz)
CAMECO RESOURCES
URANIUM ONE
IRIGARAY ISR PLANT
CAMECO NORTH-BUTTE
CHRISTENSEN RANCH ISR MINE
1
2
3
4
5
6
MOORE RANCH
RUTH ISR TEST MINE
6 Miles (10Km)
SMITH RANCH HIGHLAND PROJECT
URANERZ PROJECTS
UNITS BEING PERMITTED =
UNITS FULLY PERMITTED =
1 NICHOLS RANCH
2 HANK
3 JANE DOUGH
4 RENO CREEK
5 WEST NORTH-BUTTE
6 NORTH ROLLING PIN
Uranerz
ENERGY CORPORATION

An additional map showing the location of our property units within the general Powder Basin property area and our key property units is presented below:

Uranerz Energy Corporation – Powder River Basin – Property Units – December 2014

Ownership Interests

Our ownership interests in the properties within the Powder River Basin are summarized as follows:

100% Owned Properties

Our 100% owned properties are comprised of unpatented lode mining claims, state leases and fee (private) mineral leases, as summarized as follows:

	Ownership Interest	Number of Claims/	Acreage
Property Composition	(1)	Leases	(Approximate)
Unpatented Lode Mining Claims	100%	826	16,520
State Leases	100%	3	1,360
Fee (private) Mineral Leases	100%	40	1,921
Total		869	19,801

(1) Subject to royalties, as discussed further below.

These 100% owned properties in the Powder River Basin include the following core property units:

Property	No. Claims	Acreage
		(Approximate)
Jane Dough (Doughstick)*	22	440
Collins Draw	32	640
North Rolling Pin	54	1,080
Hank *	66	1,320
Nichols Ranch *	36	720
Willow Creek	11	220
West North-Butte	125	2,500
East Nichols	44	880
North Nichols	107	2,140
TOTAL	497	9,940

* included in the Nichols Ranch ISR Uranium Project

Our 100% owned property interests were acquired through staking, leasing and purchase over a seven year period. The costs, exploratory in nature, were expensed as incurred as mineral property expenditures. We continue to look for more prospective lands in the Powder River Basin and as a result may locate, purchase or lease additional unpatented lode mining claims; and/or purchase or lease additional fee mineral (private) lands during the next twelve months, however there is no assurance any additional properties will be acquired.

Arkose Mining Venture

The Arkose Mining Venture properties (also called the “Arkose Property”) are comprised of unpatented lode mining claims, state leases and fee (private) mineral leases, as summarized as follows:

Property	Ownership Interest	Number of Claims/	Acreage
Composition	(1)	Leases	(Approximate)
Unpatented Lode Mining Claims	81%	2,414	39,493
State Leases	81%	3	2,080
Fee (private) Mineral Leases	81%	61	11,245
TOTAL		2,478	52,818

(1) Subject to royalties, as discussed further below.

We completed the acquisition of an undivided 81% interest in the Arkose Mining Venture mineral properties on January 15, 2008. This acquisition was completed pursuant to a purchase and sale agreement previously announced on September 19, 2007 between Uranerz, and NAMMCO, Steven C. Kirkwood, Robert W. Kirkwood and Stephen L. Payne (collectively, the “NAMMCO Sellers”). The total purchase price that we paid to acquire this 81% interest in the Arkose Mining Venture included cash of $5,757,000 and 5,750,000 shares of our common stock issued to the NAMMCO Sellers.

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

The Venture Agreement provides that we, as manager, will have management and control over operations carried out by the Arkose Mining Venture. We are obligated to present proposed programs and budgets to the management committee of the Arkose Mining Venture on an annual basis. The proposed programs and budgets may include exploration programs, pre-feasibility studies, feasibility studies, mine construction, mining, and expansion or modification of operation plans. Proposed programs and budgets are reviewed by the management committee appointed under the Arkose Mining Venture which includes at least two members from each company appointed by Uranerz and United Nuclear, respectively. Unless otherwise provided in the Venture Agreement, the vote of the participant with a participating interest greater than 50% will determine decisions of the management committee. A participant may elect to participate in an approved program and budget either (i) in proportion to the participant’s respective interest in the Arkose Mining Venture, or (ii) not at all. In the event that a participant elects not to participate in a program and budget, then its participating interest in the Venture Agreement is subject to recalculation in accordance with the Venture Agreement to reflect the decision not to participate.

This summary of the material terms of the Venture Agreement does not provide a full discussion of all terms and conditions of the Venture Agreement. Interested parties are encouraged to read the entire copy of the Venture Agreement that was filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 22, 2008.

The Arkose Mining Venture includes the following property units on which we have conducted exploration:

  North Jane *
  South Doughstick*
  Cedar Canyon
  East Buck
  South Collins Draw
  Sand Rock
  Little Butte
  House Creek
  Beecher Draw
  Lone Bull
  Kermit

  Monument
  Stage

*included in the Nichols Ranch ISR Uranium Project

Other Powder River Basin Projects

Through a combination of claim staking, purchasing, and leasing, we also have acquired interests in several projects that lie within the Powder River Basin but outside of the project areas discussed above. These properties include the Verna Ann, Niles Ranch and Reno Creek projects which cover approximately 1,473 acres. In general, these projects are located in sandstone basins of Tertiary age with known uranium mineralization. However, due to our focused approach we have not yet initiated exploration work on these projects. Additional leasing in the Reno Creek Project prompted us to acquire past exploration data for this area which indicates potential uranium mineralization. Additional exploration and environmental base-line work will be required before submitting permit applications to mine the Reno Creek project.

General Characteristics of our Properties

Duration and Expiry

The terms and renewal options of our property interests vary widely; some are renewable annually, some renew automatically when mineral extraction has commenced and some are agreements for fixed terms. For the property leases that expire in 2016, we are currently negotiating to extend their terms. Other than a possible increase in carrying cost, we do not expect that the expiry of property leases in 2016 and beyond will have a material effect on our ability to continue exploration and extraction activities on our properties.

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

The unpatented lode claims do not have an expiration date. However, affidavits must be filed annually with the BLM and respective county recorder’s offices in order to maintain the claims’ validity. All of the unpatented lode claims have annual filing requirements ($155 per claim) with the BLM, to be paid on or before September 1 of each year.

Most of the above-mentioned unpatented lode mining claims are located on Stock Raising Homestead land where the United States government has issued a patent for the surface to an individual and reserved the minerals to the United States government subject to the location rights by claimants as set forth in the federal Mining Act of 1872.

Surface rights under applicable laws allow for exploration disturbance, road construction and facility siting. The claimant must first notify the surface owner of its intention to locate unpatented lode mining claims on the owner’s surface and then try and reach an agreement with the surface owner to pay for damages caused by the claimant’s operations. If an agreement cannot be reached, the claimant may post a bond with the BLM to cover the amount of the damages caused by the claimant’s operations.

Mining Leases

Our leasehold interests within our 100% owned properties are subject to the various terms as set forth in the applicable leases. The state leases and leases on fee mineral lands usually have annual payments, royalty obligations, and the term of the leases vary, but for the most part can be extended by production (as defined in the leases). The fee surface and mineral leases apply only to uranium and other fissionable minerals and typically have a 10-year term with the right to extend the leases with production (as defined in the leases). Commingling of production from adjacent lands is allowable under the fee mineral leases.

We have negotiated surface use agreements with various surface owners covering a majority of our project areas. The surface use agreements typically provide for reimbursement to the surface owner of actual damages resulting from our operations.

Taxes and Fees

We are required to pay a standard uranium industry severance tax of approximately 4% of sales and an ad valorem tax (annual property tax based on assessed values) to the State of Wyoming, in addition to various maintenance, land impact and access fees and other consideration to surface owners.

Geology

Our Powder River Basin properties encompass approximately 72,619 acres, and potential target mineralized zones are expected to occur throughout the properties. The potential target mineralization within the Powder River Basin properties are alteration-reduction trends hosted in the Eocene age channel sands that lie at depths of approximately 300 to 1,100 feet from the surface. Roll front deposits of uranium mineralized material are anticipated to occur within these properties. An alteration-reduction trend is a natural chemical boundary trend line in a sandstone aquifer where reduced (non-oxidized) sand is in contact with altered (oxidized) sand. Uranium mineralization may be found along the trend line.

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

In addition to CCI, other uranium exploration companies during the last forty years have controlled property either within or near our Powder River Basin properties. These included Kerr McGee, Conoco, Texaco, American Nuclear, Tennessee Valley Authority and Uranerz U.S.A, Inc. (no relationship to our Company). Uranium One NC (via subsidiary Cogema Resources Inc.) and Power Resources Inc. d.b.a Cameco Resources (a subsidiary of Cameco Corporation) have retained portions of their original land positions in the area and Cameco is now in production at their North Butte property. The mining claims and leases originally controlled by most of these companies were let go over the years due to market conditions. These property abandonments continued into 2004.

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

Between 1968 and 1985, CCI drilled approximately 380 exploratory holes within the West North-Butte satellite properties. From 1983 to 1985, Texas Eastern Nuclear drilled approximately 12 exploratory holes in the satellite properties and from approximately 1990 to 1992 Rio Algom Mining Corporation drilled approximately 5 exploratory holes. In 2006 we completed an acquisition of the satellite properties, and in 2007 and 2008 drilled approximately 127 exploratory holes.

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

Local Resources and Properties Infrastructure

Infrastructure at the site of the Powder River Basin properties is dominantly related to local oil, gas, and CBM exploration and development. Mineralized locations could affect future siting of wellfields and processing facilities. Generally, the proximity of the Powder River Basin properties to paved roads will be beneficial with respect to transportation of equipment, supplies, personnel and product to and from the properties. Power transmission lines are located on or near parts of the Powder River Basin properties. We have secured power from the local electrical service provider to accommodate our needs. Water is available from wells developed at planned facility locations and water for ISR operations will come from the operation itself, i.e. the extracted groundwater. Therefore, the basic infrastructure (power, water and transportation) required to support an ISR mining operation is located within reasonable proximity of the Powder River Basin properties.

Personnel required for exploration, construction and operation at the Powder River Basin properties generally come from Gillette, Wright, Buffalo and Casper, Wyoming.

Typical ISR uranium extraction operations also require disposal wells for limited quantities of fluids that cannot be returned to the production aquifers. Commonly, deep disposal wells or oil and gas wells, within aquifers that have been or can be condemned for public use, are utilized for such purposes. Oil and gas wells, both abandoned and producing, are located in the immediate vicinity of our properties.

Our central processing plant construction was substantially completed in 2013, and uranium extraction commenced in the second quarter of 2014 after final NRC inspections were completed.

Exploration Completed by Uranerz

Our 2014 drilling program was restricted to adding extraction and monitor wells for our Nichols Ranch ISR Uranium Project. No new exploration drilling was conducted.

Our 2013 drilling program was restricted to adding extraction and monitor wells for our Nichols Ranch ISR Uranium Project. No new exploration drilling was conducted.

During 2012, we were engaged in drilling exploration efforts on the Arkose Mining Venture Powder River Basin properties, as well as wellfield installation at Nichols Ranch Production Area #1. The purpose of the 2012 drilling program on the Arkose Mining Venture properties was to find previously unknown or little-known uranium mineralization trends and to delineate known trends, which would provide data for permitting and eventual extraction operations in favorably identified areas.

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

At the wellfield Production Area #1 of Nichols Ranch, 263 extraction wells were cased and cemented. The extraction wells were connected to header houses with buried feeder lines. It was planned that initial extraction should begin with four header houses. Three header houses were set on their foundations in 2012 and were in the process of being connected to individual extraction wells.

During 2011, we were engaged in exploration efforts on both our 100% owned Powder River Basin properties and on the Arkose Mining Venture Powder River Basin properties. The purpose of the 2011 drilling program was to find previously unknown or little-known uranium mineralization trends and to delineate known trends, which would provide data for permitting and eventual extraction operations in favorably identified areas. During the 2011 drilling program, approximately six miles of uranium roll front trends were investigated

On our 100% owned properties, 38 delineation holes were drilled in 2011on our Nichols Ranch property. The purpose of this drilling was for final delineation drilling prior to beginning the monitor well and extraction well installation in Production Area #1.

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

On our 100% owned properties, 51 delineation holes were drilled on our Nichols Ranch, Doughstick and North Nichols Ranch properties. The purpose of this drilling was primarily to prepare for the installation of baseline monitor wells for our planned Nichols Ranch processing facility. Additional drilling was carried out on our 100% owned Doughstick properties.

During 2009, on Arkose Mining Venture properties, a total of 514 holes were drilled. At Arkose’s North Jane Property a total of 51 holes were drilled with mineralization found in two horizons of the 100 Sand. At Arkose’ South Doughstick property 104 delineation drill holes were completed.

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

2015 Exploration Program

For 2015, at this time, we do not plan to conduct greenfield exploration drilling on our properties. All geologic personnel and staff will be concentrating on wellfield development at the Nichols Ranch ISR Uranium Project. Exploration drilling will resume at a later date.

Significant Properties

None of our properties have “mineral reserves” as defined in the SEC’s Industry Guide 7. However, the company has acquired exploration data indicating uranium mineralization in the following properties.

Nichols Ranch – 100% Uranerz

The Nichols Ranch property, included in the Nichols Ranch ISR mining permit area, consists of 36 unpatented lode mining claims, two fee surface and mineral leases, and one surface use agreement encompassing approximately 920 acres. The Nichols Ranch Unit permit boundary encompasses approximately 1,120 acres. There is an overriding royalty interest in favor of Excalibur Industries on all federal unpatented lode mining claims that were acquired by us from Excalibur Industries, defined as a gross royalty of 6 percent when the spot price of uranium is less than $45.00 per pound and of 8 percent if the uranium spot price is $45.00 per pound or higher. In addition, there is a portion of the Nichols Ranch Unit that includes private (fee) mineral that is subject to the above Excalibur Industries royalty, plus an additional royalty payable to the fee mineral owner under the fee leases (equaling a 12 percent or 16 percent royalty depending upon the spot price of uranium). The primary term of the leases expire in 2017, however, they can be held by production (as defined in the leases). Access to the property is via Highway 387 to the IDT road.

Hank – 100% Uranerz

At Hank, included in the Nichols Ranch ISR mining permit area, we have 66 unpatented lode mining claims, two fee surface and mineral leases, which are not significant, and one surface use agreement encompassing approximately 1,393 acres. The Hank Unit permit boundary encompasses approximately 2,250 acres. Of the 66 unpatented lode mining claims comprising the Hank Unit, 56 of the claims have a royalty interest burden, payable to Excalibur Industries, of 6 or 8 percent depending on the price of uranium. This royalty interest is based on uranium produced from these claims. The primary term of the leases expire in 2016, however, they can be held beyond the primary term by production (as defined in the leases). Access to the property is via Highway 50 to the Van Buggenum County Road, followed by the T-Chair North Ranch Road.

Jane Dough (Jane Dough/Doughstick – Uranerz; North Jane/S. Doughstick – Arkose)

The Jane Dough property, currently under application to be included in the Nichols Ranch ISR mining permit area, combines the above referenced three properties consisting of 115 unpatented lode mining claims, 16 mineral leases, and three surface use agreements encompassing approximately 3,121 acres. Our operating interest in Jane Dough will include Uranerz’ 100% owned property and 81 % from the two properties in Arkose. The proposed Jane Dough permit boundary encompasses approximately 3,680 acres. The fee land in the project is covered by mineral leases some of which have annual payments and some of which are 5 year paid up leases. The mineral leases have primary terms of 10 years and can be held by production (as defined in the leases). Some of the leases expire in 2016, 2017, 2018, and 2019. The fee surface is covered by three separate Surface Use Agreements which include damage payments paid on an annual basis. The mining leases have a variety of production royalty payments based on a fixed rate, a two tier system, or a sliding scale system. One of the leases has a fixed royalty rate of 4% of the gross proceeds. Two of the leases have two-tier royalty based on the price of U3O8 at the time of the sale, and they are 6% for a U3O8 price less than $75.00 per lb.; and 8% for U3O8 price equal to or greater than $75.00 per lb. Five of the leases have a sliding scale royalty that runs from a low of 2% at a U3O8 price of $25.00 per lb. up to a high of 10% for a U3O8 price of equal to or greater than $100.00 per lb. Four leases have a sliding scale royalty that runs from a low of 4.0%at a U3O8 price of $40.00 per lb. Up to a high of 10% for a U3O8 price of equal to or greater than $100.00 per lb. Four of the leases have a sliding scale royalty that runs from a low of 4.5%at a U3O8 price of $49.99up to a high of 10% for a U3O8 price of equal to or greater than $100.00 per lb. There is an overriding royalty interest held by Excalibur Industries that covers approximately 62 of the unpatented claims located in Sections 20, 21, 28 and 29, Township 43 North, Range 76 West, and it is a two tiered royalty based on quarterly production of U3O8and adjusted annually by the actual amount of U3O8 sold during the previous year. The royalty amounts are based on the average quarterly spot price for U3O8 and they are 6% for a U3O8 price equal to or less than $45.00per lb.; and 8% for a U3O8 price greater than $45.00 per lb. There are twenty (20) unpatented mining claims located in Section 32, Township 43 North, Range 76 West that have an overriding royalty interest of 0.25% . This overriding royalty interest is based on production of uranium on said claims. Two of the Surface Use Agreements have a two tiered royalty based on the sales price of the U3O8 received by Uranerz and they are 1% for a sales price of less than $50.00 per lb.; and 2% for a sales price of equal to or greater than $50.00 per lb. Access to the property is via Highway 387 to the IDT road and then the Williams Road, followed by the Red Springs Road.

Reno Creek - 100% Uranerz

The Reno Creek Project consists of 3 unpatented lode mining claims, 18 mineral leases, and three surface use agreements. The project area covers approximately 1,332.57 acres. The fee land in the project is covered by mineral leases some of which have annual payments and some of which are paid up leases. The mineral leases have primary terms of 10 years and can be held by production (as defined in the leases). Some of the mineral leases will expire in 2016, 2017, 2018, and 2019. The fee surface is covered by three Surface Use Agreements which include damage payments paid on an annual basis. Sixteen of the mining leases have a two tier royalty based on the price of  U3O8 at the time of sale, and they are 6% for a U3O8 price less than $45.00 per lb.; and 8% for a U3O8 price equal to or greater than $45.00 per pound. Two of the leases have a flat 8% of the total gross proceeds. Access to the project is off of Highway 387 which runs through the northern end of the project area.

Other Properties

The West North-Butte property covers approximately 2,500 acres of land and is comprised of 125 unpatented lode mining claims and one surface use agreement, of which 6 unpatented lode mining claims are subject to a royalty interest burden, payable to Excalibur Industries, of 6 or 8 percent depending on the price of uranium. .

The Willow Creek property covers approximately 220 acres of land and is comprised of 11 unpatented lode mining claims and one surface use agreement, all of which unpatented lode mining claims are subject to a royalty interest burden, payable to Excalibur Industries, of 6 or 8 percent depending on the price of uranium.

The North Rolling Pin property covers approximately 1,080 acres of land and is comprised of 54 unpatented lode mining claims and one surface use agreement; no royalties are applicable.

Arkose Mining Venture

The Arkose Mining Venture properties consist of unpatented lode mining claims, fee mineral leases, and state mineral leases. The land surface consists of private, federal and state lands. There are 2,414 unpatented lode mining claims included in the Arkose Property which comprise 39,493 acres and 61 fee mineral leases and 3 state leases included in the Arkose Property which comprise 13,325 acres. All of the unpatented lode mining claims are owned by us subject to the 19% beneficial interests of the participants in the Arkose Mining Venture. The Jane Dough assembly of properties, described above, was formed by combining our 81% owned Arkose properties North Jane and South Doughstick with our 100% owned Doughstick property.

Of the 2,414 unpatented lode mining claims, 682 unpatented lode mining claims have an overriding royalty interest burden of 0.25% . This overriding royalty interest is based on production of uranium on these claims.

Our interest in the leased property included in the Arkose Property is a leasehold interest subject to the various terms as set forth in the applicable leases (the “Arkose Leases”). The Arkose Leases are mineral leases only and the Arkose Mining Venture obtained surface use agreements with the various surface owners of said lands prior to commencing any activities. The majority of the Arkose Leases (other than the three state leases, which are paid annually) are paid up for either five or ten years. The five-year paid-up leases have an option to extend for a second five-year term, and for so long thereafter as the property under the lease is in production (as defined in the leases). The Arkose Leases only cover uranium and other fissionable minerals. Commingling of ores from adjacent lands is allowable under the fee mineral leases.

Royalties under the fee mineral leases are variable and can range from a flat 4% on uranium production (as defined in the leases) to a sliding scale of 2-10% with different intermediate break points with the 10% rate applying to sales prices of $100 per pound of uranium and greater.

Forfeiture of certain Powder River Basin interests

In 2014 we decided to retain all our interests in our 100% owned mining claims and released 320.00 acres of fee land in the Powder River Basin based on the review and recommendation of our geologic staff. We decided to forfeit certain mining claims comprising 3,714acres, and released 2,575 acres of fee land in our Arkose Mining Venture based on the review, analysis and recommendations of our geologic staff. We will continue to review our property portfolio and may decide to forfeit mineral interests in the future if we determine that they are no longer of strategic interest.

Nichols Ranch ISR Uranium Project

Our original extraction plan for the Nichols Ranch ISR Uranium Project included the processing facility we have constructed at our Nichols Ranch property and a second ion exchange facility at our Hank property. Our current extraction plan for the Nichols Ranch ISR Uranium Project is now divided into three separate project areas, being (i) the Nichols Ranch Unit, and (ii) the Jane Dough Unit, and (iii) the Hank Unit. The Nichols Ranch Unit consists of the Nichols Ranch processing facility and our two initial production areas, being Production Area #1 and Production Area #2. The Nichols Ranch Unit also includes the two deep disposal wells that are permitted and constructed for the Nichols Ranch ISR Uranium Project. The Jane Dough Unit is adjacent to the Nichols Ranch Unit to the south and contains both properties that are 100% owned by us and properties that are the subject of the Arkose Mining Venture, in which we own an 81% interest. The Jane Dough Unit contains two extraction areas that are currently in the license and permit to mine amendment process, as described below. The Hank Unit is 100% Uranerz owned and is located approximately 6 miles east of the Nichols Ranch Unit. It is licensed and permitted to operate as a satellite to the Nichols Ranch Unit and contains two targeted extraction areas. It has 280 acres of federal surface that cannot be mined until a Plan of Operations is approved by the US Bureau of Land Management. Our original plan was to construct a second ion exchange facility at the Hank Unit; however we are presently evaluating whether it would be more economical to construct a pipeline from the Hank Unit to the Nichols Ranch processing plant, as opposed to constructing the satellite facility.

Consistent with our updated extraction plan, we filed applications in 2014 to amend our licensed extraction plan by adding the Jane Dough Unit to the Project, and thus move it ahead of Hank for extraction of uranium. These applications include (i) a source material license amendment application for our Jane Dough unit to the NRC to add the Jane Dough unit to the existing license for the Nichols Ranch ISR Uranium Project, and (ii) an application to the Wyoming Department of Environmental Quality for an amendment to our Permit to Mine to incorporate the Jane Dough unit.

Based on our experience and additional engineering, our current plan is to deliver uranium bearing solutions from the Jane Dough wellfields to the Nichols Ranch plant by pipeline. As discussed above, we are also considering delivering uranium bearing solutions from the Hank wellfields to the Nichols Ranch plant by pipeline. If we proceed with a pipeline for the Hank Unit, the need to build a satellite ion exchange facility would be eliminated. We anticipate that a pipeline would have a lower capital cost than a second ion exchange facility, however no final cost estimates have been obtained at this stage or any final decision made.

In 2014 we completed construction of the Nichols Ranch processing facility and installed additional portions of the existing wellfield to extract uranium mineralization previously identified within our Nichols Ranch ISR Uranium Project. The Nichols Ranch processing plant is licensed for a capacity of two million pounds per year of uranium and is designed to have three major processing solution circuits: (i) a recovery and extraction circuit, and (ii) an elution circuit, and (iii) a yellowcake production circuit. The Nichols ranch processing plant is currently constructed and operated with only the recovery and extraction circuit installed. We are party to a resin toll processing agreement with a subsidiary of Cameco Corporation pursuant to which Cameco processes the resin that we produce at the Nichols Ranch processing plant from the recovery and extraction circuit. The resin toll processing agreement provides for processing of solutions for elution and yellowcake production at Cameco’s Smith Ranch-Highland facility. We pay a toll processing fee on a fixed unit cost basis that is adjusted by inflation for the resin processing. We retain the ability to construct and operate the elution and yellowcake production circuits at the Nichols Ranch processing facility at a later date if desired. The Nichols Ranch processing plant is currently in operation and is processing uranium-bearing wellfield solutions from Nichols Ranch Production Area #1.

Since the Nichols Ranch ISR Uranium Project does not have mineral reserves, the application of industry Guide 7, as reflected in our accounting policies, has required us to record all construction costs attributable to the Nichols Ranch ISR Uranium Project as mineral property expenditures. Accordingly, we have not capitalized any of the construction costs attributable to the Nichols Ranch ISR Uranium Project. The construction costs attributable to the Nichols Ranch ISR Uranium Project through to December 31, 2014, which have been expensed and not capitalized in accordance with our accounting policies, are summarized below:

	$	millions
Processing plant		$19
Office, maintenance and laboratory buildings		$3
Wellfield development		$16
Deep disposal wells		$7
Infrastructure and trunk lines		$6
Other		$2
Total		$53

We plan to continue to incur construction expenses associated with the expansion of our current extraction in Production Area #1 and then into Production Area #2 of the Nichols Ranch Unit. We will also incur additional construction expense if we determine to add the elution and yellowcake processing circuits to our Nichols Ranch processing plant.

Our current extraction plan for the Nichols Ranch ISR Uranium Project contemplates that, subject to the approval of the amendments to our licensed extraction plan, we would commence extraction activities from the Jane Dough Unit after completing extraction at Nichols Ranch, with extraction at the Hank Unit to follow Jane Dough. Restoration and decommissioning will follow discontinuation of extraction activities.

Location of the Nichols Ranch Processing Plant

The map below illustrates the location of our Nichols Ranch plant within the Nichols Ranch ISR Uranium Project.

Uranerz Energy Corporation – Nichols Ranch ISR Uranium Project Map – December 2014

Uranerz December 2014 - Aerial View of Nichols Ranch Processing Plant

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

Extraction Operations

Our current licensed extraction plan for the Nichols Ranch ISR Uranium Project includes four Production Areas, two at the Nichols Ranch Unit and two at the Hank Unit, and a processing plant. However, we have applied to amend our licensed extraction plan to include two extraction areas in our Jane Dough property which would precede extraction form our Hank property. Wellfields are designated areas above the mineralized zone within the Production Areas that are sized to achieve the desired extraction goals. The piping/well system will inject leaching water solution into the mineralized zone and recover the uranium-enriched water after it has flowed through the mineralization. The mineralized zone is the geological sandstone unit where the recovery solutions are injected and recovered in an in-situ recovery wellfield, and it is bounded between impermeable confining layers. Wellfield areas are the individual areas that will be targeted within each Production Area. The injection and recovery wells are completed in the mineralized zones.

We anticipate the patterns for the injection and recovery wells to follow the conventional patterns such as five-spot and line drive patterns. Depending on the mineralized zone shape, seven spot, five spot or line drive patterns may be used in some locations. A typical five spot pattern contains four injection wells and one recovery well. The dimensions of the pattern vary depending on the mineralized zone, but the injection wells will likely be between 50 to 120 feet apart. In order to effectively recover the uranium and also to complete the groundwater restoration, the wells will be completed so that they can be used as either injection or recovery wells. During extraction operations, a slightly greater volume of water will be recovered from the mineralized zone aquifer than injected in order to create a cone of depression or a flow gradient towards the recovery wells.

When completed, the Nichols Ranch Unit will include the recently completed processing plant and two extraction areas, Production Area #1 and Production Area #2. We are operating Production Area #1 and, as the productivity or solution grade (uranium concentration in the recovered ground water) of some installed patterns decrease below the economic limit, replacement patterns from Production Area #2 will be placed into operation in order to maintain the desired flow rate and solution grade at the processing plant. Eventually, all the patterns in Production Area #1 will reach their economic limit and all extraction flow in that area will cease. At that time, all extraction flow will be coming from Production Area #2 and restoration activities will commence at Production Area #1.

Each planned Nichols Ranch Unit Production Area will include a number of injection wells, recovery wells, monitoring wells, header houses and associated piping and power supply. Header houses will be located within the Production Areas and will distribute recovered fluids from recovery wells to trunk lines, and injection fluids from the processing facility through the trunk lines to injection wells. The planned Nichols Ranch Unit is anticipated to include the following for Production Areas #1 and #2:

  534 injection wells;
  403 recovery wells;
  126 monitoring wells; and
  15 header houses.

At the end of 2014, we had completed construction of the following, all of which are associated with extraction from Production Area #1:

  125 injection wells;
  102 recovery wells;
  59 wells not activated;
  68 monitoring wells; and
  4 header houses.

During 2015, our wellfield drilling plans include completing a small number of wells drilled in 2014 but not finished for an expansion of circuits connected to Header Houses 1 to 4, completion of surface flow and utility lines to Header Houses 5 and 6 and installation of Header House 6. Drilling is to be carried out with contract drilling rigs. The rigs will also drill additional extraction wells for Production Area #1 and monitor wells for Production Area #2.

Construction of a fifth header house started in February 2015. Wellfield delineation drilling for that header house area has been completed, the wellfield pattern development is ready, and well installation has commenced. The addition of this header house is planned to bring another ninety extraction wells online in the second quarter of 2015. A sixth header house with associated extraction wells is also expected to be installed during the second half of 2015.

A schematic of the Nichols Ranch Unit follows:

URANERZ 2014 – NICHOLS RANCH UNIT

URANERZ 2014 VIEW OF NICHOLS RANCH PRODUCTION AREAS

We are currently designing a uranium extraction plan for Jane Dough in conjunction with our license amendment applications whereby we would expand extraction operations to Jane Dough initially before expanding to Hank, after Nichols Ranch. We are presently contemplating that our Jane Dough Unit will have two targeted production areas. In the future, we will consider whether or not to amend our current license for Hank Unit to include a pipeline to our Nichols ranch processing facility which would replace or eliminate the requirement for the satellite ion exchange recovery facility that is in our current plan. Our extraction plan for Hank will likewise target two planned extraction areas. The Hank Unit extraction areas will follow a similar construction, extraction, and restoration schedule as outlined above for the Nichols Ranch Unit extraction areas.

Our original extraction plan contemplated the construction of four Underground Injection Control deep disposal wells; two at the Nichols Ranch Unit and two at the Hank Unit. The deep disposal wells are used for disposal of liquid wastes from wellfield bleed, processing plant operations and wellfield restoration. We have completed construction and installation of two of the planned deep disposal wells at our Nichols Ranch Unit, each of which has a demonstrated capacity to accept current and expected liquid waste disposal capacity requirements. If we determine not to proceed with the satellite ion exchange facility at the Hank Unit and instead build a pipeline to transport fluids to Nichols Ranch for processing, we anticipate that we will not need to construct the two additional deep disposal wells at the Hank Unit. The Nichols Ranch Unit is permitted for two additional deep disposal wells for a total of four should the need arise.

Wellfield drilling plans include completing a small number of wells drilled in 2014 but not finished for an expansion of circuits connected to our initial four header houses, completion of surface flow and utility lines to our fifth and sixth header houses. Drilling is carried out with contract drilling rigs. The rigs will also drill additional production wells for Production Area #1 and monitor wells for Production Area #2.

Extraction Operations Planning and Permitting

We received all Nichols Ranch ISR regulatory approvals necessary to extract and process uranium material in accordance with our original extraction plan. Both the state and federal agencies looked at all environmental aspects of our proposed ISR project including reclamation of the land surface following extraction operations, and restoration of impacted ground water. Workplace safety and the safety of the public are also closely monitored by regulatory agencies. We have posted a reclamation bond with the regulatory agencies in an amount of $6.8 million to cover the total estimated cost of reclamation by a third party as a requirement of the licenses.

Prior to the start of extraction activities, we were required and did obtain all the necessary permits, licenses, and approvals required by the Wyoming Department of Environmental Quality – Land, Water and Air Divisions and the U.S. Nuclear Regulatory Commission. The various state and federal permits and licenses that were required and have been obtained for the Nichols Ranch ISR Uranium Project, exclusive of the expansion to the Jane Dough Unit, are summarized below:

Primary Permits and Licenses for the Nichols Ranch ISR Uranium Project (Nichols Ranch and Hank Units Only)

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
WDEQ-LQD - Wyoming Department of Environmental Quality Land Quality Division
WDEQ-WQD - Wyoming Department of Environmental Quality Water Quality Division
WDEQ-AQD - Wyoming Department of Environmental Quality Air Quality Division
WYPDES – Wyoming Pollution Discharge Elimination System
SEO - State Engineer's Office

We submitted the following applications in 2014 in order to add the Jane Dough Unit to the licensed Nichols Ranch and Hank Units: (i) a source material license amendment application for our Jane Dough unit to the NRC to add the Jane Dough unit to the existing license for the Nichols Ranch ISR Uranium Project, and (ii) an application to the Wyoming Department of Environmental Quality for an amendment to our Permit to Mine to incorporate the Jane Dough unit. These applications are being processed in due course.

2015 Plan of Operations for Powder River Basin Properties

All of our projects are at the exploration stage and there can be no assurance that a commercially viable mineral deposit, or reserve, exists on any of our properties until appropriate exploratory work is done and results are assessed. Further exploration will be required before a final evaluation as to the economic, technical and legal feasibility of mining of any of our exploration properties is determined. There is no assurance that further exploration will result in a final evaluation that a commercially viable mineral deposit exists on any of our mineral properties. We will require additional financing in order to pursue exploration, and if warranted, development of these projects. Because of the long lead times for environmental permitting of extraction operations in North America, we have collected environmental baseline data and submitted the environmental permitting applications on a third property, Jane Dough, adjacent to the Nichols Ranch Unit, that has the potential, based on data in our possession, of being a uranium extraction area. However, we have not at this stage completed any comprehensive feasibility study on this property demonstrating that it is commercially warranted. Proceeding with these advanced activities prior to completing detailed feasibility analysis adds risk to our plan of operations and we may incur costs which might not otherwise have been incurred.

During 2015, we plan to:

  continue extraction operations at our Nichols Ranch Unit;
  continue wellfield construction at the Nichols Ranch ISR Uranium Project with the drilling of additional extraction wells for Production Area #1 and monitor wells for Production Area #2; and
  continue with our permitting and extraction operations planning efforts in connection with the application to extract minerals at Jane Dough.

Our property related operational and corporate net cash expenditures are estimated to be $7 million in 2015. This estimate is subject to change. Major property acquisitions, if any, are not included in this amount.

ITEM 3. LEGAL PROCEEDINGS

On January 6, 2015, January 9, 2015, January 13, 2015, January 14, 2015, January 15, 2015, January 15, 2015, January 16, 2015, January 20, 2015 January 21, 2015, and February 9, 2015, ten putative class action complaints captioned William Barrett v. Uranerz Energy Corp. et al., Case No. A-15-711942-C; Eric Foreman v. Uranerz Energy Corp. et al., Case No. A-15-712125-C; Chester Travirca v. Uranerz Energy Corp. et al., Case No. A-15-712318-C; Frances Heims v. Uranerz Energy Corp. et al., Case No. A-15-712379-C; Howard H. Bouch v. Uranerz Energy Corp. et al., Case No. A-15-712441-B; Harry Toderash v. Dennis Higgs et al., Case No. A-15-712433-C; Bernard Stern v. Uranerz Energy Corp. et al., Case No. Case No. A-15-712618-B; David R. Lang v. Uranerz Energy Corp. et al., Case No. CV15-00115, Richard Herman Zimmer v. Uranerz Energy Corp. et al., Case No. A-15-712718-B and Gerald Lee Prewitt v. Uranerz Energy Corp. et al., Case No. A-15-713683-C, respectively, were filed on behalf of an alleged class of Uranerz stockholders in the District Court, Clark County, Nevada (except for the Lang action, which was filed in the District Court, Washoe County, Nevada). The complaints name as defendants Uranerz (except for the Toderasch action, which does not name Uranerz), all members of our Board of Directors, Energy Fuels, Inc., and EFR Nevada Corp (except for the Foreman action, which does not name EFR Nevada Corp.). Each of the complaints alleges that the members of our Board of Directors breached their fiduciary duties to our stockholders in connection with the Merger and that Uranerz, Energy Fuels, Inc. and EFR Nevada Corp. aided and abetted the Directors’ alleged breaches of fiduciary duties. Plaintiffs claim that the Merger is proposed at an unfair price and involves an inadequate and unfair sales process, self-dealing, and unreasonable deal-protection devices. The complaints seek injunctive relief, including to enjoin or rescind the Merger, damages, and an award of unspecified attorneys’ and other fees and costs, in addition to other relief. We believe that the claims asserted in the complaints have no merit, and we and all of the members of the Board of Directors intend to defend vigorously against them.

Otherwise we are not currently a party to any litigation that management believes would be likely to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURE

Mine Safety Disclosure

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (“Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the year ended December 31, 2014, the Company’s mineral properties were not subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety Act.

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

Period	High	Low

2014
Fourth Quarter	$ 1.51	$ 0.88
Third Quarter	$ 1.60	$ 1.05
Second Quarter	$ 1.80	$ 1.13
First Quarter	$ 1.97	$ 1.22

2013
Fourth Quarter	$ 1.30	$ 0.80
Third Quarter	$ 1.64	$ 0.90
Second Quarter	$ 1.43	$ 0.94
First Quarter	$ 1.61	$ 1.21

2012
Fourth Quarter	$ 1.73	$ 1.23
Third Quarter	$ 1.89	$ 1.17
Second Quarter	$ 2.58	$ 1.08
First Quarter	$ 3.07	$ 1.83

As of March 4, 2015, the closing bid quotation for our common stock was $1.16 per share as quoted by the NYSE MKT.

As of March 4, 2015, we had 95,912,806 shares of common stock issued and outstanding, held by approximately 12,000 shareholders. Most shares are registered through intermediaries, making the precise number of shareholders difficult to obtain.

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

Repurchase of Securities

During 2014, neither we nor any of our affiliates repurchased shares of our common stock registered under Section 12 of the Securities Exchange Act of 1934, as amended.

Equity Compensation Plan Information

As at December 31, 2014 we had one equity compensation plan under which our shares of common stock have been authorized for issuance to our officers, directors, employees and consultants, namely our 2005 Stock Option Plan, as amended. Our 2005 Stock Option Plan, as amended, has been approved by our shareholders.

The following summary information is presented for our 2005 Stock Option Plan, as amended, as of December 31, 2014.

Number of Securities
	Number of Securities		Remaining Available
	to be Issued Upon	Weighted Average	for Future Issuance
	Exercise of	Exercise Price of	Under Equity
	Outstanding Options	Outstanding Options	Compensation Plans

Plan Category	A	B	C

Equity Compensation Plans Approved By Security Holders	7,311,680	$1.62	18,661,328

Equity Compensation Plans Not Approved By Security Holders	Not Applicable	Not Applicable	Not Applicable

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2014 the Company issued 75,000 shares of the Company’s common stock for services (refer to Note 11, set forth in Item 8, “Financial Statements and Supplementary Data”). These shares were not registered under the Securities Act, or the laws of any state and are subject to resale restrictions and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

Stock Performance Graph

The performance graph below shows Uranerz Energy Corporation’s cumulative total return based on an initial investment of $100 in Uranerz’ common stock, as compared with the Russell 2000 Index, NYSE MKT Natural Resources Index, NYSE MKT Composite, NASDAQ Composite Total Return, and a peer group consisting of Uranium Energy Corp., Ur-Energy Corp., and Azarga Uranium Corp. (formerly Powertech Uranium Corp.). The chart shows yearly performance marks over a five year period. This performance chart assumes: (1) $100 was invested on January 1, 2010 in Uranerz common stock at the initial price of $1.00, in the Russell 2000 Index, NYSE MKT Natural Resources Index, NYSE MKT Composite, NASDAQ Composite Total Return, and the peer group’s common stock; and (2) all dividends are reinvested. Canadian dollar closing price quotes on the Toronto Stock Exchange are converted to United States dollars using the noon exchange rates as quoted by the Federal Reserve Bank on the date of the closing price quote. Dates on the chart represent the last trading day of the indicated fiscal year.

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data about Uranerz for the last five years is set forth in the table below. You should read the data in the table in conjunction with the consolidated financial statements and related notes set forth in Item 8, “Financial Statements and Supplementary Data”.

Dollars and shares in thousands, except per share amounts	2014	2013	2012	2011	2010
Sales	$10,007	-	-	-	-
Gross Profit	$3,793
Operating expenses
Depreciation	$174	201	242	216	200
Reclamation accretion	$82	78	50	2	-
Foreign exchange	$(71)	(39)	23	50	6
General and administrative	$6,874	6,862	6,274	12,995	8,424
Mineral property expenditures	$7,829	18,107	22,801	12,260	6,662
Total operating expenses	$14,888	25,209	29,390	25,523	15,292
Gain on sale on investment securities	$-	-	-	-	-
Interest income	$26	17	42	79	52
Interest expense	$(1,231)	(1,329)	-	-	-
Other income	$19
Non-controlling interest - portion of net loss	$304	250	373	570	640
Net loss and comprehensive loss attributable to Uranerz Stockholders	$11,977	26,271	28,975	24,874	14,600

Common stock data
Weighted average shares outstanding	90,355	79,946	77,166	75,981	64,433
Net loss per share – basic and diluted	$0.13	0.33	0.38	0.33	0.23

Total shares outstanding at December 31	95,895	85,815	77,208	77,087	70,821
Balance sheet data at December 31
Total assets	$19,058	16,949	11,553	38,894	40,634
Property and equipment – net	$768	706	592	470	503
Working capital	$9,915	11,050	5,718	32,760	36,526
Total long term debt	$17,124	20,000	-	-	-
Common shareholders’ equity (deficit)	$(5,945)	(6,662)	8,208	35,637	39,767
Cash flow data
Net cash used for operating activities	$16,604	23,287	27,668	16,552	10,897
Net cash used for (provided by) investing activities	$265	328	440	155	(6,904)
Net cash provided by financing activities	$10,971	28,514	480	14,915	20,004

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements for the three years ended December 31, 2014, and the related notes thereto. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the section heading “Item 1A. Risk Factors” and elsewhere in this Annual Report. See section heading “Cautionary Statement Regarding Forward-Looking Statements”.

Overview

We are engaged in the acquisition and exploitation of uranium properties. We own interests in properties in the Powder River Basin of Wyoming and we are principally focused on the exploration and exploitation of these projects. We plan to explore, maintain and, if warranted, enhance our projects in the Powder River Basin area of Wyoming.

In 2011 we received licenses to mine two of our properties in the Powder River Basin area of Wyoming, namely our Nichols Ranch Unit and Hank Unit, that we feel may have the potential, based on data in our possession, of being developed into commercial in-situ recovery uranium mines. We completed construction of a processing facility, commissioned the first wellfield and commenced extracting uranium at the Nichols Ranch Unit in 2014.

In support of our goals for 2014, we focused our efforts on the following key operating priorities:

  extraction operations planning and construction at our Nichols Ranch ISR Uranium Project;
  wellfield installation in Production Area #1 at the Nichols Ranch Unit;
  environmental and extraction operations planning for additional permitting for our Jane Dough Unit;
  assessment of properties and evaluation of uranium potential;
  financing; and
  commencing extraction of uranium at our Nichols Ranch Unit.

We made satisfactory progress on each of our operating priorities, successfully starting up our planned processing facility and our first wellfield. We extracted uranium oxide and completed our first sales in the second half of 2014.

Results of Operations

Twelve-month period ended December 31, 2014 compared to twelve-month period ended December 31, 2013

Since 2014 was a startup year whereby a newly constructed processing plant was commissioned in concert with the completion and startup of our first wellfield, the operating results achieved this year are not indicative of future results. Furthermore, since we have only limited extraction history, commencing in 2014, operating results are not directly comparable to those of 2013.

Our 2014 Plan of Operations, described in our Annual Report on Form 10-K filed with the SEC on March 14, 2014, outlined planned expenditures which were subsequently substantially incurred as expected. As described, our mineral property expenditures expense includes construction and wellfield costs in compliance with the SEC’s interpretation of Guide 7. Our general and administrative expenses continued at 2013 levels as we complied with our obligations to many stockholders as a reporting company under the Securities Exchange Act of 1934, as amended, listed on the NYSE MKT and the Toronto Stock Exchange. As anticipated, we earned our first revenues during the 2014 fiscal year and we continued exploration and permitting at our Nichols Ranch ISR Uranium Project, and commenced extraction from our mineral properties in our Nichols Ranch Unit.

Revenue and Cost of Goods Sold

In 2014 we sold 175,000 pounds of uranium oxide for revenue of $10,006,673 and a gross profit of $3,793,045. All sales were of uranium from our extraction activities, other than sales of 22,000 pounds that we purchased in the spot market to complete a sales contract. We had no revenue or sales in 2013.

We started extracting uranium in mid-2014 and extracted 199,000 pounds during the year ended December 31, 2014. Approximately 179,000 pounds were processed to the finished goods stage with the remainder in resin solution awaiting final treatment by our toll processing contractor. Uranium from our extraction activities, plus pounds purchased less pounds sold, resulted in 54,000 pounds of in-process and finished goods inventory at December 31, 2014 with a value, at cost, of $1,957,423. There are no comparable results for 2013.

Our revenues include sales of uranium under fixed and inflation escalated price sales agreements negotiated with uranium purchasing utilities. These sales agreements expire as follows, with reference to the amount of uranium to be sold under such agreements:

Sales Contract Expiry	2015 and 2016	2017 and 2018	2019 and 2020
Pounds of Uranium	450,000	475,000	200,000

Our future revenues may be impacted to the extent that we may not be able to either (i) negotiate extensions to sales agreements with our existing customers upon the expiry of the original sales agreements, or (ii) enter into sales agreements with new utility customers.

Operating Expenses and Other Expenses (Income)

We incurred total operating expenses of $14,888,493 for the twelve-month period ended December 31, 2014, as compared to $25,209,569 for the corresponding period in 2013, a reduction of $10,321,076 primarily due to reduced mineral property expenses as we completed construction of the Nichols Ranch processing facility and related wellfield facilities. Mineral property expenditures for exploration and mine extraction operations planning declined $10,277,872 over 2013, primarily attributable to decreased construction costs (expensed as mineral property expenditures) at Nichols Ranch. General and administrative expenses of $6,874,591, including $1,003,924 (2013 - $1,629,333) of stock-based compensation, was substantially unchanged from 2013. Construction costs for the Nichols Ranch Unit were expensed, rather than capitalized, in accordance with our accounting policies and generally accepted accounting principles (“GAAP”) given that we have not established mineral reserves at the Nichols Ranch Unit.

Interest expense, which was primarily attributable to Notes payable, amounted to $1,230,932 for the twelve-month period ended December 31, 2014, compared to $1,328,839 for the corresponding period in 2013.

We earned $26,374 of interest income for the twelve-month period ended December 31, 2014 as compared to $16,753 for the corresponding period in 2013. This increase was due to higher cash balances.

The non-controlling interest of our Arkose Mining Venture offset $303,781 of our 2014 net loss ($250,380 in 2013).

Net loss and comprehensive loss attributable to the Company for the twelve-month period ended December 31, 2014 was $11,976,794, as compared to $26,271,275 in 2013.

Cash Used in Operating Activities

Net cash used in operating activities was $16,604,225 for the twelve-month period ended December 31, 2014, compared to $23,286,877 for the corresponding period in 2013. The decrease in net cash used in operations of $6,682,652 is primarily due to a $10,017,872 decrease of mineral property expenditures which includes a reduced level of costs related to our Nichols Ranch ISR Uranium Project and a gross profit of $4,793,045 arising from our commencement of sales in 2014.

Cash Used in Investing Activities

We invested $265,309 in property, equipment and reclamation deposits in the twelve-month period ended December 31, 2014, compared to $328,405 the corresponding period in 2013. Nichols Ranch ISR Uranium Project costs of $6,163,744 (2013 - $16,913,734) were recorded as mineral property expenditures.

Cash Provided by Financing Activities

Net cash provided by financing activities amounted to $10,971,452 for the twelve-month period ended December 31, 2014, primarily net proceeds from a public offering of common stock, compared to $28,514,248 for the corresponding period in 2013 which was primarily net proceeds from notes payable of $20,000,000 and $8,890,560 from a public offering of common stock.

Twelve-month period ended December 31, 2013 compared to twelve-month period ended December 31, 2012

Revenue

We did not earn any revenues in 2013.

Operating Expenses and Other Expenses (Income)

We incurred total operating expenses of $25,209,569 for the twelve-month period ended December 31, 2013, as compared to $29,389,744 for the corresponding period in 2012. General and administrative expenses increased $588,504 and include $1,629,333 of stock-based compensation, while mineral property expenditures for exploration and extraction operations planning declined $4,694,373 over 2012, primarily attributable to decreased expenditures at Nichols Ranch. Our general and administrative expenses, excluding stock based compensation, consisting primarily of payroll, consulting, investor relations and general overhead was relatively unchanged from 2012 reflecting stable operations as cost variations primarily relate to the Nichols Ranch ISR Uranium Project.

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

Revenue

We did not earn any revenues through December 31, 2012.

Operating Expenses and Other Expenses (Income)

We incurred total operating expenses of $29,389,744 for the twelve-month period ended December 31, 2012, as compared to $25,523,221 for the corresponding period in 2011. Operating expenses in the amount of $1,244,810 were attributable to stock-based compensation, a decrease of $5,054,378, while mineral property expenditures, for exploration and extraction operations planning, increased $10,541,685 over 2011, primarily attributable to increased expenditures at Nichols Ranch. Our general and administrative expenses, excluding stock based compensation, consisted primarily of payroll, consulting, investor relations and general overhead was relatively unchanged from 2011 reflecting stable operations as focus and costs shifted to the Nichols Ranch ISR Uranium Project.

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

Cash Used in Operating Activities

Net cash used in operating activities was $27,668,269 for the twelve-month period ended December 31, 2012, compared to $16,552,329 for the corresponding period in 2011. The increase in net cash used in operations of $11,115,940 primarily due to an increase of $10,541,685 for mineral-related expenditures which includes all the non-extraction costs of our Nichols Ranch ISR Uranium Project.

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

Assets and Liabilities

We had total assets of $19,058,397 at December 31, 2014 compared to $16,948,765 at December 31, 2013, primarily cash and accounts receivable related to December sales. Deferred debt issuance costs are $266,208 (2013 – $307,120). Non-current prepaid expenses and deposits amounted to $2,478,757 at December 31, 2014 (2013 - $2,629,310), Property and Equipment was $768,363 compared to $706,447 at December 31, 2013. Construction in progress costs are expensed as mineral property expenditures.

Our liabilities were $24,894,271 compared to $23,497,244 at December 31, 2013. Liabilities include a note payable of $19,296,250 (2013 -$20,000,000), of which $2,172,530 (2013 – Nil) was current, and Asset Retirement Obligation of $2,100,090 (2013 - $1,241,481). The note, related to a loan received on December 3, 2013, has an annual interest rate of 5.75% and is repayable over seven years, maturing on October 15, 2020.

Liquidity and Capital Resources

Our operations have been financed by proceeds primarily from issuances of common stock and long term debt. Our cash and short term security position at December 31, 2014 was $6,017,594 compared to $11,915,676 as of December 31, 2013. We had working capital of $9,914,608 as of December 31, 2014, compared to working capital of $11,050,125 as of December 31, 2013. Our working capital at December 31, 2014 included (i) accounts receivable attributable to sales of uranium to one customer of $6,106,673 (2013 – Nil), and (ii) uranium inventories of $1,957,423 (2013 – Nil).

Financings

During the year ended December 31, 2014, we:

1.	Issued 280,232 shares of common stock upon the exercise of stock options for cash proceeds of $341,378.

2.

Completed a public offering of 9,600,000 Units, comprised of 9,600,000 shares of our common stock and 4,800,000 common share purchase warrants, at $1.25 per Unit for gross proceeds of $12,000,000. Each warrant entitled the holder to purchase one common share for $1.60 for a period ending January 25, 2017, subject to acceleration.

3.	Issued 125,000 shares of common stock upon the exercise of share purchase warrants for cash proceeds of $200,000.

4.	Issued 75,000 shares for services with a fair value of $117,600.

During the year ended December 31, 2013, we:

1.	Issued 57,500 shares of common stock upon the exercise of stock options for cash proceeds of $38,375.

2.

Completed a public offering of 8,550,000 Units, comprised of 8,550,000 shares of our common stock and 4,275,000 common share purchase warrants, at $1.17 per Unit for gross proceeds of $10,003,500. Each warrant entitled the holder to purchase one common share for $1.60 for a period ending March 5, 2016, subject to acceleration.

3.	Issued secured notes payable for $6,000,000; repaid in 2013.

4.	Issued secured notes payable for $20,000,000.

During the year ended December 31, 2012, we:

1.	Issued 120,800 shares of common stock upon the exercise of stock options for cash proceeds of $96,884.

Capital Requirements

Our working capital of $9,914,608, including cash of $6,917,594, at December 31, 2014 is available for future operations. We estimate that our net cash requirement for operations over the next twelve months will be approximately $7 million. Our estimated capital expenditures may require an additional $400,000. We plan to operate in a cash scarce environment throughout 2015. Therefore, we expect that we will not be required to raise additional capital to fund expenditures for operations and capital costs through 2015. If our operations and market for uranium continue to result in a negative net cash flow from operations beyond 2015our acquisitions and operations will require to be financed through cash on hand, additional debt and/or equity financing.

Our plan of operation for the next twelve months is to continue with exploration and extraction of uranium minerals and, if warranted, further investigation of our Wyoming Powder River Basin properties. Our planned geological exploration programs are described in Item 2 of this Annual Report. In addition to our planned operating expenditures we may increase exploration expenditures and make additional property acquisitions beyond the above as opportunities arise. We plan to continue operations at our Nichols Ranch ISR Uranium Project. Our exploration plans will be continually evaluated and modified as exploration and permitting results become available. Modifications to our plans will be based on many factors, including: results of exploration, assessment of data, weather conditions, exploration costs, progress with licensing, the price of uranium and sales.

Our capital and financing requirements may increase to the extent that we may not be able to either (i) negotiate extensions to sales agreements with our existing customers upon the expiry of the original sales agreements, or (ii) enter into sales agreements with new utility customers at favorable prices. Further, the extent of our operations and investment programs that we undertake will be dependent upon the amount of financing available to us.

Future Financings

We may decide to pursue additional financing to carry out an expanded program of exploration, extraction operations planning, property acquisitions and preparations for increased extraction from the Nichols Ranch ISR Uranium Project during 2015. This may comprise debt financing and/or additional sales of our common stock in order to raise the funds necessary to pursue opportunities and to fund our working capital.

Issuances of additional shares would result in dilution to our existing shareholders. There is no assurance that we will be successful in completing any financings. Failure to obtain additional financing on a timely basis could require a reduced plan of operations and acquisitions in 2015.

As we expect our reliance on equity and debt financings may continue into the future, the future market conditions will be critical for us to raise necessary funds to meet our funding requirements. We may seek multiple solutions including, but not limited to, equity, credit facilities or debenture issuances. There is no assurance that such debt or equity financing will be available to us if and when required.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements at December 31, 2014 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders. Our commitments and contingencies are described in Notes 6 and 15 of the audited consolidated financial statements following under the section heading “Item 8. Financial Statements and Supplementary Data”.

Contractual Obligations

Our contractual obligations extending beyond the fiscal year ended December 31, 2014 are described in Notes 9, 10, 15 and 18 of the audited consolidated financial statements following under the section heading “Item 8. Financial Statements and Supplementary Data”. The significant amounts as at December 31, 2014 are included in the table below.

Contractual Obligations ($000)		Less than one year	One to three years	Three to five years

Note payable	19,296	2,172	9,683	7,441

Asset retirement	2,100			2,100

Property lease	375	75	225	75

Office lease	338	169	169

Processing (1)	450	450

Purchase orders (2)	170	170

Total	22,729	3,036	10,077	9,616

(1) Represents minimum amount payable under a resin toll processing agreement.
(2) Represents operational and construction purchase orders as of December 31, 2014.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As an exploration stage company, i.e. engaged in significant mineral extraction operations without reserves as defined by the SEC Industry Guide 7, our development expenditures are expensed as incurred. Accordingly, our costs of extraction do not include the amortization of plant, equipment and wellfield costs which would otherwise be capitalized.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 2 to the audited financial statements included in this Annual Report.

Revenue Recognition

Revenue is recognized from a sale when persuasive evidence of an arrangement exists, the price is determinable, the product has been delivered, the title has been transferred to the customer and collection of the sales price is reasonably assured. The Company delivers its uranium concentrates to a uranium storage facility and once the product is confirmed to meet the required specifications, the Company receives credit for a specified quantity measured in pounds. Future sales of uranium concentrates are expected to generally occur under uranium supply agreements or through the uranium spot market. Once a sale of uranium concentrates is negotiated, the Company will notify the uranium storage facility with instructions for a title transfer to the customer. Revenue is recognized once a title transfer of the uranium concentrates is confirmed by the uranium storage facility.

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

Options granted to consultants are valued based at the fair value of the equity instruments issued, or the fair value of the services received, whichever is more reliably measurable.

Accounting Developments

We have implemented all new accounting pronouncements that are in effect and that may impact our financial statements and we have disclosed all recently issued accounting pronouncements in the Notes to the Consolidated Financial Statements for the yearended December 31, 2014. None of the accounting pronouncements adopted had any material effect of our Consolidated Financial Statements for the year ended December 31, 2014.

Subsequent Events

On January 4, 2015 the Company, entered into the Agreement and Plan of Merger with Energy Fuels and Merger Sub as described in Item 1 of this annual report under “Execution of Merger Agreement”.

On January 17, 2015, the Company granted 1,200,000 stock options to directors, officers, employees and consultants at an exercise price of $1.14 per share expiring from January 16, 2020 to January 16, 2025.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Commodity Price Risk

The Company is subject to market risk related to the market price of U3O8. Our supply contracts with favorable pricing above current spot and long term prices cover only a portion of our planned extraction. Revenue beyond our current contracts will be affected by both spot and long-term U3O8 price fluctuations which are beyond our control, and are not predictable. The Company is restraining its mine development as it monitors the market.

Interest Rate Risk

The Company is exposed to interest rate risk on its cash equivalents, deposits, and debt. Our interest earned is not material; thus not subject to significant risk. Our Note Payable has a fixed interest rate over its seven year life, removing variability. Changes in market interest rates could affect future debt issues, if any.

Credit Risk

The Company’s primary customers are large North American utilities and commodity trading enterprises with high quality credit ratings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Uranerz Energy Corporation

December 31, 2014	Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Uranerz Energy Corporation

We have audited the accompanying consolidated balance sheets of Uranerz Energy Corporation as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive loss, cash flows and changes in equity (deficit) for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of Uranerz Energy Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Uranerz Energy Corporation as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Uranerz Energy Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2015 expressed an unqualified opinion thereon.

/s/ “Manning Elliott LLP”

CHARTERED ACCOUNTANTS
Vancouver, Canada
March 11, 2015

Uranerz Energy Corporation
Consolidated Balance Sheets
(Expressed in US dollars)

	December 31,	December 31,
	2014	2013
	$	$

ASSETS
Current Assets
Cash	6,017,594	11,915,676
Accounts receivable (Note 3)	6,106,673	–
Prepaid expenses and deposits (Note 7(a))	1,435,669	1,313,558
Inventory (Note 4)	1,957,423	–
Other current assets	67,710	76,654
Total Current Assets	15,585,069	13,305,888
Debt Issuance Costs (Note 9)	226,208	307,120
Prepaid Expenses and Deposits (Note 7(a))	397,561	548,271
Mineral Property Reclamation Surety Deposits (Note 10)	2,081,196	2,081,039
Property and Equipment (Note 5)	768,363	706,447
Total Assets	19,058,397	16,948,765

LIABILITIES AND DEFICIT
Current Liabilities
Accounts payable	741,163	580,984
Accrued liabilities (Note 7(b))	2,745,986	1,674,779
Current portion of note payable (Note 9)	2,172,530	–
Due to related parties (Note 8(a))	10,782	–
Total Current Liabilities	5,670,461	2,255,763
Note Payable (Note 9)	17,123,720	20,000,000
Asset Retirement Obligations (Note 10)	2,100,090	1,241,481
Total Liabilities	24,894,271	23,497,244

Commitments and Contingencies (Notes 6 and 15)
Subsequent Events (Note 18)
Deficit
Preferred Stock, 10,000,000 shares authorized, $0.001 par value; No shares issued and outstanding	–	–
Common Stock, 750,000,000 shares authorized, $0.001 par value; 95,895,306 and 85,815,074 shares issued and outstanding, respectively	95,895	85,815
Additional Paid-in Capital	169,498,862	156,814,709
Accumulated Deficit	(175,539,285)	(163,562,491)
Uranerz Stockholders’ Deficit	(5,944,528)	(6,661,967)
Non-controlling Interest	108,654	113,488
Total Deficit	(5,835,874)	(6,548,479)
Total Liabilities and Deficit	19,058,397	16,948,765

(The accompanying notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
Consolidated Statements of Comprehensive Loss
(Expressed in US dollars)

	Years Ended December 31,

	2014	2013	2012
	$	$	$

Revenue	10,006,673	–	–
Cost of Sales	6,213,628	–	–
Gross Profit	3,793,045	–	–

Expenses
Depreciation	173,778	200,920	241,610
Accretion of Asset Retirement Obligation (Note 10)	82,410	78,025	49,899
Foreign Exchange Loss (Gain)	(71,417)	(39,130)	22,612
General and Administrative (Notes 8 and 12)	6,874,591	6,862,751	6,274,247
Mineral Property Expenditures (Notes 6(l) and 12)	7,829,131	18,107,003	22,801,376
Total Operating Expenses	14,888,493	25,209,569	29,389,744
Loss Before Other Items	(11,095,448)	(25,209,569)	(29,389,744)
Other Income (Expense)
Interest Income	26,374	16,753	42,407
Interest Expense	(1,230,932)	(1,328,839)	–
Other Income	19,431	–	–
Total Other Income (Expense)	(1,185,127)	(1,312,086)	42,407
Net Loss and Comprehensive Loss	(12,280,575)	(26,521,655)	(29,347,337)
Net Loss and Comprehensive Loss Attributable to Non- controlling Interest	303,781	250,380	372,888
Net Loss and Comprehensive Loss Attributable to Uranerz Stockholders	(11,976,794)	(26,271,275)	(28,974,449)

Net Loss Per Common Share – Basic and Diluted	(0.13)	(0.33)	(0.38)
Weighted Average Number of Shares Outstanding	90,355,000	79,901,000	77,166,000

(The accompanying notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
Consolidated Statements of Cash Flows
(Expressed in US dollars)

	Years Ended December 31,

	2014	2013	2012
	$	$	$
Operating Activities
Net loss	(12,280,575)	(26,521,655)	(29,347,337)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	173,778	200,920	241,610
Accretion of asset retirement obligation	82,410	78,025	49,899
Accretion of discount on notes payable	–	525,461	–
Amortization of financing costs	80,912	298,202	–
Asset retirement cost	776,199	91,613	682,380
Other expense (income)	(19,431)	–	–
Stock-based compensation	1,200,379	1,997,802	1,448,394
Shares issued for services	117,600	–	–
Changes in operating assets and liabilities:
Accounts receivable	(6,106,673)	–	–
Prepaid expenses and deposits	28,599	(13,531)	(141,434)
Inventory	(1,908,533)	–	–
Other current assets	8,944	(48,168)	1,340
Accounts payable and accrued liabilities	1,231,384	118,988	(546,315)
Due to related parties	10,782	(14,534)	(56,806)
Net Cash Used in Operating Activities	(16,604,225)	(23,286,877)	(27,668,269)
Investing Activities
Reclamation surety deposits	(157)	(12,640)	(25,292)
Proceeds from sale of property and equipment	20,512	–	–
Purchase of property and equipment	(285,664)	(315,765)	(414,398)
Net Cash Used in Investing Activities	(265,309)	(328,405)	(439,690)
Financing Activities
Proceeds from notes payable	–	26,000,000	–
Repayment of notes payable	(703,749)	(6,000,000)	–
Financing costs	–	(656,187)	–
Contributions from non-controlling interest	298,947	241,500	383,040
Proceeds from issuance of common stock	12,541,378	10,041,875	96,884
Share issuance costs	(1,165,124)	(1,112,940)	–
Net Cash Provided by Financing Activities	10,971,452	28,514,248	479,924
Increase (Decrease) In Cash	(5,898,082)	4,898,966	(27,628,035)
Cash - Beginning of Year	11,915,676	7,016,710	34,644,745
Cash - End of Year	6,017,594	11,915,676	7,016,710
Non-cash Investing and Financing Activities
Stock options issued for mineral property expenditures	–	–	113,423
Warrants issued with notes payable	–	525,461	–
Supplemental Disclosures
Interest paid	1,019,028	505,175	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
Consolidated Statements of Changes in Equity (Deficit)
For the Years Ended December 31, 2014, 2013, and 2012
(Expressed in US dollars)

			Additional	Accumulated	Non-
	Common Stock		Paid-in	Deficit	Controlling	Total Equity
	Shares	Amount	Capital		Interest	(Deficit)
	#	$	$	$	$	$
Balance, December 31, 2011	77,086,774	77,087	143,876,826	(108,316,767)	112,216	35,749,362
Fair value of stock options granted	–	–	1,448,394	–	–	1,448,394
Common stock issued upon the exercise of options	120,800	121	96,763	–	–	96,884
Contribution from non-controlling interest	–	–	–	–	383,040	383,040
Net loss and comprehensive loss for the year	–	–	–	(28,974,449)	(372,888)	(29,347,337)
Balance, December 31, 2012	77,207,574	77,208	145,421,983	(137,291,216)	122,368	8,330,343
Stock-based compensation	–	–	1,997,802	–	–	1,997,802
Fair value of warrants issued with note financing	–	–	525,461	–	–	525,461
Warrant issuance costs	–	–	(50,865)	–	–	(50,865)
Shares issued upon the exercise of options	57,500	57	38,318	–	–	38,375
Shares issued pursuant to public offering	8,550,000	8,550	9,994,950	–	–	10,003,500
Share issuance costs	–	–	(1,112,940)	–	–	(1,112,940)
Contribution from non-controlling interest	–	–	–	–	241,500	241,500
Net loss and comprehensive loss for the year	–	–	–	(26,271,275)	(250,380)	(26,521,655)
Balance, December 31, 2013	85,815,074	85,815	156,814,709	(163,562,491)	113,488	(6,548,479)
Stock-based compensation	–	–	1,200,379	–	–	1,200,379
Shares issued upon the exercise of options	280,232	280	341,098	–	–	341,378
Shares issued upon the exercise of warrants	125,000	125	199,875	–	–	200,000
Shares issued for services	75,000	75	117,525	–	–	117,600
Shares issued in public offering	9,600,000	9,600	11,990,400	–	–	12,000,000
Share issuance costs	–	–	(1,165,124)	–	–	(1,165,124)
Contribution from non-controlling interest	–	–	–	–	298,947	298,947
Net loss and comprehensive loss for the year	–	–	–	(11,976,794)	(303,781)	(12,280,575)
Balance December 31, 2014	95,895,306	95,895	169,498,862	(175,539,285)	108,654	(5,835,874)

(The accompanying notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
Notes to the Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012
(Expressed in US dollars)

1.	Nature of Operations

Uranerz Energy Corporation (the “Company”) was incorporated in the State of Nevada, U.S.A. on May 26, 1999. The Company has mineral property interests in the United States and its principal business is the acquisition, exploration and extraction of uranium and mineral resources. In 2014, the Company commenced mining uranium at its Nichols Ranch ISR Uranium Project in Wyoming.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation and Principles of Consolidation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. Prior to the quarter ended September 30, 2014, the Company met the definition of a Development Stage Entity as defined under Accounting Standards Codification Section 915, Development Stage Entities (“ASC 915”), During the three months ended September 30, 2014, the Company generated significant revenue from its planned principal operations by completing its first sale of uranium concentrates. Accordingly the Company no longer met the definition of a Development Stage Entity under ASC 915 (see Note 2(r)).

The Company has established the existence of mineralized materials at its Nichols Ranch Project but has not established, and has no plans to establish, the existence of proven and probable reserves at this site. The Company has not established proven or probable reserves, as defined by the SEC under Industry Guide 7, through the completion of a final or bankable feasibility study for any of its uranium projects. As a result, and despite the fact that the Company commenced extraction of mineralized materials during 2014, the Company remains in the Exploration Stage as defined under Industry Guide 7, and will continue to remain in the Exploration Stage until such time proven or probable reserves have been established. Development expenditures, which might otherwise be capitalized, will continue to be expensed in accordance with the SEC Industry Guide 7.

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

The preparation of these consolidated statements in accordance with United States generally accepted accounting principles (“U.S GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to estimates of recoverable uranium in in-process inventory and finished goods, useful life and recoverability of long-lived assets, stock-based compensation, asset retirement obligations, deferred income tax asset valuations, fair values of financial instruments and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Uranerz Energy Corporation
Notes to the Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents.

d)	Inventory

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

The Company uses solution flow rates and measured concentration of U3O8 in the processing plant’s ion exchange columns and assays of pregnant resin at its toll processor to calculate the amount of in-process inventory. The amount of finished goods is determined by weighing and assaying the amount of U3O8 packaged into drums at the toll processor and at the conversion facility. The amount of U3O8 in the finished goods inventory is subject to final weighing and assay adjustments at the conversion facility.

The Company values its concentrates at the lower of weighted average cost or net realizable value at the end of each reporting period. Costs include direct labor, materials and other mining and processing costs and depreciation related to extraction of uranium.

e)	Property and Equipment

Property and equipment consists of computers, office equipment and field equipment. These assets are recorded at cost and are depreciated on a straight-line basis over their estimated lives of 5 years for computers and office equipment, and 5 to 10 years for field equipment.

f)	Financial Instruments/Concentrations

Financial instruments consist principally of cash, accounts receivable, mineral property reclamation surety deposits, accounts payable, due to related parties and notes payable. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The mineral property reclamation security deposits are deposits mainly invested in at major financial institutions and their fair value was estimated to approximate their carrying value. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates and current market rates for similar instruments. The Company's activities are conducted primarily in United States dollars and as a result, the Company is not subject to significant exposure to market risks from changes in foreign currency rates. The Company is exposed to credit risk through its cash and accounts receivable, but mitigates this risk by keeping deposits at major financial institutions and advancing credit only to bona fide creditworthy entities. At December 31, 2014, the account receivable is due from one customer. The maximum amount of credit risk is equal to the carrying amount.

g)	Fair Value Measurements

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

As at December 31, 2014 and December 31, 2013, cash is the Company's only financial instrument that is measured at fair value on a recurring basis within Level 1 of the fair value hierarchy. The Company does not have any Level 2 or Level 3 financial instruments measured at fair value on a recurring basis.

Uranerz Energy Corporation
Notes to the Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

h)	Mineral Property Costs

The Company is primarily engaged in the acquisition, exploration and exploitation of mineral properties with the objective of extracting minerals from these properties.

Mineral property exploration and evaluation costs are expensed as incurred. Development costs are expensed as incurred until proven and probable reserves are established. Subsequent development costs are capitalized. Costs for acquired mineral properties and mineral rights are initially capitalized when incurred, then assessed quarterly for impairment under ASC 360, Property, Plant and Equipment. The Company has not established proven or probable reserves for any of its mineral projects.

i)	Asset Retirement Obligations

United States regulatory authorities require the Company to restore and reclaim its mine area after mining is completed. Pursuant to ASC 410, Asset Retirement and Environmental Obligations, the fair value of asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Upon initial recognition of a liability, the fair value of the retirement cost is added to the carrying amount of the associated asset, if any, and this additional carrying amount is depreciated over the life of the asset, otherwise, the asset retirement cost is charged to earnings. Future reclamation and remediation costs are accrued based on management's best estimate at the end of each period of the costs expected to be incurred to remediate each project.

Estimations and assumptions used in applying the expected present value technique to determine fair values are reviewed periodically. Estimated site restoration costs for exploration activities are accrued when incurred. Costs for environmental remediation are estimated each period by management based on current regulations, actual expenses incurred, available technology and industry standards. Any change in these estimates is included in mineral property expenditures during the period and the actual restoration expenditures incurred are offset against the accumulated asset retirement obligation provision as the restoration work is completed.

j)	Deferred Financing Costs

The Company capitalizes direct costs incurred to obtain financings and amortize these costs over the terms of the related debt instrument using the effective interest method. Upon the extinguishment of the related debt, any unamortized deferred financing costs are immediately expensed.

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

The impairment test is carried out in two steps. In the first step, the entity tests the long-lived asset or asset group for recoverability by comparing the carrying amount of the long-lived asset or asset group with the sum of the undiscounted future cash flows and the eventual disposal of the asset. If the carrying amount of the long-lived asset or asset group is determined to be greater than the sum of the undiscounted future cash flows, the entity would perform the second step.

If the long-lived asset or asset group fails the recoverability test in the first step, the entity must record an impairment expense for the difference between the carrying amount and the fair value of the long-lived asset or asset group.

l)	Contingent Liabilities - Off Balance Sheet Arrangements

The Company has obtained financial surety relating to certain of its future restoration and reclamation obligations as required by regulatory agencies. The Company has bank Letters of Credit and performance bonds issued for the benefit of the Company to satisfy these regulatory requirements.

Uranerz Energy Corporation
Notes to the Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

m)	Revenue Recognition

Revenue is recognized from a sale when persuasive evidence of an arrangement exists, the price is determinable, the title has been transferred to the customer and collection of the sales price is reasonably assured. The Company delivers its uranium concentrates to a uranium storage facility and once the product is confirmed to meet the required specifications, the Company receives credit for a specified quantity measured in pounds. Future sales of uranium concentrates are expected to generally occur under uranium supply agreements or through the uranium spot market. Once a sale of uranium concentrates is negotiated, the Company will notify the uranium storage facility with instructions for a title transfer to the customer. Revenue is recognized once a title transfer of the uranium concentrates is confirmed by the uranium storage facility.

n)	Foreign Currency Translation

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

o)	Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options.

ASC 718 requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviours. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of consolidated comprehensive loss over the requisite service period.

Options granted to consultants are valued at the fair value of the equity instruments issued, or the fair value of the services received, whichever is more reliably measureable.

p)	Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the consolidated statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Shares underlying these securities totaled 17,861,680 as of December 31, 2014 (2013 – 19,120,380; 2012 - 11,225,880).

q)	Income Taxes

The Company uses the asset and liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the accounting bases and the tax bases of the Company’s assets and liabilities. The deferred tax assets and liabilities are computed using enacted tax rates in effect for the year in which the temporary differences are expected to reverse.

The Company’s policy is to recognize penalties and interest, if any, related to uncertain tax positions as general and administrative expense. The Company files income tax returns in the U.S. federal jurisdiction and various states. There are currently no federal or state income tax examinations underway for these jurisdictions.

Uranerz Energy Corporation
Notes to the Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

r)	Recently Adopted Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this standard are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of the pronouncement did not have a material effect on the Company’s consolidated financial statements.

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard are effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. The adoption of the pronouncement did not have a material effect on the Company’s consolidated financial statements.

In July 2013, ASC guidance was issued related to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The updated guidance requires an entity to net its unrecognized tax benefits against the deferred tax assets for all same jurisdiction net operating loss carryforward, a similar tax loss, or tax credit carryforwards. A gross presentation will be required only if such carryforwards are not available or would not be used by the entity to settle any additional income taxes resulting from disallowance of the uncertain tax position. The update is effective prospectively for the Company’s fiscal year beginning January 1, 2014. The adoption of the pronouncement did not have a material effect on the Company’s consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830) to clarify the treatment of cumulative translation adjustments when a parent sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. The updated guidance also resolves the diversity in practice for the treatment of business combinations achieved in stages in a foreign entity. The update is effective prospectively for the Company’s fiscal year beginning January 1, 2014. The adoption of the pronouncement did not have a material effect on the Company’s consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, Discontinued Operations (Topic 205 and 360) which changed the criteria for determining which disposals can be presented as discontinued operations and modified related disclosure requirements. The updated guidance requires an entity to only classify discontinued operations due to a major strategic shift or a major effect on an entity’s operations in the financial statements. The updated guidance will also require additional disclosures relating to discontinued operations. The Company early adopted this guidance prospectively at the beginning of fiscal year January 1, 2014. The adoption of the pronouncement did not have a material effect on the Company’s consolidated financial statements.

In June 2014, ASU guidance was issued to resolve the diversity of practice relating to the accounting for stock based performance awards that the performance target could be achieved after the employee completes the required service period. The update is effective prospectively or retrospectively for annual reporting periods beginning December 15, 2015. The adoption of the pronouncement did not have a material effect on the Company’s consolidated financial statements.

Uranerz Energy Corporation
Notes to the Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

r)	Recently Adopted Accounting Pronouncements (continued)

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. During the quarter ended September 30, 2014, the Company commenced generating significant revenue from its planned principal operations by completing its first sale of uranium concentrates and is no longer in the development stage. Accordingly, the adoption of this ASU did not have any impact on the Company’s consolidated financial statements.

s)	Recently Issued Accounting Pronouncements

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

t)	Reclassifications

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the current year’s presentation.

3.	Accounts Receivable

The Company’s accounts receivable consists of trade accounts receivable from one customer.

4.	Inventory

The Company’s inventory consists of the following:

	December 31,	December 31,
	2014	2013
	$	$
In-process	713,480	–
Finished goods	1,243,943	–
	1,957,423	–

5.	Property and Equipment

			December 31,	December 31,
			2014	2013
			Net Carrying	Net Carrying
		Accumulated	Value	Value
	Cost	Depreciation
	$	$	$	$
Computers and office equipment	385,494	283,424	102,070	103,024
Field equipment	1,763,621	1,097,328	666,293	603,423
	2,149,115	1,380,752	768,363	706,447

Uranerz Energy Corporation
Notes to the Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012
(Expressed in US dollars)

6.	Mineral Properties

a)

On November 18, 2005, the Company entered into an agreement to acquire a 100% interest in 10 mining claims located in the Powder River Basin area, Wyoming, in consideration of advanced royalty payment of $250,000. The amounts were paid in installments and completed by January 2007. These mining claims are mainly located on the Nichols Ranch ISR Uranium Project. Subsequently, on December 9, 2005, the Company entered into an option agreement to acquire a 100% interest in 44 mining claims, which included the 10 mining claims in the November 18, 2005 agreement, within six mineral properties located in the Powder River Basin area, Wyoming. As at December 31, 2007 all requirements of this option agreement were satisfied and a deed for the 44 claims was received. A royalty fee of between 6% - 8% is payable for uranium extracted, based on the average quarterly spot price for uranium.

b)	On February 1, 2007, the Company acquired three mineral properties consisting of 138 unpatented lode mining claims located in Campbell County, Wyoming for a total purchase price of $3,120,000.

c)

On January 15, 2008, the Company acquired an undivided eighty-one percent (81%) interest in approximately 82,000 acres (33,100 hectares) of mineral properties located in the central Powder River Basin of Wyoming, and entered into a venture agreement (the “Arkose Mining Venture”) with the vendor pursuant to which the Company will explore the properties.

d)

On August 20, 2008, the Company, on behalf of the Arkose Mining Venture, leased 6,073 acres of mineral properties within Arkose’s area of interest in Wyoming, subsequently reduced to 1,826 acres, for annual advance royalty payments which amount to $723,439 as of December 31, 2014.

e)	On September 18, 2008, the Company leased 984 acres of surface rights within the Company’s North Reno Creek project area in Wyoming. Refer to Note 15(b).

f)	On September 25, 2008, the Company leased 657 mineral acres within the Company’s Reno Creek project for annual advance royalty payments which amount to $214,350 as of December 31, 2014.

g)

On December 3, 2008, the Company, on behalf of the Arkose Mining Venture, leased 1,680 acres of mineral properties within Arkose’s area of interest in Wyoming for a five year payment of $83, 950. The lease was renewed to December 3, 2018 for an additional payment of $112,406.

h)

On November 24, 2009, the Company leased 160 acres of mineral properties within the Arkose area of interest in Wyoming for annual advance royalty payments which amount to $24,000 as of December 31, 2014.

i)	On January 26, 2010, the Company acquired Geological Data on the North Reno Creek uranium prospect located in Campbell County, Wyoming for a total purchase price of $600,000.

j)

On August 13, 2010, the Company acquired Geological Data on the Powder River Basin, Wyoming by issuing warrants with a fair value of $1,258,000 to purchase 2,000,000 common shares of the Company at an exercise price of $3.00 per share. The warrants expired in 2014. Refer to Note 13 (d).

k)	On July 19, 2011, the Company received its Materials License from the Nuclear Regulatory Commission which allowed it to proceed with construction of its Nichols Ranch ISR Uranium Project in Wyoming.

l)

During the year ended December 31, 2014, mineral property expenditures totaling $7,829,131 (2013 - $18,107,003, 2012 - $22,801,376) were expensed, including $6,163,744 (2013 – $16,913,734, 2012 - $21,280,188) of wellfield and construction costs related to the Company’s Nichols Ranch ISR Uranium Project.

Uranerz Energy Corporation
Notes to the Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012
(Expressed in US dollars)

7.	Balance Sheet Details

a)	The components of prepaid expenses and deposits are as follows:

	December 31,	December 31,
	2014	2013
	$	$

Exploration costs	–	7,635
Insurance	440,749	254,122
Investor relations	–	59,232
Lease costs	402,314	392,884
Reclamation bonding	200,988	195,558
Current portion power supply advance	16,524	–
Surface use and damage costs	276,017	309,054
Deposits	–	76,800
Professional fees	50,000	–
Other	49,077	18,273
Current prepaid expenses and deposits	1,435,669	1,313,558

Deposits	29,998	29,892
Power supply advance	166,675	195,727
Surface use and damage costs	200,888	322,652

Non-current prepaid expenses and deposits	397,561	548,271

b)	The components of accrued liabilities are as follows:

	December 31,	December 31,
	2014	2013
	$	$

Mineral exploration expenses	55,572	703,192
Employee costs	311,587	219,580
Executive and employee compensation	564,750	604,000
Insurance fees	–	7,723
Operational expenses	100,000	–
Professional fees	114,747	54,060
Property taxes	86,134	–
Reclamation costs (Note 10)	39,000	39,000
Taxes and royalties	1,467,771	–
Other	6,425	47,224

Total accrued liabilities	2,745,986	1,674,779

8.	Related Party Transactions / Balances

a)

During the year ended December 31, 2014, the Company incurred $842,728 (2013 - $852,012, 2012 - $996,520) for consulting services (included in general and administrative expenses) provided by Officers. Other general and administrative expenses were reimbursed in the normal course of business. At December 31, 2014, consulting services and expenditures incurred on behalf of the Company of $10,782 (2013 - $ Nil) are owed to these Officers, and these amounts are unsecured, non-interest bearing, and due on demand.

b)

During the year ended December 31, 2014, the Company paid Directors’ fees of $224,850 (2013 - $150,800, 2012 - $174,000) for non-executive Directors. The amounts have been recorded as general and administrative expenses. Other general and administrative expenses were reimbursed to the directors in the normal course of business.

c)	During the year ended December 31, 2014, the Company paid $420,000 (2013 - $400,000, 2012 - $520,000) for bonuses (included in prior year’s general and administrative expenses) to Executive Officers.

d)	During the year ended December 31, 2014, the Company recognized a $510,000 (2013 - $420,000) provision for bonuses to Officers all of which is included in accrued liabilities at December 31, 2014.

Uranerz Energy Corporation
Notes to the Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012
(Expressed in US dollars)

9.	Notes Payable

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

As additional consideration for the loan, the Company issued non-transferable common stock purchase warrants entitling the holders to purchase from the Company 1,600,000 common shares at an exercise price of $1.60 per share, of which 1,200,000 warrants were immediately exercisable and 400,000 additional warrants became exercisable when the Notes remained outstanding after August 15, 2013. The warrants expire 30 months from the date of issue, subject to an acceleration option exercisable by the Company in the event that the Company’s common shares trade at a closing price on the NYSE MKT of greater than $2.75 per share for 20 consecutive trading days. No warrants have been exercised as at December 31, 2014.

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

The Company recorded the relative fair value of the warrants of $525,461 at the time of issuance as additional paid-in capital and as a debt discount to the Notes. The Company also recognized a discount equal to the additional $150,000 principal on August 16, 2013. The Company amortized this debt discount as interest expense over the life of the Notes.

The Company incurred interest and financing costs associated with the issuance of the Notes of $671,344 during the year ended December 31, 2013.

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

The Company incurred financing costs of $327,348, and as of December 31, 2014, the Company had unamortized debt issuance costs of $226,208 (2013 - $307,120) which are being amortized over the life of the note payable.

The Company will make the following principal repayments:

Year Ended:
December 31, 2015	$2,172,530
December 31, 2016	3,045,266
December 31, 2017	3,224,181
December 31, 2018	3,413,608
December 31, 2019	3,614,163
December 31, 2020	3,826,502
Total	19,296,250
Less: current portion	(2,172,530)

Long-term portion	$17,123,720

Uranerz Energy Corporation
Notes to the Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012
(Expressed in US dollars)

10.	Asset Retirement Obligations

The following summary sets forth the annual changes to the Company’s asset retirement obligation relating to the Company’s Nichols Ranch ISR Uranium Project in Wyoming:

Balance at December 31, 2012	$1,071,843
Liabilities incurred	91,613
Accretion expense	78,025
Balance at December 31, 2013	$1,241,481
Liabilities incurred	776,199
Accretion expense	82,410
Balance at December 31, 2014	$2,100,090

The current portion of reclamation and remediation liabilities of $39,000 and $39,000 at December 31, 2014 and December 31, 2013, respectively, are included in accrued liabilities (see Note 7(b)).

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

In December 2010, the Company provided a $1,700,000 cash security to support a bond in the amount of $6,800,000 to the State of Wyoming, Department of Environmental Quality or the Secretary of the Interior, United States Government. The bond is in lieu of depositing cash to guarantee mine reclamation and surety was provided by an insurance company. The bond applies to the operation of the Company’s Nichols Ranch ISR Uranium Project and estimates are reviewed annually. This amount together with other surety deposits of $381,196 have been classified as mineral property reclamation surety deposits.

11.	Common Stock

Share transactions for the year ended December 31, 2014:

a)	During the 12 months ended December 31, 2014, the Company issued 280,232 shares of common stock, pursuant to the exercise of stock options, for proceeds of $341,378.

	Shares	Proceeds
Month	Issued	$
January	22,000	24,580
February	67,700	90,041
March	60,000	78,110
April	35,032	44,912
May	84,000	90,075
July	7,500	9,140
August	4,000	4,520

Total	280,232	341,378

b)	On March 14, 2014, the Company issued 125,000 shares of common stock, pursuant to the exercise of warrants, for proceeds of $200,000.

c)

On March 21, 2014, the Company issued 30,000 shares of common stock with a fair value of $51,000 to a consultant for consulting services. The Company recorded the fair value of the shares as general and administrative expenses.

d)

On May 30, 2014, the Company issued 30,000 shares of common stock with a fair value of $48,900 to a consultant for consulting services. The Company recorded the fair value of the shares as general and administrative expenses.

Uranerz Energy Corporation
Notes to the Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012
(Expressed in US dollars)

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

f)

On September 10, 2014, the Company issued 15,000 shares of common stock with a fair value of $17,700 to a consultant for consulting services. The Company recorded the fair value of the shares as general and administrative expenses.

Share transactions for the year ended December 31, 2013:

a)	During the year ended December 31, 2013, the Company also issued 57,500 shares of common stock, pursuant to the exercise of stock options, for proceeds of $38,375.

	Shares	Proceeds
Month	Issued	$
May	3,500	2,275
July	10,000	7,500
August	4,000	2,600
September	20,000	13,000
November	20,000	13,000

Total	57,500	38,375

b)

In September, 2013 the Company issued 8,550,000 units at a price per unit of $1.17 for gross proceeds of $10,003,500. Each Unit was comprised of one share of common stock, and one half of one common share purchase warrant, with each whole warrant exercisable to purchase one additional share of common stock for a period of 30 months following the closing of the offering at an exercise price of $1.60, subject to acceleration provisions.

Share transactions for the year ended December 31, 2012:

During the year ended December 31, 2012, the Company issued 120,800 shares of common stock, pursuant to the exercise of stock options, for proceeds of $96,884.

	Shares	Proceeds
Month	Issued	$
January	10,000	7,500
February	52,300	40,559
March	10,000	13,300
May	4,000	2,600
August	40,000	30,000
October	4,500	2,925

Total	120,800	96,884

Uranerz Energy Corporation
Notes to the Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012
(Expressed in US dollars)

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

During the year ended December 31, 2014, the Company granted the following options:

•	7,500 stock options at an exercise price of $1.52 per share for 10 years that vest 40% on the date of grant, 30% on the first anniversary of the grant date and 30% on the second anniversary of the grant date;
•	30,000 stock options at an exercise price of $1.17 per share for 10 years that vest 40% on March 2, 2015, 30% on the first anniversary of the grant date and 30% on the second anniversary of the grant date;
•	30,000 stock options at an exercise price of $1.36 per share for 10 years that vest 40% on August 27, 2014, 30% on the first anniversary of the grant date and 30% on the second anniversary of the grant date;
•	49,000 stock options at an exercise price of $1.36 for 1.5 years that vest immediately; and
•	50,000 stock options at an exercise price of $1.05 per share for 10 years that vest 40% on April 6, 2015, 30% on the first anniversary of the grant date and 30% on the second anniversary of the grant

During the year ended December 31, 2014, the Company recorded stock-based compensation for the vesting of options of $882,967 as general and administrative expense, $136,238 as mineral property expenditures and $60,217 as production costs.

On February 15, 2014, Executive Officers and Directors agreed to the cancellation of 1,814,000 stock options with an average exercise price of $3.43, resulting in a decrease in the number of options outstanding and an increase in the amount of options available for future grants. At December 31, 2014, the Company had 18,661,328 shares of common stock available to be issued under the Stock Option Plan.

During the year ended December 31, 2014, the Company modified the terms of 690,000 outstanding options held by two former employees and a consultant of the Company. The options were set to expire and the Company extended the expiration date of 587,500 options to December 31, 2015 and 102,500 options to December 31, 2014. The weighted average grant date fair value of the modified stock options was $0.24 and the Company recognized an additional $120,957 stock-based compensation expense which is included in general and administrative expense related to the modification of these options.

During the year ended December 31, 2013, the Company granted 220,000 stock options with immediate vesting to consultants to acquire 200,000 common shares at an exercise price of $1.20 per share expiring in 1.50 years and 20,000 common shares at an exercise price of $1.13 per share expiring in 5 years. The Company also granted 2,315,000 stock options to acquire 2,315,000 shares at exercise prices between $0.94 and $1.22 per share for 10 years that vest 40% on the date of grant, 30% on the first anniversary of the grant date and 30% on the second anniversary of the grant date. During the year ended December 31, 2013, the Company recorded stock-based compensation for the vesting of options of $1,590,557, as general and administrative expense, and $368,469 as mineral property expenditures.

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

During the year ended December 31, 2012, the Company granted 80,000 stock options with immediate vesting to consultants to acquire 80,000 common shares at an exercise price of $1.32 per share expiring in 2 – 10 years. The Company also granted 1,610,500 stock options to acquire 1,610,500 shares at $1.32 per share for 10 years that vest 40% on the date of grant, 30% on the first anniversary of the grant date and 30% on the second anniversary of the grant date. During the year ended December 31, 2012, the Company recorded stock-based compensation for the vesting of options of $1,001,185, as general and administrative expense, $203,584 as mineral property expenditures.

Uranerz Energy Corporation
Notes to the Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012
(Expressed in US dollars)

12.	Stock-based Compensation (continued)

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

The weighted average grant date fair value of stock options granted during the years ended December 31, 2014, 2013 and 2012 was $0.84, $0.96 and $1.23 per share, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2014, 2013 and 2012, was $116,343, $21,700, and $164,439, respectively.

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

Expected Term: Represents the period of time that stock options are expected to be outstanding based on historic exercise behavior.

Expected Volatility: Based on the Company's historical stock prices for a period of time equal to the expected term of the award.

The weighted average assumptions used for each of the years ended December 31, are as follows:

	2014	2013	2012
Expected dividend yield	0%	0%	0%
Risk-free interest rate	1.85%	2.54%	1.72%
Expected volatility	81%	89%	119%
Expected option life (in years)	7.50	9.29	9.70

The following table summarizes the continuity of the Company’s stock options:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
		$		$
Outstanding, December 31, 2011	7,751,180	2.54

Granted	1,690,500	1.32
Exercised	(120,800)	0.80
Expired	(95,000)	3.13

Outstanding, December 31, 2012	9,225,880	2.33

Granted	2,535,000	1.16
Exercised	(57,500)	0.67
Expired	(458,000)	2.50

Outstanding, December 31, 2013	11,245,380	2.07

Granted	166,500	1.24
Cancelled	(1,814,000)	3.43
Exercised	(280,232)	1.22
Expired	(2,005,968)	2.53

Outstanding, December 31, 2014	7,311,680	1.62	5.64	269,300

Exercisable, December 31, 2014	6,606,930	1.67	5.33	258,870

Uranerz Energy Corporation
Notes to the Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012
(Expressed in US dollars)

12.	Stock-based Compensation (continued)

A summary of the changes of the Company’s non-vested stock options is presented below:

		Weighted Average
	Number of	Grant Date
Non-vested stock options	Options	Fair Value
		$
Non-vested at December 31, 2011	481,500	1.37

Granted	1,690,500	1.23
Vested	(964,950)	1.20

Non-vested at December 31, 2012	1,207,050	1.24
Granted	2,535,000	0.96
Vested	(1,839,900)	1.04
Expired	(60,000)	1.25

Non-vested at December 31, 2013	1,842,150	1.07
Granted	166,500	0.84
Vested	(1,083,400)	1.08
Expired	(220,500)	1.06

Non-vested at December 31, 2014	704,750	1.01

As at December 31, 2014, there was $496,630 of unrecognized compensation cost related to non-vested stock option agreements. This cost is expected to be recognized over a weighted average period of 0.62 years.

As at December 31, 2014, the following stock options were outstanding and exercisable:

			Weighted Average	Weighted Average
			Remaining	Remaining
	Number of Stock	Number of Stock	Contractual Life	Contractual Life
Exercise Price	Options	Options	(Years) for Options	(Years) for Options
$	Outstanding	Exercisable	Outstanding	Exercisable
0.00 – 0.99	660,000	645,000	2.38	2.23
1.00 – 1.99	5,407,180	4,717,430	6.48	6.18
2.00 – 2.99	758,000	758,000	2.69	2.69
3.00 – 3.99	436,500	436,500	5.57	5.57
4.00 – 4.99	50,000	50,000	2.52	2.52
	7,311,680	6,606,930	5.64	5.33

13.	Stock Purchase Warrants

a)

In July, 2014, as a component of a public offering of Units, the Company issued 4,800,000 common share purchase warrants, exercisable for $1.60 per share during the thirty-month period ending January 25, 2017. The Company has the right to accelerate the expiry date of the warrants in the event that the underlying common shares trade at a closing price on the NYSE MKT of greater than $2.75 per share for a period of 20 consecutive trading days. No warrants have been exercised as at December 31, 2014.

b)

In September, 2013, as a component of a public offering of Units, the Company issued 4,275,000 common share purchase warrants, exercisable for $1.60 per share during the thirty-month period ending March 5, 2016. The Company has the right to accelerate the expiry date of the warrants in the event that the underlying common shares trade at a closing price on the NYSE MKT of greater than $2.75 per share for a period of 20 consecutive trading days. As at December 31, 2014, 125,000 warrants have been exercised.

c)

In June, 2013 as additional consideration for a loan, the Company issued non-transferable common stock purchase warrants entitling the holders to purchase from the Company 1,600,000 common shares at an exercise price of $1.60 per share, of which 1,200,000 warrants were immediately exercisable and 400,000 additional warrants exercisable only if the Notes remain outstanding after August 15, 2013. The loan was repaid in December 2013. The warrants expire 30 months from the date of issue, subject to an acceleration option exercisable by the Company in the event that the Company’s common shares trade at a closing price on the NYSE MKT of greater than $2.75 per share for 20 consecutive trading days. No warrants have been exercised as at December 31, 2014.

Uranerz Energy Corporation
Notes to the Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012
(Expressed in US dollars)

13.	Stock Purchase Warrants (continued)

d)

On August 13, 2010, the Company issued warrants to purchase 2,000,000 shares of common stock to a third party in exchange for the acquisition of intellectual property related to certain uranium prospects. Each warrant entitled the holder to acquire one common share of the Company for $3.00. The warrants expired June 30, 2014. (Refer to Note 6(j)).

A summary of the changes in the Company’s common share purchase warrants is presented below:

		Weighted Average
	Number	Exercise Price
		$
Balance December 31, 2011 and 2012	2,000,000	3.00
Issued	5,875,000	1.60
Balance December 31, 2013	7,875,000	1.96
Issued (Note 11(e))	4,800,000	1.60
Expired	(2,000,000)	3.00
Exercised	(125,000)	1.60
Balance December 31, 2014	10,550,000	1.60

As at December 31, 2014, the following common share purchase warrants were outstanding and exercisable:

Number of Warrants	Exercise Price	Expiry Date
	$
1,600,000	1.60	December 5, 2015
4,150,000	1.60	March 5, 2016
4,800,000	1.60	January 25, 2017

14.	Shareholder Rights Plan

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

15.	Commitments and Contingencies

a)

The Company has employment or consulting services agreements with each of its executive officers. Officers with contracts for services have notice requirements following a change in control of the Company and those requirements include a payment in lieu of notice and a termination payment.

b)

On September 18, 2008, the Company signed two mining lease agreements which require 10 annual payments of $75,000. As of December 31, 2014, the first six annual payments have been made. Refer to Note 6(e).

c)	Refer to Note 10 for commitments pertaining to mineral property reclamation surety deposits.

d)	On May 7, 2013, the Company signed an office premises lease for a period of three years commencing September 1, 2013. Rent is approximately $46,750 (Cdn$55,000) per annum.

e)

On January 22, 2014 the Company renewed an office lease for a primary term of two years, beginning February 1, 2014 and ending January 31, 2016. Rent consideration is $142,010 per annum. The lease agreement may be renewed for two additional years.

Uranerz Energy Corporation
Notes to the Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012
(Expressed in US dollars)

15.	Commitments and Contingencies (continued)

f)	The Company is party to a processing agreement under which it is committed to a minimum payment of $450,000 for 2015.

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

i)	On December 24, 2014 the Company signed a Financial Advisor agreement respecting any transaction with an Other Party affecting the control of the Company. The agreement provides for the payment of:

a) a Transaction Announcement Fee of $150,000 (which was earned and paid in January 2015 – see Note 18); and
b) a success fee payable upon completion of the Transaction equal to the greater of: (A) $1,000,000; or (B) 1.5% of the first $50 million of the transaction Value plus 0.75% of the Transaction Value less $50 million; up to a maximum of $2,000,000. The Success Fee is payable in shares of the Other Party.

j)	At December 31, 2014 the Company has operational and construction purchase orders outstanding for approximately $170,000.

16.	Income Taxes

A reconciliation of the provision (benefit) for income taxes computed at the statutory rate to the provision for income taxes as shown in the consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012 is summarized below:

	2014	2013	2012

Net loss before taxes	$(12,280,575)	$(26,521,655)	$(29,347,337)
Statutory rate	35%	35%	35%
Computed expected expense (benefit)	(4,298,201)	(9,282,579)	(10,271,568)
Permanent items and other	6,835,376	(3,798,562)	3,646,061
Valuation allowance	(2,537,175)	13,081,141	6,625,507
Net income tax provision (benefit)	$-	$-	$-

The components of the deferred tax assets and liabilities as of December 31, 2014 and 2013 are as follows:

	2014	2013
Deferred tax assets and liabilities:
Federal net operating loss carryovers	$19,938,431	$18,141,285
Mineral property acquisition and exploration	29,197,413	38,207,406
Capital assets	160,543	242,699
Asset retirement obligation	735,032	-
Arkose activity	755,429	-
Stock compensation	3,267,367	-
Subtotal deferred tax assets	54,054,215	56,591,390
Less: valuation allowance	(54,054,215)	(56,591,390)
Net deferred tax asset	$-	$-

For federal income tax purposes, the Company has net operating loss carryforwards of approximately $58 million that may be used to offset future taxable income. The net operating loss carryforwards will expire beginning 2019 through 2034. Utilization of net operating losses may be subject to an annual limitation if it was determined there was an ownership change pursuant to IRC Section 382. If so, there could be a limitation on the amount of the net operating loss that could be utilized on an annual basis. As of December 31, 2014 the Company has not performed a Section 382 limitation study. Depending on the outcome of such a study, the gross amount of net operating losses recognizable in future tax periods could be limited. A limitation in the carryforwards would decrease the carrying amount of the gross amount of the net operating loss carryforwards, with a corresponding decrease in the valuation allowance recorded against these gross deferred tax assets.

Uranerz Energy Corporation
Notes to the Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012
(Expressed in US dollars)

16.	Income Taxes (continued)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Due primarily to the Company’s history of operating losses, management is unable to conclude that it is more likely than not that the Company will realize the benefits of the deductible differences, and accordingly has provided a valuation allowance against the entire net deferred tax asset of approximately $54 million at December 31, 2014.

17.	Segment Disclosures and Major Customers

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

For the year ended December 31, 2014, revenue consisted of sales to the following customers:

	2014
	$
Customer A	3,900,000	39%
Customer B	6,106,673	61%

	10,006,673	100%

18.	Subsequent Events

a)

On January 4, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger”) with Energy Fuels Inc. (“Energy Fuels”), an Ontario corporation, and EFR Nevada Corp., a Nevada corporation and indirectly wholly-owned subsidiary of Energy Fuels. The Merger provides for a business combination whereby EFR Nevada Corp. will merge with and into the Company and as a result the Company will continue as the surviving operating corporation and as an indirectly wholly-owned subsidiary of Energy Fuels. Each issued and outstanding share of common stock of the Company will be canceled and extinguished and automatically converted into the right to receive 0.255 common shares of Energy Fuels.

The completion of the Merger will be subject to customary closing conditions and the approval of at least a majority of the holders of the outstanding common shares of the Company, as well as at least a majority of the votes cast by the Company’s shareholders, excluding directors and officers of the Company, at a special meeting to be called to consider the Merger. The Merger provides that, upon consummation of the Merger, Energy Fuels shall cause three nominees of the Company to be appointed to the Board of Directors of Energy Fuels. The announcement of this Agreement on January 5, 2015 caused the Transaction Announcement Fee to become due and payable. Refer to Note 15(i).

b)

On January 17, 2015, the Company granted 1,200,000 stock options to directors, officers, employees and consultants at an exercise price of $1.14 per share expiring from January 16, 2020 to January 16, 2025.

c)

Since the announcement of the Merger on January 5, 2015, a number of putative shareholder class action complaints have been filed against the Company’s Board of Directors, Energy Fuels, Inc. and EFR Nevada Corp. in the District Court, Clark County, Nevada and the District Court, Washoe County, Nevada, by purported Uranerz shareholders challenging the Merger and seeking, among other things, damages, attorneys' and experts' fees and injunctive relief concerning the alleged breaches of fiduciary duty and to prohibit the defendants from consummating the Merger. The Company believes the claims asserted in the complaints have no merit, and it and all of the members of the Board of Directors intend to defend vigorously against them. The future impact on the Company’s consolidated financial statements is not determinable at this time.

Supplemental Financial Information ($000)

	4th	3rd	2nd	1st
2014	Quarter	Quarter	Quarter	Quarter
Revenue	$6,007	$3,900	$-	$-
Gross profit	$2,369	$1,424	$-	$-
Net profit (loss) attributable to the Company	$(1,799)	$(814)	$(4,455)	$(4,909)
Basic and diluted profit (loss) per share	(0.01)	(0.01)	(0.05)	(0.06)

	4th	3rd	2nd	1st
2013	Quarter	Quarter	Quarter	Quarter
Revenue	$-	$-	$-	$-
Net profit (loss) attributable to the Company	$(7,944)	$(11,052)	$(3,194)	$(4,081)
Basic and diluted profit (loss) per share	(0.10)	(0.14)	(0.04)	(0.05)

	4th	3rd	2nd	1st
2012	Quarter	Quarter	Quarter	Quarter
Revenue	$-	$-	$-	$-
Net profit (loss) attributable to the Company	$(7,140)	$(5,607)	$(8,452)	$(7,775)
Basic and diluted profit (loss) per share	(0.10)	(0.07)	(0.11)	(0.10)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

During the period covered by this Annual Report for the fiscal year ended December 31, 2014, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms; and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

Management conducted an evaluation of the design and operation of the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014 and no material weaknesses were discovered.

The effectiveness of internal control over financial reporting as of December 31, 2014 has been audited by Manning Elliott LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report.

The Company’s independent registered public accounting firm, Manning Elliott LLP, has issued an attestation report on the Company’s internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Uranerz Energy Corporation

We have audited Uranerz Energy Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Uranerz Energy Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Uranerz Energy Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Uranerz Energy Corporation as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive loss, cash flows, and changes in equity (deficit) for each of the three years in the three-year period ended December 31, 2014, and our report dated March 11, 2015 expressed an unqualified opinion thereon.

/s/ “Manning Elliott LLP”

CHARTERED ACCOUNTANTS

Vancouver, Canada

March 11, 2015

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the above-referenced evaluation by management of the effectiveness of our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to our current directors and executive officers. The term for each director expires at our next annual meeting or until his or her successor is appointed. The ages of the directors and executive officers are shown as of March 1, 2015.

Name	Current Office with Company	Principal Occupation	Director/Officer Since	Age
Glenn Catchpole	Chief Executive Officer; Director	Chief Executive Officer of Uranerz Energy Corporation	March 1, 2005	71
Dennis Higgs	Executive Chairman; Director	Executive Chairman of the Board of Uranerz Energy Corporation	May 26, 1999	57
Paul Goranson	President & Chief Operating Officer; Director	President & Chief Operating Officer of Uranerz Energy Corporation	December 2, 2013	53
Paul Saxton*	Director	President of Lincoln Mining Corporation	October 26, 2004	68
Gerhard Kirchner*	Director	Member, Advisory Board, Mindoro Resources Limited	March 13, 2005	84
Peter Bell*	Director	President of Ezon Healthtech Corporation	May 10, 2006	80
Arnold J. Dyck*	Director	Retired	May 23, 2006	74
Benjamin Leboe	Senior Vice President, Finance & Chief Financial Officer	Senior Vice President, Finance & Chief Financial Officer of Uranerz Energy Corporation	May 23, 2006	69

* Indicates that the director is “independent” in accordance with Section 803A of the NYSE MKT Company Guide.

The following is a description of the business background of the current directors and executive officers of the Company.

Mr. Glenn Catchpole was appointed to the Board and became our President and Chief Executive Officer on March 1, 2005. Mr. Catchpole resigned as President of Uranerz on December 2, 2013 upon the appointment of Mr. Goranson as President & Chief Operation Officer; Mr. Catchpole retained his position as Chief Executive Officer. Mr. Catchpole is a licensed engineer with a B.S. degree in Mechanical Engineering from the University of Wyoming and an M.S. degree in Civil Engineering from Colorado State University. He has been active in the uranium solution mining industry since 1978, holding various positions including well field engineer, project manager, general manager and managing director of several uranium solution mining operations.

In 1988 Mr. Catchpole joined Uranerz U.S.A. Inc. and Uranerz Exploration and Mining and became Director of Regulatory Affairs, Environmental Engineering and Solution Mining. Mr. Catchpole’s responsibilities included the monitoring and oversight of the environmental and regulatory aspects of two large uranium mines in Canada and the operational aspects of one uranium solution mine in the United States. In 1996 Mr. Catchpole was appointed General Manager and Managing Director of the Inkai uranium solution mining project located in the Republic of Kazakhstan (Central Asia). In 1998 Cameco Corporation acquired Uranerz U.S.A. Inc., and Mr. Catchpole continued his post at the Inkai Project for Cameco. Mr. Catchpole spent six years taking the Inkai project from acquisition through feasibility study, joint venture formulation, government licensing, environmental permitting, design, construction and the first phase start-up.

Following his departure from Cameco in 2002, Mr. Catchpole was an independent consulting engineer providing project management to the oil and gas, mining, and construction industries. Mr. Catchpole is experienced in all phases of project development including environmental permitting, budgeting, scheduling, procurement, and construction of infrastructure and mining facilities. He has served on numerous mineral evaluation and due diligence teams.

Mr. Dennis Higgs is Executive Chairman of the Board. Mr. Higgs was appointed to the Board as President and Chief Executive Officer on May 26, 1999, and resigned as President and Chief Executive Officer on March 1, 2005. Mr. Higgs became Executive Chairman of our Board on February 1, 2006.

Mr. Higgs has been involved in the financial and venture capital markets in the United States, Canada and Europe for over thirty years. He founded his first junior exploration company in 1983 and took it public through an initial public offering in 1984. Since then, Mr. Higgs has been involved in the founding, financing, initial public listing, and building of several companies. Mr. Higgs was directly involved with the founding and initial public offering of Arizona Star Resource Corp. and the listing and financing of BioSource International Inc.

Mr. Higgs holds a Bachelor of Commerce degree from the University of British Columbia.

Mr. Paul Goranson is President and Chief Operating Officer and was appointed to the Board on December 2, 2013.

Mr. Goranson is a licensed engineer with a B.S. degree in Natural Gas Engineering from Texas A&M University and an M.S. in Environmental Engineering from Texas A&M University – Kingsville. Mr. Goranson has over twenty-seven years of mining, processing and regulatory experience in the uranium extraction industry that includes both conventional and in-situ recovery mining. Most recently Mr. Goranson was President of Cameco Resources, a wholly-owned U.S. subsidiary of Cameco Corporation, which is one of the world's largest uranium mining companies. Mr. Goranson was responsible for executing the "Double U" growth strategy for Cameco's U.S. operations, including developing production expansion projects such as the North Butte ISR uranium recovery facility and the refurbishment of the Highland Central Processing Plant. While President of Cameco Resources, Mr. Goranson's responsibilities included executive leadership for the operations at the Smith Ranch-Highland, Crow Butte and North Butte ISR uranium recovery facilities.

Prior to Cameco Resources, Mr. Goranson was Vice President of Mesteña Uranium LLC where he led the construction, startup and operation of the Alta Mesa project that achieved over one million pounds of uranium extraction per year under his stewardship. At Mesteña his responsibilities included marketing uranium where he negotiated long term uranium supply contracts with nuclear utilities as well as spot uranium sales. Prior to Mesteña, Mr. Goranson was the manager for radiation safety, regulatory compliance and licensing with Rio Algom Mining LLC, a division of BHP Billiton.

Mr. Paul Saxton was appointed to the Board on October 26, 2004. Mr. Saxton is a mining engineer who also holds an MBA from the University of Western Ontario. He has been active in the mining industry since 1969, holding various positions including mining engineer, mine superintendent, president and chief executive officer of numerous Canadian mining companies.

Following ten years with Cominco, Mr. Saxton became Vice President and subsequently President of Mascot Gold Mines Ltd., initially working on the design and construction of the Nickel Plate mine in British Columbia, Canada. Subsequently Mr. Saxton became a Vice President of Corona Corporation where he was responsible for western operations and exploration and was instrumental in the re-opening of the Nickel Plate Mine. In 1989, Mr. Saxton was appointed Senior Vice President of Viceroy Resource Corporation where he was responsible for helping to obtain financing and the construction and operations of the Castle Mountain mine in California. In 1994, Mr. Saxton was appointed President of Loki Gold Corporation and Baja Gold Inc. where he was responsible for arranging over $45 million in mine financing and bringing the Brewery Creek Gold mine into production. Loki Gold, Baja Gold and Viceroy merged in 1996 and Mr. Saxton was named President of the new entity.

Following his departure from Viceroy in 1999, Mr. Saxton became president of Standard Mining Corp., organizing the company and supervising its exploration activities until 2001 when Standard Mining Corp. was merged with Doublestar Resources Ltd. In March 2004, Mr. Saxton was appointed as a director and President of Lincoln Gold Corporation, a company engaged in mineral exploration in Mexico and in the States of California and Nevada.

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

Previous to his work with Uranerz, Dr. Kirchner spent six years designing, developing and managing the Kamoto Mine in Kolwezi, Zaire; four years consulting on mining and civil engineering projects in several countries including Surinam, Nigeria and Congo; and five years as a mine superintendent and exploration manager in Greenland where he discovered the Molybdenum Porphyry Erzberg. Dr. Kirchner also spent three years as a project engineer on dams in Austria and Japan, and on road projects in Saudi Arabia.

During the period June 2004 to January 2008, Dr. Kirchner was a member of Mindoro Resources Limited board of directors and served as its chairman.

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

Mr. Bell has provided a wide range of consulting services to businesses and health care companies and organizations, including: sales management and reorganization of sales force; regional market development and marketing strategy; medical opinion surveys and market analysis; medical device product market development; business immigration program presentations; management studies in healthcare organizations; development and growth of public corporations and reverse takeovers in public companies.

Mr. Bell holds a Bachelor of Science Degree in Pharmacy from the University of Manitoba and a Master in Business Administration from the University of Western Ontario.

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

Mr. Dyck chairs the Company’s Audit Committee and is a member of its Compensation and Corporate Governance & Nominating Committees.

Mr. Benjamin Leboe was appointed as the Company’s Chief Financial Officer on May 23, 2006 and acted as our Corporate Secretary from October 2006 to December 2007, from January 2009 to July 2009, and from June 2014 to October 2014. Mr. Leboe also serves as the Company’s Ethics Officer, Principal Accounting Officer and Senior Vice President of Finance. Mr. Leboe has been Principal, Independent Management Consultants of British Columbia, since 1990. Prior to joining Uranerz he was a Senior Consultant, Management Consulting, of the Business Development Bank of Canada from 2005 to 2006. Previously, from 1995 to 2005 he was a director, Chief Financial Officer, Principal Accounting Officer and Treasurer of numerous public companies in Canada and the U.S.A. From 1991 to June 1995, he served as Chief Financial Officer and Vice President of VECW Industries Ltd. He was a Partner of KPMG Consulting and its predecessor firms from 1978 to 1990.

Mr. Leboe holds a Bachelor of Commerce and Business Administration, Finance and Accounting, from the University of British Columbia. He is a Chartered Professional Accountant (CPA, CA) and Certified Management Consultant in Canada.

Audit Committee

We have a standing Audit Committee, established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee’s charter complies with Rule 10A-3 of the Exchange Act and the requirements of the NYSE MKT Company Guide. Our Audit Committee is comprised of three directors each of whom, in the opinion of the Company’s Board, is independent (in accordance with Rule 10A-3 if the Exchange Act and the requirements of Section 803B of the NYSE MKT Company Guide) and financially literate: Arnold Dyck (committee Chair), Peter Bell and Gerhard Kirchner. Mr. Arnold Dyck satisfies the requirement of a “financial expert” as defined under Item 407(d)(5) of Regulation S-K and is, in the opinion of the Company’s Board, “financially sophisticated” as that term is used in the NYSE MKT Company Guide.

Corporate Governance & Nominating Committee

We have a standing Corporate Governance & Nominating Committee comprised of four directors all of whom, in the opinion of the Company’s Board, are independent (under Section 803A of the NYSE MKT Company Guide): Paul Saxton (committee Chair), Arnold Dyck, Gerhard Kirchner and Peter Bell. We have a Corporate Governance & Nominating Committee charter that complies with the requirements of the NYSE MKT. Our Corporate Governance & Nominating Committee is responsible for developing our approach to corporate governance issues.

There have been no material changes to the procedures pursuant to which a stockholder may recommend a nominee to the Board.

Arrangements between Officers and Directors

To our knowledge, there is no arrangement or understanding between any of our executive officers and any other person, including directors, pursuant to which the executive officer or director was selected to serve as an executive officer or director.

Family Relationships

None of our directors or executive officers is related by blood, marriage, or adoption to any other director or executive officer.

Other Directorships

None of our directors are also directors of issuers with a class of securities registered under Section 12 of the United States Securities Exchange Act of 1934, as amended, (the “Exchange Act”) (or which otherwise are required to file periodic reports under the Exchange Act).

Legal Proceedings

Since the announcement of the Merger on January 5, 2015, a number of putative shareholder class action complaints have been filed against Uranerz, our Board of Directors, Energy Fuels, Inc. and EFR Nevada Corp. in the District Court, Clark County, Nevada and the District Court, Washoe County, Nevada, by purported Uranerz shareholders challenging the Merger and seeking, among other things, damages, attorneys' and experts' fees and injunctive relief concerning the alleged breaches of fiduciary duty and to prohibit the defendants from consummating the Merger.

We believe the claims asserted in the complaints have no merit, and we and all of the members of the Board of Directors intend to defend vigorously against them. For additional information, please see Part I, Item 3.

The Company is not aware of any other material legal proceedings to which any director, officer or affiliate of the Company, or any owner of record or beneficially of more than five percent of the common stock of the Company, or any associate of any director, officer, affiliate of the Company, or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

The Company is not aware of any of its directors or officers being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses) or being subject to any of the items set forth under Item 401(f) of Regulation S-K.

Code of Business Conduct and Ethics

We have adopted a corporate Code of Business Conduct and Ethics that applies to all our employees including our principal executive officer, principal financial officer and principal accounting officer and is administered by our Senior Vice President, Finance & Chief Financial Officer, Benjamin Leboe. We believe our Code of Business Conduct and Ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct, to provide full, fair, accurate, timely and understandable disclosure in public reports, to comply with applicable laws, to ensure prompt internal reporting of code violations, and to provide accountability for adherence to the Code. Our Code of Business Conduct and Ethics provides written standards that are reasonably designed to deter wrongdoing and to promote:

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

Our Code of Business Conduct and Ethics is available on our website at www.uranerz.com. A copy of the Code of Business Conduct and Ethics will be provided to any person without charge upon written request to the Company at its administrative office: Uranerz Energy Corporation, Suite 1410 – 800 West Pender Street, Vancouver, B.C., Canada V6C 2V6. We intend to disclose on our website any waiver from a provision of our Code of Business Conduct and Ethics that applies to any of our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions that relates to any element of our Code of Business Conduct and Ethics. No waivers were granted from the requirements of our Code of Business Conduct and Ethics during the fiscal year ended December 31, 2014, nor during the subsequent period from January 1, 2015, through to the date of this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

Named Executive Officers

Set out below under the heading Summary Compensation Table are particulars of the compensation paid to the Company’s executive officers, who were also the Company’s five highest paid officers during fiscal 2014 (the “Named Executive Officers”, or the “executive officers”):

a)	the Company’s Chief Executive Officer;
b)	the Company’s Executive Chairman;
c)	the Company’s President & Chief Operating Officer;
d)	the Company’s Senior Vice President, Finance & Chief Financial Officer; and
e)	the Company’s former Senior Vice President, Legal & Corporate Secretary.

Oversight of Executive Compensation Program

The Compensation Committee of the Board oversees the Company’s executive compensation programs which are designed specifically for the Company’s executive officers. Additionally, the Compensation Committee is charged with reviewing the performance of the executive officers, not less than annually, and reviewing and approving all compensation decisions relating to the executive officers.

The Compensation Committee is composed entirely of independent, non-management members of the Board. At least once each year, and at such other times as is necessary, the Board reviews any and all relationships that each director has with the Company. The Board has determined that none of the Compensation Committee members has any material business relationship with the Company.

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

The Company considers its people to be our primary asset and our principal source of competitive advantage. In order to recruit, motivate and retain the most qualified individuals as senior executive officers, the Company strives to maintain an executive compensation program that is competitive in the mining industry with a global labor market. We have drawn primarily upon senior experienced talent from senior companies within the industry or relevant profession. The purpose of the Company’s compensation program is to encourage exceptional organizational and individual performance and to reward senior executive officers for enhancing shareholder value and achieving corporate goals.

In order to accomplish our goals and to ensure that the Company’s executive compensation program is consistent with the Company’s business strategy, the Compensation Committee, in designing or adapting and applying the executive compensation program, bears these principal objectives in mind:

  to encourage and reward performance which supports the Company’s core values and business objectives;
  to provide competitive total compensation and reward programs to enhance the Company’s ability to attract, motivate and retain knowledgeable and experienced senior executive officers; and
  to be mindful of shareholders’ interests and the Company’s key objective of increasing long-term shareholder value, which objective guides the Committee toward a “pay for performance” system, in which an executive officer’s short and long-term compensation is dependent upon both individual and Company performance.

In considering shareholder’s interests, the Compensation Committee considered the approval by its shareholders of the 2014 advisory “say on pay” vote as an indication that the foregoing objective is being satisfactorily met.

Compensation Elements and Rationale

There are three basic components to the Company’s executive compensation program: base salary, short term incentive (cash) compensation and long-term incentive (equity) compensation. Each element, and the relative weighting, is considered in the context of the overall compensation package and with reference to the above-stated objectives.

(i) Base salary

Historical approach

The Compensation Committee has historically taken a conservative position in respect of base salaries which was considered appropriate to the Company’s then stage of development. During 2010 the Company participated in a mining industry salary survey to which the Compensation Committee referred in assessing the competitiveness of the Company’s senior executive officer compensation program. The 2010 survey, PriceWaterhouseCoopers Mining Industry Salary Survey, contained data from 290 U.S. and Canadian mining organizations (the identities of which were not provided). The Survey provided data for positions similar to the positions of the Named Executive Officers, as to average base salary, average cash incentive compensation as a percentage of base salary, average annual equity based grants and average total annual compensation. At that time the Committee concluded that the cash compensation elements of its executive officer compensation program, base salaries and short term cash incentives, appeared low relative to surveyed companies of like size and at a similar stage of development, however, the Committee considered this appropriate to the Company’s then stage of development and the status of its recruiting efforts. This position was affirmed by the Committee in 2013, 2012 and 2011.

2014

In 2014 the Compensation Committee concluded that improvements to the base salaries of the executive officers were appropriate to the Company’s current stage of development and given the Company’s need to attract and retain senior talent at this critical time. Reference was again made to the above-mentioned survey, this time with the objective of placing the base salary component of cash compensation in the midrange rather than below mid-range, to ensure annual base salaries remained competitive and to support the Company’s recruiting and executive officer succession planning efforts. The Compensation Committee intends to keep base salaries competitive as a stand-alone compensation element going forward.

(ii) Short term incentive (cash bonus)

The objective of the short term incentive program is to put variable pay at risk, motivate the executive officers to achieve predetermined objectives and provide a means to reward achievement of corporate milestones and fulfillment of the annual business plan.

Historical approach

Historically, in 2010 and prior years, the Company was extremely conservative in its award of short term incentives, which we considered appropriate to the Company’s stage of development; awards were fully discretionary based on the judgment of the Compensation Committee.

Transitioning to a less subjective and more formal, objective program

In 2011, the Compensation Committee developed a more formal framework for the potential award of short term incentive compensation to guide the Compensation Committee in exercising its discretion with respect to this compensation element. The more formal framework developed in 2011 called for the setting of annual corporate and individual goals for each executive officer and prescribed the relative weightings to be given to each in determining whether annual bonuses were earned. The Compensation Committee would then annually review demonstrated results, typically following the fiscal year end. While the more formal framework has guided the Committee in reaching such determinations since 2011, the Committee still exercises some discretion and admittedly subjective judgment. How the Committee exercised its judgment and discretion during 2014, and how performance was measured against goal achievement, is more fully described below.

In 2013 the Compensation Committee adjusted the short term incentive compensation program by setting an upper threshold for awards: each executive officer may receive up to a maximum of 60% of his or her annual base compensation after review of both personal and corporate goal achievement. Since that time, the determination of whether short term incentive compensation has been earned, and to what extent, may be more objectively and formulaically measured. Corporate goals for 2015 have been formalized, as have personal goals for 2015 for each executive officer.

(iii) Long term incentive (equity)

The Company’s long term incentive program provides for the granting of stock options to executive officers to both motivate executive performance and retention, and align executive officer performance to shareholder value. In awarding long term incentives the Compensation Committee compares the long term incentive program to that of peer group companies and evaluates such factors as the number of options available in the Stock Option Plan and the number of options outstanding relative to the number of shares outstanding.

The Compensation Committee has historically sought to award stock options on a competitive basis given the conservative position taken in respect of cash compensation components. During 2012 the Company introduced a vesting schedule for options awarded to the executive officers in order to promote retention and to better align the Company’s approach to this element of compensation with best governance practices.

During 2013 and 2014, the number of options awarded to the executive officer group was reduced from the numbers granted in previous years. This was in part in recognition of the fact that the cash compensation elements of the executive program have improved. No options were awarded during 2014; however, a grant recommendation was made in January of 2015 as previously described in the “Subsequent Events” section of this annual report in recognition of contributions made in 2014. The Compensation Committee intends to annually consider the factors described above, as well as other relevant factors described below, when exercising its discretion with respect to this element of executive compensation.

(iv) Non-cash compensation

The Company does not currently provide a benefit program such as health and welfare benefits or retirement saving programs to its senior executive officers who are engaged under consulting arrangements or who are based in Canada. The Company does make such standard health and welfare programs available to its other employees as well as to one of its senior executive officers.

During fiscal year 2014, three of the Company’s executive officers provided services through consulting or management agreements with the Company. Compensation to the Chief Executive Officer, Executive Chairman, and the Senior Vice President, Finance & Chief Financial Officer is paid as “consulting” or “management” fees pursuant to these agreements. This has been the case for some time. The Company considers such consulting arrangements to be no less favorable to the interests of shareholders than executive employment agreements. The Company enters into consulting agreements or employment agreements on a case by case basis depending on the executive officer’s preference and individual engagement terms. In general terms, our executive officer compensation program is intended to operate in an integrated manner to meet our objectives for the program, and decisions about each element of the compensation program are made after taking into account the other elements of the program. Historically, particularly when executive officers were founders or very early stage recruits to the Company, executive officers were compensated in a manner which emphasized stock options. As additional executive officers have been hired in a highly competitive market, and the Company has matured, cash compensation elements have increased in order to ensure an appropriate mix of compensation elements, again so that the Company can attract and retain the requisite senior talent. This has been particularly necessary, in the view of the Committee, at a time when there have been significant declines in share price and/or price volatility such that an equity compensation program might not provide a return to the executive which is competitive in the employment market place. At present, the Company’s executive compensation program is now more balanced as a mix of the three compensation components, less weighted to non-cash compensation than in past years, to ensure retention of the senior management team at a crucial stage in the Company’s development.

Review of Executive Officer Performance

The Compensation Committee reviews executive officer performance relative to corporate and individual goals not less than annually, typically at calendar year end. The Compensation Committee has the opportunity to meet with the executive officers frequently during the year, which assists the Compensation Committee in forming its own assessment of each individual’s performance. Additionally, the Chief Executive Officer and the Executive Chairman provide their evaluations to the Committee of the performance of the other executive officers.

The Compensation Committee met in December of 2013 to assess the performance and accomplishments of the executive officers during the year 2013, in general terms. After assessing that corporate objectives had been substantially met and benchmarking against 2012 performance and the amount of cash incentive compensation which had been paid to the executive officer group in respect of 2012 performance, the Committee decided to accrue the sum of $420,000 (in the aggregate) for the potential award, during 2014, of executive officer short term cash incentive compensation in respect of 2013 performance. The Committee resolved to consider, and if deemed appropriate, pay, individual allocations in fiscal year 2014, after a more detailed review of individual executive performance during 2013 and having due regard to fiscal constraints at the time that any such award would be paid.

At that time, the Compensation Committee carried out a review of the performance of each executive officer and assessed the extent to which the Company’s corporate objectives were achieved. The Committee considered the recommendations of the Chief Executive Officer and the Executive Chairman with respect to the performance of the other executive officers. The Committee then met without management present to review and discuss the performance of the Chief Executive Officer and the Executive Chairman as well as the other executive officers. The Committee considered the self-evaluation by each of the executive officers as to their achievement of their personal goals, and considered the executive officers’ evaluation of the Company’s achievements of its corporate objectives. The Committee also considered the Company’s overall financial position in exercising its discretion with respect to executive awards. No increases to the base compensation of any executive officers were made in 2013 or 2014.

In January of 2014, the Committee reached the decision to grant a cash bonus to each of the executive officers, with each officer receiving an amount in relative proportion to his or her base salary and position within the organization. The Committee determined that cash bonuses should not exceed 60% of regular base salaries, notwithstanding those corporate and personal goals were substantially achieved. The Committee was primarily influenced by corporate goal achievement in determining the bonuses of the Chief Executive Officer and the Executive Chairman. In the case of the Senior Vice President, Finance & Chief Financial Officer and the Senior Vice President, Legal & Corporate Secretary, while corporate goal achievements were factored in, personal goal achievement was given greater weight.

The Committee was influenced by these key corporate achievements in relation to pre-determined objectives, in reaching its determination of bonus awards for 2013 performance:

a)	management had successfully implemented its short term strategic plan during 2013;
b)	Nichols Ranch construction had been completed and water circulation had commenced;
c)	regulatory compliance was exemplary;
d)	the workforce had been supplemented by quality new hires, and employee caliber and morale were high;

e)	safety and environmental standards at the highest levels were being achieved and a culture which heeds safety and environmental concerns was being established; and
f)	the Wyoming Business Council loan had been obtained under its industrial development revenue bond and additional financing had been secured in June of 2013.

In assessing corporate and individual performance it was noted that the Company’s treasury position, while subsequently supplemented, had become concerning. Similarly, the Company’s market performance, while it was acknowledged that this was contributed to by many external factors, had not been exemplary, and thus the interests of shareholders in this respect were considered. Evaluation of these two latter performance measurements guided the Committee to a conservative position.

In assessing the individual performance of each executive officer relative to his or her personal stated objectives, the Committee found each executive officer’s performance, when measured against the achievement of corporate and personal goals, to have been exemplary. Although application of a formulaic approach based only on corporate and personal goal achievement would have yielded a larger cash bonus award in each instance, the Committee exercised its discretion, bearing in mind the Company’s stage of development and having regard to market factors and shareholder interests, to lower the cash incentive amounts to be awarded to a range of approximately 50% of the executive’s base salary. As stated above, while the corporate and personal goal achievement is one of the factors weighed by the Committee in evaluating bonus award entitlement, the Compensation Committee did not intend or wish to fetter its discretion to take into account additional factors.

In exercising its discretion the Committee compared the performance of the executive officers as a group during 2013 as compared to 2012 performance and determined that the performance of the group was on par with 2012 performance. The Committee thus used the amounts awarded in 2012 as reference points. Individual proposed bonus amounts for each executive officer were compared as against one another to ensure internal equity amongst the group and to acknowledge that the group worked in a team approach such that in the Committee’s view the amounts to be awarded should be substantially consistent. The aggregate cash compensation figures which would be yielded after taking into account bonus awards were reviewed to ensure that the overall cash compensation, while conservative, yielded an overall cash compensation program that was not so low as to present retention issues, again having regard to the above-referenced salary survey. The individual bonus awards to each executive officer formulated through this process by the Committee are set out below.

In December of 2014 the Committee adopted a similar approach as to what it had taken in December 2013, earmarking a pool of $510,000 for the awarding of bonuses in early 2015 to reward 2014 performance. That amount was determined after benchmarking against 2014 bonuses awarded for 2013 and taking into account the base salaries of the executive officers in 2014.

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

There was no increase to the annual retainer of $250,000 per annum paid to Mr. Higgs’ consulting firm in 2014. In January of 2014 Mr. Higgs was awarded a discretionary cash bonus in the amount of $105,000 in recognition of his instrumental contribution to the achievement of corporate goals in 2013. The review process which lead to the bonus award, and the underlying compensation philosophy for such compensation, is described above.

Glenn Catchpole, Chief Executive Officer (and President and acting Chief Operating Officer, January-November, 2013)

Mr. Catchpole is compensated indirectly through the Company’s consulting agreement with Catchpole Enterprises Inc. (“CEI”). The Company engaged CEI in early 2005 to provide industry expertise and strategic planning consulting services and full- time executive management to create a viable resource company. The Board and the Compensation Committee considers Mr. Catchpole’s continuing involvement to be of vital interest to the Company’s success. The Board has chosen the consulting arrangement to minimize administrative costs and to maintain the certainty and flexibility of contractual arrangements. Mr. Catchpole’s consulting rate is based on the Board’s determination upon recommendation by the Compensation Committee of the value of his expertise to the Company.

There was no increase to the annual retainer of $250,000 per annum paid to Mr. Catchpole’s consulting firm in 2014. In January of 2014 Mr. Catchpole was awarded a discretionary cash bonus in the amount of $105,000 in recognition of his instrumental contribution to the achievement of corporate goals in 2013. The review process which lead to the bonus award, and the underlying compensation philosophy for such compensation, is described above.

Paul Goranson, President & Chief Operating Officer

Mr. Goranson was hired by the Company effective December 2, 2013 as its President & Chief Operating Officer, and as such, no discretionary cash bonus was awarded to him in 2014. There was similarly no increase to Mr. Goranson’s base salary of $230,000 per annum in 2014.

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

There was no increase to the annual retainer of $200,000 per annum paid to Mr. Leboe’s consulting firm in 2014. In January of 2014 Mr. Leboe was awarded a discretionary cash bonus in the amount of $105,000 in recognition of his instrumental contribution to the achievement of corporate goals in 2013, his individual contribution as a member of the Company’s executive team and his personal performance in fulfilling 2013 personal performance goals.

The review process which lead to the bonus award, and the underlying compensation philosophy for such compensation, is described above.

Summary Compensation Table

A summary of cash and other compensation paid in accordance with management consulting contracts or employment agreements for our Named Executive Officers for the last three fiscal years is as follows:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards(1) ($)	All Other Compensation (7) ($)	Total ($)
Dennis Higgs, Executive Chairman and Director (2)	2014 2013 2012	250,000 250,000 190,980	105,000 102,500 125,000	48,760 227,334 125,151	4,000 4,000 -	407,760 583,834 441,131
Glenn Catchpole, CEO and Director (3)	2014 2013 2012	250,000 250,000 190,980	105,000 102,500 125,000	48,760 227,334 125,151	4,000 4,000 -	407,760 583,834 441,131
Paul Goranson, President & Chief Operating Officer and Director (4)	2014 2013	230,000 20,000	- -	69,160 97,898	19,200 -	318,360 117,898
Benjamin Leboe, Senior Vice President, Finance and Chief Financial Officer (5)	2014 2013 2012	200,000 200,000 161,040	105,000 97,500 85,000	48,760 197,327 125,151	4,000 4,000 -	357,760 498,827 371,191
Sandra MacKay, Senior Vice President, Legal and Corporate Secretary (6)	2014 2013 2012	100,000 200,000 167,580	157,500 97,500 85,000	18,249 160,973 125,151	4,000 4,000 -	279,749 462,473 377,731

Notes to Summary of Executive Compensation and Executive Compensation Agreements

(1) Option award compensation figures for 2014, 2013 and 2012 are a fair value calculation which is a notional amount estimated at the date of the grant using the Black-Scholes option-pricing model in accordance with Financial Accounting Standards Board (“FASB”) ASC 718. Option award values include all grants which vested in the year indicated. The actual value received by the executives, if any, may differ materially from that reported herein. Options granted in 2014, 2013 and 2012 vested as to 40% on the grant date and as to 30% on each of the first and second anniversaries of the grant dates. Note 12 in the Financial Statements included in this Annual Report describes the assumptions made in the valuation in accordance with FASB ASC 718.

(2) Salary is a management fee paid to a private holding company of Mr. Dennis Higgs. Mr. Higgs became Executive Chairman of our Board on February 1, 2006. In 2005 we entered into a consulting agreement with Ubex Capital Inc., wholly owned by Dennis Higgs. Under that agreement, amended in 2013, the Company currently pays a monthly fee of $20,833 in consideration of the provision of the services of Mr. Higgs as Executive Chairman.

(3) Salary is a management fee paid to a private holding company of Mr. Glenn Catchpole. Mr. Catchpole was appointed President & Chief Executive Officer on March 1, 2005. Effective September 15, 2012, Mr. Catchpole became acting Chief Operating Officer of the Company, as well as its President & Chief Executive Officer. He relinquished the President & acting Chief Operating Officer titles on December 2, 2013. In 2005 we entered into a consulting agreement with Catchpole Enterprises Inc. Catchpole Enterprises is wholly owned by Glenn and Judy Catchpole. Under that agreement the Company currently pays a monthly consulting fee of $20,833 in consideration of the provision of the services of Mr. Catchpole.

(4) Mr. Goranson was appointed President & Chief Operating Officer in December 2013 with a salary of $230,000 per annum plus regular employee benefits.

(5) Salary is a consulting fee paid to an entity owned by Mr. Benjamin Leboe. Mr. Leboe was appointed Chief Financial Officer on May 23, 2006 and Senior Vice President, Finance on June 9, 2010. In 2006 we entered into a consulting agreement with Independent Management Consultants of British Columbia (IMC). IMC is wholly owned by Benjamin Leboe, our Chief Financial Officer. Under that agreement the Company currently pays for consulting services provided at the rate of $16,667 per month.

(6) Ms. MacKay joined the Company on July 1, 2009 and resigned effective as of June 30, 2014. Ms. MacKay was appointed Senior Vice President, Legal on December 8, 2011. Her salary in 2014 was $16,667 per month. During fiscal year 2012, her salary was a consulting fee paid to Sandra R. MacKay Professional Law Corporation, a private corporate wholly owned by Sandra MacKay. In June of 2014, the Compensation Committee determined that upon Ms. MacKay’s departure, she should be awarded 50% of her target short-term incentive compensation for 2014 in light of her performance and services rendered during the first six months of that year.

(7) Other compensation in 2013 and 2014 was $4,000 per annum paid in lieu of benefits for each executive officer with the exception of Mr. Goranson, whose benefits include approximately $19,200 paid by the Company in health insurance and life insurance premiums for Mr. Goranson.

Grants of Plan-Based Awards 2014

No options were granted to the named executive officers during 2014; however, the following options were granted subsequent to 2014 with respect to contributions made during 2014:

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/share)
Dennis Higgs	January 17, 2015	73,000 (1)	1.14
Glenn Catchpole	January 17, 2015	73,000 (1)	1.14
Paul Goranson	January 17, 2015	73,000 (1)	1.14
Benjamin Leboe	January 17, 2015	73,000 (1)	1.14

(1)	Each option has a term of 10 years and is subject to vesting as to 40% on the date of grant and as to 30% on each of the first and second three month anniversaries of the date of grant.

Disclosure Relating to Summary Compensation Table and Grants of Plan-Based Awards

For a discussion of each individual executive officer's compensation arrangements and cash bonuses, please see the discussion under each officer’s name in the Compensation Discussion and Analysis above.

No option grants were endorsed by the Compensation Committee in 2014.

Outstanding Equity Awards to Executive Officers at Fiscal Year-end

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiry Date
Dennis Higgs	75,000 62,500 20,000 35,000 67,500 67,500 75,250	Nil Nil Nil Nil Nil Nil 32,250 (1)	Nil Nil Nil Nil Nil Nil Nil	0.75 2.64 0.65 1.33 1.89 1.32 1.22	Jan 6, 2016 Jan 7, 2018 Jan 5, 2019 Jan 4, 2020 Dec 12, 2021 Dec 16, 2022 Jul 11, 2023
Glenn Catchpole	190,000 125,000 70,000 135,000 135,000 150,500	Nil Nil Nil Nil Nil 64,500 (1)	Nil Nil Nil Nil Nil Nil	0.75 2.64 1.33 1.89 1.32 1.22	Jan 6, 2016 Jan 7, 2018 Jan 4, 2020 Dec 12, 2021 Dec 16, 2022 Jul 11, 2023
Paul Goranson	175,000	75,000 (2)	Nil	1.06	Dec 1, 2023
Benjamin Leboe	100,000 125,000 70,000 135,000 135,000 114,100	Nil Nil Nil Nil Nil 48,900 (1)	Nil Nil Nil Nil Nil Nil	1.96 2.64 1.33 1.89 1.32 1.22	May 23, 2016 Jan 7, 2018 Jan 4, 2020 Dec 12, 2021 Dec 16, 2022 Jul 11, 2023

(1) Vests July 12, 2015
(2) Vests December 2, 2015

Option Exercises and Stock Vested in 2014

Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Dennis Higgs	Nil	Nil
Glenn Catchpole	Nil	Nil
Paul Goranson	Nil	Nil
Benjamin Leboe	Nil	Nil

Compensation Committee Interlocks and Insider Participation

No person who served as a member of the Compensation Committee during fiscal year 2014 was a current or former officer or employee of the Company or engaged in certain transactions with the Company as required to be disclosed under Item 404 of Regulation S-K. Additionally, there was no compensation committee “interlocks” during fiscal year 2014, which generally means that no executive officer of the Company served as a director or member of the compensation committee of another entity which had an executive officer serving as a director or member of the Company’s Compensation Committee.

Pension Benefits

None.

Non-Qualified Deferred Compensation

None.

Potential Payments upon Termination on Change-in-Control

In 2014 we entered into new change and control severance agreements (the “Change in Control Severance Agreements”) with four of our executive officers, namely:

  Dennis Higgs, our Executive Chairman

  Glenn Catchpole, our Chief Executive Officer

  W. Paul Goranson, our President & Chief Operating Officer and

  Benjamin Leboe, our Senior Vice President & Chief Financial Officer.

The new Change in Control Severance Agreements replace and supersede change in control agreements between the Company and three of its executive officers: Executive Chairman Dennis Higgs, Chief Executive Officer Glenn Catchpole and Senior Vice President, Finance & Chief Financial Officer Benjamin Leboe.

The form of Change in Control Severance Agreement was filed by the Company as an exhibit to a Form 8-K on May 16, 2014. The following description of the Change in Control Severance Agreement does not purport to be complete and is qualified in its entirely to the full text of the Change in Control Severance Agreement, as filed as an exhibit to the Form 8-K.

Under the new Change in Control Severance Agreements, our executive officers will be entitled to certain severance benefits if, following a “change of control” (as defined in the Change in Control Severance Agreement), the Company terminates the executive’s employment without “cause” (as defined in the Change in Control Severance Agreement), or the executive terminates his employment with the Company for “good reason” (as defined in the Change in Control Severance Agreement).

In such event, each executive officer would be entitled to receive:

  all earned but unpaid base salary;

  any earned but unpaid bonus from the preceding fiscal year;

  a credit for any accrued vacation not taken;

  an amount equal to his target bonus for that year multiplied by a fraction, the numerator being the number of full months worked in the fiscal year, and the denominator being twelve;

  a severance payment equal to twenty four times the sum of his monthly base salary in effect in the month preceding the change in control and 1/12 of his target bonus;

  continued medical and dental insurance coverage for the executive officer and his dependents on the same basis in effect prior to the change in control for twenty four months following the change in control;

  and any legal fees or expenses incurred as a result of such termination of employment.

In addition, if an executive officer’s employment is terminated following a change in control, all stock options or restricted stock owned or promised to be payable to him that were not yet vested will continue to vest per the original schedule for twenty four months following termination and shall be exercisable (together with all options or restricted stock owned by him and vested at the termination date) at the earlier of their original expiry date or twenty four months from termination.

Each Change in Control Severance Agreement also provides that, regardless of whether the executive officer continues to be employed following a change in control, for the twenty four month period following a change in control any incentive plan or arrangement (including any compensation plan, long-term incentive plan, bonus or contingent bonus arrangements or credits, performance awards or similar benefits) available to him at the time of the change in control shall continue in effect, and any benefit or compensation plan, stock ownership plan, stock purchase plan, bonus plan, life insurance plan, health-and-accident plan or disability plan in which he is eligible to participate at the time of the change in control shall continue in effect.

The Change in Control Severance Agreements provide that each executive officer will be prohibited, for a one year period after his termination, from soliciting employees or customers or suppliers of Uranerz and each executive officer will be subject to agreements related to confidentiality, non-competition, non-solicitation, non-disparagement and arbitration. Following termination of employment, the executive officer will be required to sign a release of claims against the Company prior to receiving severance benefits under the agreement.

The following table sets forth the estimated amounts of the payments and benefits that each of Uranerz’ named executive officers would receive in connection with a change in control pursuant to their respective Change in Control Severance Agreement and their respective employment/ consultant agreements, as described above, should a change in control have taken place on December 31, 2014, being the last date of our last completed fiscal year. The actual amounts that would be paid upon a named executive officer’s termination of employment can be determined only at the time of such executive’s separation from Uranerz. As a result, the actual amounts received by a named executive officer may differ in material respects from the amounts set forth below.

	Cash		Perquisites/
	Severance	Equity	Benefits	Other	Total
Name	($)(1)	($)(2)	($)(3)	($)(4)	($)
Glenn Catchpole	950,000	Nil	8,000	Nil	958,000
Dennis Higgs	950,000	Nil	8,000	Nil	958,000
Paul Goranson	874,000	Nil	38,000	Nil	912,000
Ben Leboe	760,000	Nil	8,000	Nil	768,000

(1)

The amounts reported in this column represent the potential cash severance payments that would be made to the named executive officer assuming a qualifying termination of the executive’s employment on December 31, 2014, inclusive of (i) an amount equal to the target bonus for 2014 plus (ii) two times the sum of annual salary plus the target bonus. The actual amount paid in connection with the Merger, if any, will be different. In addition, we do not expect that the employment of each of the named executive officers’ employment will be terminated in connection with the Merger.

(2)

The amounts reported in this column represent: (A) stock awards for which vesting would be accelerated; (B) in-the-money option awards for which vesting would be accelerated; and (C) payments in cancellation of stock and option awards.

(3)

For Mr. Goranson, the amount reported in this column represents the estimated cost to provide the health and welfare benefits described above (including reimbursement of COBRA premiums for the applicable period) to the executive following a qualifying termination as at December 31, 2014. In the case of Messrs. Higgs, Catchpole and Leboe, the amounts reflect $4,000 per annum in lieu of coverage.

(4)	The amounts reported in this column represent:

	a)	The aggregate dollar value of pension and nonqualified deferred compensation benefit enhancements;

	b)	The aggregate dollar value of any tax reimbursements;

	c)	The aggregate dollar value of any other compensation that is based on or otherwise relates to the transaction not properly reported; and

	d)	The aggregate dollar value of a reimbursement obligation for legal fees or expenses, if any, which cannot be estimated at this time.

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

In the course of providing its oversight responsibilities regarding the Company’s compensation of directors and executive officers in 2013, the Committee reviewed and discussed with management the Compensation Discussion and Analysis included in this Annual Report.

Based on the Compensation Committee’s review of the Compensation Discussion and Analysis and discussions with the Board and the Company’s management, the Compensation Committee recommended that the Compensation Discussion and Analysis be included in this Annual Report.

Submitted by the members of the Compensation Committee of the Board:

Peter Bell, Chairman
Arnold Dyck
Gerhard Kirchner
Paul Saxton

Director Compensation 2014

The following table sets forth the compensation granted to our directors for the fiscal year ended December 31, 2014.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gerhard Kirchner	57,600		9,933				67,533
Paul Saxton	52,500		9,933				62,433
Arnold Dyck	76,000		12,642				88,642
Peter Bell	39,000		9,933				48,933

(1)

Option award compensation figures are a fair value calculation of options vested in 2014 which is a notional amount estimated at the date of the grant using the Black-Scholes option-pricing model in accordance with Financial Accounting Standards Board (“FASB”) ASC 718. The actual value received by the directors, if any, may differ materially from that reported herein. Options granted in 2014, 2013 and 2012 vested as to 40% on the grant date and as to 30% on each of the first and second anniversaries of the grant dates. Note 12 in the Financial Statements included in this Annual Report describes the assumptions made in the valuation in accordance with FASB ASC 718.

Director Compensation Agreements and Summary of Director Compensation Policies

During the fiscal year ended December 31, 2014, the Company compensated its independent directors as follows.

For Board service:

Annual Board retainer: $15,000 per year; and

Per Board meeting: $1,000 per day attendance fee in person or $500 per telephone meeting plus a $1,000 travel fee per in person meeting within North America or a $2,000 travel fee per in person meeting to/from North America.

For Committee service, retainers as follows (no meeting fees):

  Audit Committee: Chair: $15,000/year. Members: $8,000/year.
  Corporate Governance & Nominating Committee: Chair: $4,000/year. Members: $2,500/year.
  Compensation Committee: Chair: $6,000/year. Members: $4,000/year.
  Marketing Committee: Chair: (Nil – Executive). Independent Members: $1,000/day. Executive Members: Nil.
  Special Committee: All Members: $1,200/ eight hour day (with hours worked being cumulative).

No stock options were granted to independent directors during 2014; however, the following stock options were granted January 17, 2015 in recognition of contributions made in 2014:

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/share)
Gerhard Kirchner	January 17, 2015	34,000 (1)	1.14
Paul Saxton	January 17, 2015	34,000 (1)	1.14
Arnold Dyck	January 17, 2015	35,000 (1)	1.14
Peter Bell	January 17, 2015	34,000 (1)	1.14

(1)      Each option has a term of 10 years and is subject to vesting as to 40% on the date of grant and as to 30% on each of the first and second three month anniversaries of the date of grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information as of March 4, 2015 regarding the ownership of our common stock by:

  each named executive officer, each director and all of our directors and executive officers as a group; and
  each person who is known by us to own more than 5% of our shares of common stock.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. Shares subject to options that are exercisable within 60 days following March 4, 2015 are deemed to be outstanding and beneficially owned by the optionee for the purpose of computing share and percentage ownership of that optionee but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 95,912,806 shares of common stock outstanding plus 3,360,050 common share purchase options vested within 60 days of March 4, 2015.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Common Stock	Dennis Higgs Director and Executive Chairman Suite 1410 – 800 West Pender Street Vancouver, B.C., V6C 2V6 CANADA	2,323,850(2)	2.41%
Common Stock	Glenn Catchpole Director, and CEO/PEO 4413 East 22nd Street Casper, WY, 82609 USA	2,308,700(3)	2.39%
Common Stock	Paul Goranson Director, President & COO 1701 East “E” Street Casper, WY, 82605 USA	226,100(4)	**
Common Stock	Dr. Gerhard Kirchner Director Hoech 5a A-8442 St. Andrae-Hoech AUSTRIA	666,600(5)	**
Common Stock	Paul Saxton Director 188 Stonegate Drive Furry Creek, B.C., V7R 4W7 CANADA	295,800(6)	**
Common Stock	Peter Bell Director #105 – 3389 Capilano Road North Vancouver, B.C., V7R 4W7 CANADA	334,300(7)	**
Common Stock	Arnold J. Dyck Director 504 – 230 Saskatchewan Crescent East Saskatoon, S.K., S7N 0K6 CANADA	287,100 (8)	**
Common Stock	Benjamin Leboe Senior VP, Finance & CFO/PFO 16730 Carrs Landing Road Lake Country, B.C., V4V 1B2 CANADA	746,200(9)	**
Total		7,188,650	7.25%

** indicates ownership less than 1%

(1)	The percent of class is based on 95,912,806 shares of common stock issued and outstanding as of March 4, 2015 plus options vested within 60 days of March 4, 2015.
(2)	Includes 1,870,000 shares and 453,850 exercisable share purchase options.
(3)	Includes 1,452,100 shares and 856,600 exercisable share purchase options.
(4)	Includes Nil shares and 226,100 exercisable share purchase options.
(5)	Includes 476,000 shares and 190,600 exercisable share purchase options.
(6)	Includes 11,500 shares and 284,300 exercisable share purchase options.
(7)	Includes Nil shares and 334,300 exercisable share purchase options.
(8)	Includes 3,000 shares and 284,100 exercisable share purchase options.
(9)	Includes 16,000 shares and 730,200 exercisable share purchase options.

NON-RELATED SHAREHOLDERS HOLDING OVER 5%

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Common Stock	Global X Management Company LLC 623 Fifth Avenue, 15th Floor New York, N.Y., 10022 USA	8,613,803 (Note 1)	8.98% (Note 2)

(1)	(1) As reported on an amendment to Schedule 13 as filed February 13, 2015.
(2)	The percent of class is based on 95,912,806 shares of common stock issued and outstanding as of March 4, 2015.

It is believed by us that all persons named have full voting and investment power with respect to the shares indicated, unless otherwise noted in the table. Under the rules of the SEC, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We had no reportable transactions with related parties since January 1, 2014, including named security holders.

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

Director Independence

We had seven Directors at December 31, 2014, including four independent Directors, as follows:

  Glenn Catchpole
  Dennis Higgs
  Paul Goranson
  Paul Saxton, independent
  Gerhard Kirchner, independent
  Peter Bell, independent
  Arnold Dyck, independent

Consistent with NYSE MKT Standards, the Board assesses the independence of its members not less than annually. The Board applies the requirements for independence set out in Rule 803A of the NYSE MKT Company Guide and considers all relevant facts and circumstances in making its assessment.

The Company’s Code of Business Conduct and Ethics specifically addresses conflict of interest situations involving directors. Pursuant to our Code of Business Conduct and Ethics, all directors are required to act in the best interests of the Company and to avoid conflicts of interest.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Manning Elliott LLP was the Independent Registered Public Accounting Firm for the Company in the fiscal year ended December 31, 2014.

Our financial statements have been audited by Manning Elliott LLP, an Independent Registered Public Accounting firm, for the years ended December 31, 2014, 2013 and 2012.

The following table sets forth information regarding the amount billed to us by our independent auditor, Manning Elliott LLP for our two fiscal years ended December 31, 2014 and 2013:

	Years Ended December 31
	2014	2013
Audit Fees	$121,250	$95,984
Audit Related Fees	$28,372	$29,750
Tax Fees	$9,418	$6,750
Other	$12,555	$42,250
Total	$171,595	$174,734

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

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The Audit Committee has adopted procedures requiring the Audit Committee to review and approve in advance, all particular engagements for services provided by the Company’s independent auditor. Consistent with applicable laws, the procedures permit limited amounts of services, other than audit, review or attest services, to be approved by one or more members of the Audit Committee pursuant to authority delegated by the Audit Committee, provided the Audit Committee is informed of each particular service. All of the engagements and fees for 2014 were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents Filed as Part of This Report.

(1)	Financial Statements
Supplemental Financial Data
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2014, 2013, and 2012
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012
Consolidated Statements of Changes in Equity (Deficit) for the years ended December 31, 2012, 2013, and 2014
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

Exhibit
Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws, as amended (1)
3.3	Articles of Amendment filed July 5, 2005 (3)
3.4	Articles of Amendment filed August 8, 2008(14)
3.5	Articles of Amendment filed July 8, 2009(15)
3.6	Certificate of Amendment filed August 8, 2011(18)
4.1	Share Certificate(1)
4.2	Shareholder Rights Plan, dated August 25, 2010(17)
4.3	Form of Warrant, dated June 7, 2013(19)
4.4	Form of Note, issued June 7, 2013(19)
4.5	Note Purchase Agreement by and among the Company and Deans Knight and the Investors dated May 31, 2013(19)
4.6	Mortgage and Security Agreement and Assignment by and among the Company, Deans Knight and the Investors(19)
4.7	Collateral Agency Agreement by and among the Company, Deans Knight and the Investors dated June 5, 2013(19)
4.8	Registration Rights Agreement by and among the Company and the Investors(19)
4.9	Form of Lock-up Agreement dated August 27, 2013(21)
4.10	Form of Warrant Indenture dated September 6, 2013(22)
4.11	Financing Agreement between the Company and the County dated November 26, 2013(23)
4.12	Bond Purchase Agreement among the State, the County and the Company dated as of November 12, 2013(23)
4.13	Promissory Note dated November 26, 2013(23)
4.14	Mortgage & Security Agreement and Assignment between the Company and the Trustee dated November 26, 2013(23)
4.15	Form of Lock-up Agreement dated July 17, 2014(26)
10.1*	Office and Administration Services Agreement between the Company and Senate Capital Group Inc. dated September 1, 2005 (2)
10.2*	Agreement for Services between the Company and Highlands Capital, Inc. dated November 1, 2005 (2)
10.3	Financial Public Relations Agreement between the Company and Accent Marketing Ltd. dated November 1, 2005 (2)
10.4	Mineral Property Purchase Agreement between the Company and Ubex Capital Inc. dated April 26, 2005 (2)
10.5	Joint Venture Agreement between the Company and Triex Minerals Corporation dated November 4, 2005 (2)
10.6*	Consulting Agreement between the Company and Ubex Capital Inc. for management and consulting services (2)
10.7*	Consulting Agreement between Catchpole Enterprises and the Company (3)
10.8	Joint Venture Agreement between the Company and Bluerock Resources Ltd. (3)
10.9	Option and Purchase Agreement for federal mining claims in Wyoming (3)
10.10	Agreement to Purchase ten mining claims in Wyoming (3)
10.11*	2005 Stock Option Plan as amended June 10, 2009 (17)
10.12*	Mr. George Hartman letter agreement. (3)
10.13	Black Range Minerals Agreement dated June 7, 2006 (4)
10.14	Amendment to Joint Venture Agreement dated September 12, 2006 between the Company and Bluerock Resources Ltd. (5)
10.15	Agreement dated February 1, 2007 between the Company and Robert C. Shook to acquire three separate uranium projects located in northeast Wyoming, in central Powder River Basin (6) (7)
10.16	Consulting Agreement dated February 1, 2007 between the Company and O & M Partners, LLC (6) (7)
10.17	Christensen Ranch Agreement dated October 30, 2006 between the Company and George Hartman (8) (10)
10.18	Amendment Agreement dated January 1, 2007 between the Company and Ubex Capital Inc. (9)

10.19	Amendment Agreement dated January 1, 2007 between the Company and Catchpole Enterprises Inc. (9)
10.20	Amendment Agreement dated January 1, 2007 between the Company and Senate Capital Group Inc. (9)
10.21	Purchase and Sale Agreement with NAMMCO dated September 19, 2007, as amended (10) (11)
10.22	Venture Agreement with United Nuclear LLC dated January 15, 2008 (12)
10.23	Agreement with Independent Management Consultants of British Columbia (12)
10.24	Subscription Agreement with Denison Mines dated March 27, 2008 (12)
10.25	Amendment to Joint Venture Agreement dated March 20, 2008 between the Company and Bluerock Resources Ltd. (13)
10.26	Amended Hartman Letter Agreement effective January 1, 2008(16)
10.27	Form of Option Surrender Agreement(24)
10.28	Form of Change in Control Severance Agreement(25)
10.29	Agency Agreement dated July 17, 2014(26)
10.33	Form of Indemnification Agreement with Directors(20)
10.34	Agreement and Plan of Merger(27)
10.35	Support Agreements(28)
23.1	Consent of Manning Elliott, LLP, independent registered accountants
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension – Schema
101.CAL	XBRL Taxonomy Extension – Calculations
101.DEF	XBRL Taxonomy Extension – Definitions
101.LAB	XBRL Taxonomy Extension – Labels

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form SB-2 filed March 15, 2002
(2)	Previously filed as an exhibit to the Quarterly Report on Form 10-QSB filed November 21, 2005
(3)	Previously filed as an exhibit to the Annual Report SB filed April 14, 2006
(4)	Previously filed as an exhibit to the Quarterly Report on Form 10-QSB filed August 15, 2006
(5)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed November 13, 2006.
(6)	As reported in two separate Current Reports on Form 8-K filed on February 8, 2007.
(7)	Previously filed as an exhibit to the Annual Report SB filed April 2, 2006
(8)	As in Current Report on Form 8-K filed on November 2, 2006.
(9)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed August 14, 2007.
(10)	As reported and filed in Current Report on Form 8-K filed on September 24, 2007.
(11)	As reported and filed in Current Report on Form 8-K filed on January 16, 2008.
(12)	Filed as an exhibit to our Annual Report filed on March 17, 2008.
(13)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed May 9, 2008.
(14)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed August 11, 2008.
(15)	Filed as an exhibit to our Registration Statement on Form S-3 filed July 10, 2009.
(16)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed August 10, 2009.
(17)	Form of Shareholder Rights Plan filed as an exhibit to our definitive proxy statement on Form 14A filed April 27, 2010.
(18)	Filed as an exhibit to our Form 8-K filed August 12, 2011.
(19)	Previously filed as an exhibit to the Registrant’s Form 8-K, filed June 12, 2013
(20)	Previously filed as an exhibit to the Registrant’s Form 8-K, filed June 28, 2013
(21)	Previously filed as an exhibit to the Registrant’s Form 8-K, filed August 27, 2013
(22)	Previously filed as an exhibit to the Registrant’s Form 8-K, filed September 6, 2013
(23)	Previously filed as an exhibit to the Registrant’s Form 8-K, filed on December 3, 2013
(24)	Previously filed as an exhibit to the Registrant’s Form 8-K, filed on February 19, 2014
(25)	Previously filed as an exhibit to the Registrant’s Form 8-K, filed on May 6, 2014
(26)	Previously filed as an exhibit to the Registrant’s Form 8-K, filed on July 18, 2014
(27)	Previously filed as an exhibit to the Registrant’s Form 8-K, filed on January 12, 2015
(28)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URANERZ ENERGY CORPORATION

By: /s/ Glenn Catchpole	/s/ Benjamin Leboe
Glenn Catchpole, Chief Executive Officer	Benjamin Leboe, Senior Vice President, Finance
Principal Executive Officer	Principal Financial Officer and
Director	Principal Accounting Officer
Date: March 12, 2015	Date: March 12, 2015

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Per:	/s/ Dennis Higgs
Dennis Higgs, Executive Chairman
Date: March 12, 2015

Per:	/s/ Paul Goranson
Paul Goranson, President, Chief Operating
Officer, Director
Date: March 12, 2015

Per:	/s/ Gerhard Kirchner
Dr. Gerhard Kirchner, Director
Date: March 12, 2015

Per:	/s/ Peter Bell
Peter Bell, Director
Date: March 12, 2015

Per:	/s/ Paul Saxton
Paul Saxton, Director
Date: March 12, 2015

Per:	/s/ Arnold Dyck
Arnold Dyck, Director
Date: March 12, 2015

Per:	/s/ Glenn Catchpole
Glenn Catchpole, Principal Executive
Officer, Director
Date: March 12, 2015

Per:	/s/ Benjamin Leboe
Benjamin Leboe, Senior Vice President, Finance
Principal Financial Officer and
Principal Accounting Officer
Date: March 12, 2015