Form 10-Q
period 2015-03-31
URANERZ ENERGY CORP.
filed 2015-05-11
CIK 1162324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Number of shares of issuer’s common stock outstanding at May 8, 2015: 95,912,806

Item 1. Financial Statements (unaudited)

Uranerz Energy Corporation

March 31, 2015

Uranerz Energy Corporation
Consolidated Balance Sheets
(Expressed in US dollars)

	March 31,	December 31,
	2015	2014
	$	$
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	4,771,849	6,017,594
Accounts receivable (Note 3)	3,400,000	6,106,673
Prepaid expenses and deposits (Note 7(a))	1,144,997	1,435,669
Inventory (Note 4)	2,321,083	1,957,423
Other current assets	89,553	67,710
Total Current Assets	11,727,482	15,585,069
Debt Issuance Costs (Note 9)	205,980	226,208
Prepaid Expenses and Deposits (Note 7(a))	362,144	397,561
Mineral Property Reclamation Surety Deposits (Note 10)	2,100,385	2,081,196
Property and Equipment (Note 5)	815,471	768,363
Total Assets	15,211,462	19,058,397

LIABILITIES AND DEFICIT
Current Liabilities
Accounts payable	1,378,714	741,163
Accrued liabilities (Note 7(b))	2,034,424	2,745,986
Current portion of note payable (Note 9)	2,203,761	2,172,530
Due to related parties (Note 8(a))	14,702	10,782
Total Current Liabilities	5,631,601	5,670,461
Note Payable (Note 9)	16,378,624	17,123,720
Asset Retirement Obligations (Note 10)	2,320,570	2,100,090
Total Liabilities	24,330,795	24,894,271

Commitments and Contingencies (Notes 6 and 15)
Subsequent Events (Note 17)
Deficit
Preferred Stock, 10,000,000 shares authorized, $0.001 par value; No shares issued and outstanding	–	–
Common Stock, 750,000,000 shares authorized, $0.001 par value; 95,912,806 and 95,895,306 shares issued and outstanding, respectively	95,913	95,895
Additional Paid-in Capital	170,460,862	169,498,862
Accumulated Deficit	(179,794,094)	(175,539,285)
Uranerz Stockholders’ Deficit	(9,237,319)	(5,944,528)
Non-controlling Interest	117,986	108,654
Total Deficit	(9,119,333)	(5,835,874)
Total Liabilities and Deficit	15,211,462	19,058,397

(The accompanying notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
Consolidated Statements of Comprehensive Loss
(Expressed in US dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
	$	$
Revenue	3,400,000	–
Cost of Sales	1,910,779	–
Gross Profit	1,489,221	–
Expenses
Depreciation	9,774	51,412
Accretion of Asset Retirement Obligation (Note 10)	52,335	21,831
Foreign Exchange Loss (Gain)	5,439	(40,925)
General and Administrative (Notes 8 and 12)	2,739,884	1,355,240
Mineral Property Expenditures (Notes 6(j) and 12)	2,741,614	3,319,813
Total Operating Expenses	5,549,046	4,707,371
Loss Before Other Items	(4,059,825)	(4,707,371)
Other Income (Expense)
Interest Income	4,092	7,472
Interest Expense	(301,612)	(307,728)
Other Income	–	18,323
Total Other Income (Expense)	(297,520)	(281,933)
Net Loss and Comprehensive Loss	(4,357,345)	(4,989,304)
Net Loss and Comprehensive Loss Attributable to Non-controlling Interest	102,536	80,027
Net Loss and Comprehensive Loss Attributable to Uranerz Stockholders	(4,254,809)	(4,909,277)
Net Loss Per Common Share – Basic and Diluted	(0.04)	(0.06)
Weighted Average Number of Shares Outstanding	95,911,000	85,903,000

(The accompanying notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
	$	$
Operating Activities
Net loss	(4,357,345)	(4,989,304)
Adjustments for non-cash items to reconcile net loss to
cash used in operating activities:
Depreciation	9,774	51,412
Accretion of asset retirement obligation	52,335	21,831
Amortization of financing costs	20,228	20,228
Asset retirement cost	168,145	–
Other expense (income)	–	(18,323)
Stock-based compensation	946,410	337,671
Changes in operating assets and liabilities:
Accounts receivable	2,706,673	–
Prepaid expenses and deposits	306,899	224,453
Inventory	(316,312)	–
Other current assets	(21,842)	15,342
Accounts payable and accrued liabilities	(74,010)	(1,109,406)
Due to related parties	3,920	14,525
Net Cash Used in Operating Activities	(555,125)	(5,431,571)
Investing Activities
Purchase of property and equipment	(104,230)	(132,198)
Net Cash Used in Investing Activities	(104,230)	(132,198)
Financing Activities
Repayment of notes payable	(713,866)	–
Contributions from non-controlling interest	111,868	70,947
Proceeds from issuance of common stock	19,775	392,731
Share issuance costs	(4,167)	–
Net Cash Provided by (used in) Financing Activities	(586,390)	463,678
Decrease In Cash	(1,245,745)	(5,100,091)
Cash - Beginning of Period	6,017,594	11,915,676
Cash - End of Period	4,771,849	6,815,585
Non-cash Investing and Financing Activities
Stock options issued for mineral property expenditures	61,117	63,518
Supplemental Disclosures
Interest paid	277,384	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
Consolidated Statements of Changes in Equity (Deficit)
For the Three Months Ended March 31, 2015
(Expressed in US dollars)

			Additional	Accumulated	Non-
	Common Stock		Paid-in	Deficit	Controlling	Total Equity
	Shares	Amount	Capital		Interest	(Deficit)
	#	$	$	$	$	$

Balance December 31, 2014	95,895,306	95,895	169,498,862	(175,539,285)	108,654	(5,835,874)
Stock-based compensation	–	–	946,410	–	–	946,410
Shares issued upon the exercise of options	17,500	18	19,757	–	–	19,775
Share issuance costs	–	–	(4,167)	–	–	(4,167)
Contribution from non-controlling interest	–	–	–	–	111,868	111,868
Net loss and comprehensive loss for the period	–	–	–	(4,254,809)	(102,536)	(4,357,345)
Balance March 31, 2015	95,912,806	95,913	170,460,862	(179,794,094)	117,986	(9,119,333)

(The accompanying notes are an integral part of these consolidated financial statements)

Uranerz Energy Corporation
Notes to the Consolidated Financial Statements
Three Months Ended March 31, 2015 and 2014
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

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation and Principles of Consolidation

These unaudited interim consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. These unaudited interim consolidated financial statements include the accounts of the Company and the accounts of an unincorporated venture, Arkose Mining Venture (“Arkose”) in which the Company holds an 81% interest and maintains majority voting control. The Company’s fiscal year-end is December 31.

The Company has established the existence of mineralized materials at its Nichols Ranch Project but has not established, and has no plans to establish, the existence of proven and probable reserves at this site. The Company has not established proven or probable reserves, as defined by the Securities and Exchange Commission (“SEC”) under Industry Guide 7, through the completion of a final or bankable feasibility study for any of its uranium projects. As a result, and despite the fact that the Company commenced extraction of mineralized materials during 2014, the Company remains in the Exploration Stage as defined under SEC Industry Guide 7, and will continue to remain in the Exploration Stage until such time proven or probable reserves have been established. Development expenditures, which might otherwise be capitalized, will continue to be expensed in accordance with the SEC Industry Guide 7. In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2015, and the results of operations and cash flows for the period then ended. The financial data and other information disclosed in the notes to the interim consolidated financial statements related to this period are unaudited. The results for the three-month period ended March 31, 2015 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2015. The unaudited interim consolidated financial statements have been condensed pursuant to the SEC's rules and regulations and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these unaudited interim consolidated financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements and notes thereto for the year ended December 31, 2014, included in the Company’s Annual Report on Form 10-K filed on March 16, 2015 with the SEC.

Uranerz Energy Corporation
Notes to the Consolidated Financial Statements
Three Months Ended March 31, 2015 and 2014
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	b)	Use of Estimates

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

Financial instruments consist principally of cash, accounts receivable, mineral property reclamation surety deposits, accounts payable, due to related parties and notes payable. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The mineral property reclamation security deposits are deposits mainly invested at major financial institutions and their fair value was estimated to approximate their carrying value. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates and current market rates for similar instruments. The Company's activities are conducted primarily in United States dollars and as a result, the Company is not subject to significant exposure to market risks from changes in foreign currency rates. The Company is exposed to credit risk through its cash and accounts receivable, but mitigates this risk by keeping deposits at major financial institutions and advancing credit only to bona fide creditworthy entities. At March 31, 2015, the account receivable is due from one customer. The maximum amount of credit risk is equal to the carrying amount.

Uranerz Energy Corporation
Notes to the Consolidated Financial Statements
Three Months Ended March 31, 2015 and 2014
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	g)	Fair Value Measurements

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

As at March 31, 2015 and December 31, 2014, cash is the Company's only financial instrument that is measured at fair value on a recurring basis within Level 1 of the fair value hierarchy. The Company does not have any Level 2 or Level 3 financial instruments measured at fair value on a recurring basis.

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

Uranerz Energy Corporation
Notes to the Consolidated Financial Statements
Three Months Ended March 31, 2015 and 2014
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

Uranerz Energy Corporation
Notes to the Consolidated Financial Statements
Three Months Ended March 31, 2015 and 2014
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	p)	Income Taxes

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

	q)	Recently Adopted Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements.

In June 2014, ASU guidance was issued to resolve the diversity of practice relating to the accounting for stock based performance awards that the performance target could be achieved after the employee completes the required service period. The update is effective prospectively or retrospectively for annual reporting periods beginning December 15, 2015. The adoption of the pronouncement is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2014, ASU guidance was issued related to revenue from contracts with customers. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. The ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods and is to be retrospectively applied. Early adoption is not permitted. On April 29, 2015, the FASB issued a proposal to defer the effective date of this standard by one year. The Company is currently evaluating this guidance and the impact it will have on its consolidated financial statements.

	r)	Reclassifications

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the current year’s presentation.

3.	Accounts Receivable

The Company’s accounts receivable consists of trade accounts receivable from one customer.

4.	Inventory

The Company’s inventory consists of the following:

	March 31,	December 31,
	2015	2014
	$	$
In-process	856,835	713,480
Finished goods	1,464,248	1,243,943
	2,321,083	1,957,423

5.	Property and Equipment

			March 31,	December 31,
			2015	2014
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$
Computers and office equipment	398,724	293,198	105,526	102,070
Field equipment	1,854,620	1,144,675	709,945	666,293
	2,253,344	1,437,873	815,471	768,363

Uranerz Energy Corporation
Notes to the Consolidated Financial Statements
Three Months Ended March 31, 2015 and 2014
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

d)

On August 20, 2008, the Company, on behalf of the Arkose Mining Venture, leased 6,073 acres of mineral properties within Arkose’s area of interest in Wyoming, subsequently reduced to 1,826 acres, for annual advance royalty payments which amount to $723,439 as of March 31, 2015.

	e)	On September 18, 2008, the Company leased 984 acres of surface rights within the Company’s North Reno Creek project area in Wyoming. Refer to Note 15(b).

	f)	On September 25, 2008, the Company leased 657 mineral acres within the Company’s Reno Creek project for annual advance royalty payments which amount to $214,350 as of March 31, 2015.

g)

On December 3, 2008, the Company, on behalf of the Arkose Mining Venture, leased 1,680 acres of mineral properties within Arkose’s area of interest in Wyoming for a five year payment of $83,950. The lease was renewed to December 3, 2018 for an additional payment of $112,406.

	h)	On November 24, 2009, the Company leased 160 acres of mineral properties within the Arkose area of interest in Wyoming for annual advance royalty payments which amount to $24,000 as of March 31, 2015.

	i)	On January 26, 2010, the Company acquired Geological Data on the North Reno Creek uranium prospect located in Campbell County, Wyoming for a total purchase price of $600,000.

j)

During the three months ended March 31, 2015, mineral property expenditures totaling $2,741,614 (2014 - $3,319,813) were expensed, including $2,270,680 (2014 – $2,950,035) of wellfield and construction costs related to the Company’s Nichols Ranch ISR Uranium Project.

Uranerz Energy Corporation
Notes to the Consolidated Financial Statements
Three Months Ended March 31, 2015 and 2014
(Expressed in US dollars)

7.	Balance Sheet Details

a)	The components of prepaid expenses and deposits are as follows:

	March 31,	December 31,
	2015	2014
	$	$

Insurance	304,855	440,749
Lease costs	252,751	402,314
Reclamation bonding	165,170	200,988
Current portion power supply advance	17,316	16,524
Surface use and damage costs	209,073	276,017
Listing fees	49,275	–
Professional fees	90,000	50,000
Other	56,557	49,077
Current prepaid expenses and deposits	1,144,997	1,435,669

Deposits	29,998	29,998
Power supply advance	161,699	166,675
Surface use and damage costs	170,447	200,888

Non-current prepaid expenses and deposits	362,144	397,561

b)	The components of accrued liabilities are as follows:

	March 31,	December 31,
	2015	2014
	$	$

Mineral exploration expenses	92,816	55,572
Employee costs	329,335	311,587
Executive and employee compensation	-	564,750
Operational expenses	100,000	100,000
Professional fees	241,426	114,747
Property taxes	129,202	86,134
Reclamation costs (Note 10)	39,000	39,000
Taxes and royalties	1,091,348	1,467,771
Other	11,297	6,425

Total accrued liabilities	2,034,424	2,745,986

8.	Related Party Transactions / Balances

a)

During the three months ended March 31, 2015, the Company incurred $213,756 (2014 - $211,714) for consulting services (included in general and administrative expenses) provided by Officers. Other general and administrative expenses were reimbursed in the normal course of business. At March 31, 2015, consulting services and expenditures incurred on behalf of the Company of $14,702 (December 31, 2014 - $10,782) are owed to these Officers, and these amounts are unsecured, non-interest bearing, and due on demand.

b)

During the three months ended March 31, 2015, the Company paid fees of $48,125 (2014 - $33,325) to non- executive Directors of the Company for their services as Directors. Other general and administrative expenses were reimbursed to the directors in the normal course of business.

	c)	During the three months ended March 31, 2015, the Company paid $390,525 (2014 - $322,500) for bonuses (included in prior year’s general and administrative expenses) to related party Officers.

Uranerz Energy Corporation
Notes to the Consolidated Financial Statements
Three Months Ended March 31, 2015 and 2014
(Expressed in US dollars)

9.	Notes Payable

a)

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

The Company incurred financing costs of $327,348, and as of March 31, 2015, the Company had unamortized debt issuance costs of $205,980 (December 31, 2014 - $226,208) which are being amortized over the life of the note payable.

The Company will make the following principal repayments:

Year Ended:
December 31, 2015	$1,458,665
December 31, 2016	3,045,266
December 31, 2017	3,224,181
December 31, 2018	3,413,608
December 31, 2019	3,614,163
December 31, 2020	3,826,502
Total	18,582,385
Less: current portion	(2,203,761)

Long-term portion	$16,378,624

10.	Asset Retirement Obligations

The following summary sets forth the annual changes to the Company’s asset retirement obligation relating to the Company’s Nichols Ranch ISR Uranium Project in Wyoming:

Balance at December 31, 2014	$2,100,090
Liabilities incurred	52,335
Accretion expense	168,145
Balance at March 31, 2015	$2,320,570

The current portion of reclamation and remediation liabilities of $39,000 and $39,000 at March 31, 2015 and December 31, 2014, respectively, are included in accrued liabilities (see Note 7(b)).

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

Uranerz Energy Corporation
Notes to the Consolidated Financial Statements
Three Months Ended March 31, 2015 and 2014
(Expressed in US dollars)

11.	Common Stock

During January 2015, the Company issued 17,500 shares of common stock pursuant to the exercise of stock options for proceeds of $19,775.

12.	Stock-based Compensation

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

During the three months ended March 31, 2015, the Company granted the following options:

•	1,185,000 stock options at an exercise price of $1.14 per share for 10 years that vest 40% on January 17, 2015, 30% on April 17, 2015 and 30% on July 17, 2015;
•	15,000 stock options at an exercise price of $1.14 for 5 years that vest immediately; and
•	50,000 stock options at an exercise price of $1.16 per share for 10 years that vest 40% on September 2, 2015, 30% on March 2, 2016 and 30% on March 2, 2017.

During the three months ended March 31, 2015, the Company modified the terms of 330,500 outstanding vested options held by two former employees of the Company. The options were set to expire and the Company extended the expiration date of the vested options to December 31, 2015. The weighted average grant date fair value of the modified stock options was $0.17 and the Company recognized an additional $55,422 stock-based compensation expense which is included in general and administrative expense related to the modification of these options.

During the three months ended March 31, 2015, the Company recorded stock-based compensation for the vesting of options of $619,649 as general and administrative expense, $61,117 as mineral property expenditures and $210,222 as production costs. During the three months ended March 31, 2014, the Company recorded stock-based compensation for the vesting of stock options of $223,153 as general and administrative expense and $63,518 as mineral property expenditures.

At March 31, 2015, the Company had 17,736,328 shares of common stock available to be issued under the Stock Option Plan.

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2015 and 2014, was $0.97, and $1.32 per share, respectively. The total intrinsic value of stock options exercised during the three months ended March 31, 2015 and 2014 was $1,925, and $60,952, respectively.

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

Expected Term: Represents the period of time that stock options are expected to be outstanding based on historic exercise behavior.

Expected Volatility: Based on the Company's historical stock prices for a period of time equal to the expected term of the award.

The weighted average assumptions used for each of the three months ended March 31, are as follows:

	2015	2014
Expected dividend yield	0%	0%
Risk-free interest rate	1.83%	2.71%
Expected volatility	88%	90%
Expected option life (in years)	9.94	10.00

Uranerz Energy Corporation
Notes to the Consolidated Financial Statements
Three Months Ended March 31, 2015 and 2014
(Expressed in US dollars)

12.	Stock-based Compensation (continued)

The following table summarizes the continuity of the Company’s stock options:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
		$		$
Outstanding, December 31, 2014	7,311,680	1.62

Granted	1,250,000	1.14
Exercised	(17,500)	1.13
Expired	(347,500)	1.25

Outstanding, March 31, 2015	8,196,680	1.56	5.94	259,400

Exercisable, March 31, 2015	6,814,180	1.65	5.30	250,460

A summary of the changes of the Company’s non-vested stock options is presented below:

		Weighted Average
	Number of	Grant Date
Non-vested stock options	Options	Fair Value
		$
Non-vested at December 31, 2014	704,750	1.01
Granted	1,250,000	0.97
Vested	(501,000)	0.96
Expired	(71,250)	1.02

Non-vested at March 31, 2015	1,382,500	0.99

As at March 31, 2015, there was $737,891 of unrecognized compensation cost related to non-vested stock option agreements. This cost is expected to be recognized over a weighted average period of 0.34 years.

As at March 31, 2015, the following stock options were outstanding and exercisable:

			Weighted Average	Weighted Average
			Remaining	Remaining
	Number of Stock	Number of Stock	Contractual Life	Contractual Life
Exercise Price	Options	Options	(Years) for Options	(Years) for Options
$	Outstanding	Exercisable	Outstanding	Exercisable
0.00 – 0.99	660,000	645,000	2.13	1.98
1.00 – 1.99	6,307,180	4,939,680	6.51	5.79
2.00 – 2.99	743,000	743,000	2.50	2.50
3.00 – 3.99	436,500	436,500	5.32	5.32
4.00 – 4.99	50,000	50,000	2.28	2.28
	8,196,680	6,814,180	5.94	5.30

Uranerz Energy Corporation
Notes to the Consolidated Financial Statements
Three Months Ended March 31, 2015 and 2014
(Expressed in US dollars)

13.	Stock Purchase Warrants

a)

In July, 2014, as a component of a public offering of Units, the Company issued 4,800,000 common share purchase warrants, exercisable for $1.60 per share during the thirty-month period ending January 25, 2017. The Company has the right to accelerate the expiry date of the warrants in the event that the underlying common shares trade at a closing price on the NYSE MKT of greater than $2.75 per share for a period of 20 consecutive trading days. No warrants have been exercised as at March 31, 2015.

b)

In September, 2013, as a component of a public offering of Units, the Company issued 4,275,000 common share purchase warrants, exercisable for $1.60 per share during the thirty-month period ending March 5, 2016. The Company has the right to accelerate the expiry date of the warrants in the event that the underlying common shares trade at a closing price on the NYSE MKT of greater than $2.75 per share for a period of 20 consecutive trading days. As at March 31, 2015, 125,000 warrants have been exercised.

c)

In June, 2013 as additional consideration for a loan, the Company issued non-transferable common stock purchase warrants entitling the holders to purchase from the Company 1,600,000 common shares at an exercise price of $1.60 per share, of which 1,200,000 warrants were immediately exercisable and 400,000 additional warrants exercisable only if the Notes remain outstanding after August 15, 2013. The loan was repaid in December 2013. The warrants expire 30 months from the date of issue, subject to an acceleration option exercisable by the Company in the event that the Company’s common shares trade at a closing price on the NYSE MKT of greater than $2.75 per share for 20 consecutive trading days. No warrants have been exercised as at March 31, 2015.

13.	Stock Purchase Warrants (continued)

As at March 31, 2015, the following common share purchase warrants were outstanding and exercisable:

Number of Warrants	Exercise Price	Expiry Date
	$
1,600,000	1.60	December 5, 2015
4,150,000	1.60	March 5, 2016
4,800,000	1.60	January 25, 2017

14.	Shareholder Rights Plan

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

b)

On September 18, 2008, the Company signed two mining lease agreements which require 10 annual payments of $75,000. As of March 31, 2015, the first six annual payments have been made. Refer to Note 6(e).

	c)	Refer to Note 10 for commitments pertaining to mineral property reclamation surety deposits.

	d)	On May 7, 2013, the Company signed an office premises lease for a period of three years commencing September 1, 2013. Rent is approximately $46,750 (Cdn$55,000) per annum.

Uranerz Energy Corporation
Notes to the Consolidated Financial Statements
Three Months Ended March 31, 2015 and 2014
(Expressed in US dollars)

15.	Commitments and Contingencies (continued)

e)

On January 22, 2014 the Company renewed an office lease for a primary term of two years, beginning February 1, 2014 and ending January 31, 2016. Rent consideration is $142,010 per annum. The lease agreement may be renewed for two additional years.

	f)	The Company is party to a processing agreement under which it is committed to a minimum payment of $450,000 for 2015.

g)

The Company is committed under two sales agreements to supply triuranium octoxide (U3O8) over a three or four year period. One sales agreement has defined pricing each year and the second agreement has pricing which contains spot market referenced prices to set the sales price, with a floor and ceiling.

h)

In 2013 the Company signed a third sales agreement to supply triuranium octoxide (U3O8) over a five year period commencing in 2016. The agreement has pricing which contains a base with an escalation factor.

i)

On December 24, 2014 the Company signed a Financial Advisor agreement respecting any transaction with an Other Party affecting the control of the Company. The agreement provides for the payment of: a) a Transaction Announcement Fee of $150,000 (which was earned and paid in January 2015); and b) a success fee payable upon completion of the Transaction equal to the greater of: (A) $1,000,000; or (B) 1.5% of the first $50 million of the Transaction Value plus 0.75% of the Transaction Value less $50 million; up to a maximum of $2,000,000. The Success Fee is payable in shares of the Other Party.

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

The completion of the Merger will be subject to customary closing conditions and the approval of at least a majority of the holders of the outstanding common shares of the Company, as well as at least a majority of the votes cast by the Company’s shareholders, excluding directors and officers of the Company, at a special meeting to be called to consider the Merger. The transaction will become effective when all conditions are met and a Statement of Transaction is filed with the State of Nevada, or at a later date and time specified in the Statement of Transaction. The Merger, as amended, provides that, upon consummation of the Merger, Energy Fuels shall cause two nominees of the Company to be appointed to the Board of Directors of Energy Fuels. The announcement of this Agreement on January 5, 2015 caused the Transaction Announcement Fee to become due and payable. Refer to Note 15(i).

k)

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

	l)	At March 31, 2015 the Company has operational and construction purchase orders outstanding for approximately $630,000.

Uranerz Energy Corporation
Notes to the Consolidated Financial Statements
Three Months Ended March 31, 2015 and 2014
(Expressed in US dollars)

16.	Segment Disclosures and Major Customers

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

For the period ended March 31, 2015, revenue consisted of sales from one customer.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking-statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and, if warranted, development of our properties, plans related to our business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “believes”, “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results : “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

  risks related to our proposed merger with Energy Fuels Inc.;
  risks related to litigation commenced in connection with the Energy Fuels Inc. merger;
  risks related to our limited working capital and current negative cash flow from operations;
  risks related to the market price of uranium;
  risks related to our limited operating history;
  risks related to the probability that our properties contain reserves;
  risks related to our past losses and expected losses in the near future;
  risks related to our need for qualified personnel for exploration and operating a mine;
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

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the section titled “Risk Factors” contained in our annual report on Form 10-K for the year ended December 31, 2014 and filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2015 and as described below in this Quarterly Report under the heading “Quantitative and Qualitative Disclosures About Market Risk”. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

General

We are a U.S.-based uranium company focused on exploration and in-situ recovery (“ISR”) of uranium. ISR is a mining process that uses a “leaching solution” to dissolve uranium from sandstone uranium deposits; it is the generally accepted extraction technology used in the Powder River Basin area of Wyoming. We control a large strategic land position in the central Powder River Basin. Our management team has specialized expertise in the ISR uranium mining method, and has a record of licensing, constructing, and operating ISR uranium projects. In 2014 we commenced extracting uranium from properties without proven reserves, and made our first sales of U3O8, at the Nichols Ranch Unit of our Nichols Ranch ISR Uranium Project. The project’s processing facility will serve as a platform to advance our other Powder River Basin properties with potential enhanced economics for adjacent and satellite projects.

On January 4, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger”) with Energy Fuels Inc. (“Energy Fuels”), an Ontario corporation, and EFR Nevada Corp., a Nevada corporation and indirectly wholly-owned subsidiary of Energy Fuels (the “Merger Agreement”). The Merger Agreement provides for a business combination whereby EFR Nevada Corp. will merge with and into the Company and as a result the Company will continue as the surviving operating corporation and as an indirectly wholly-owned subsidiary of Energy Fuels. Each issued and outstanding share of common stock of the Company will be canceled and extinguished and automatically converted into the right to receive 0.255 common shares of Energy Fuels. An amendment to the Merger Agreement was entered into on May 8, 2015.

The completion of the Merger will be subject to customary closing conditions and the approval of the shareholders of Energy Fuels and at least a majority of the holders of the outstanding common shares of the Company, as well as at least a majority of the votes cast by the Company’s shareholders, excluding directors and officers of the Company, at a special meeting to be called to consider the Merger. The transaction will become effective when all conditions are met and a Statement of Transaction is filed with the State of Nevada, or at a later date and time specified in the Statement of Transaction. The Merger, as amended, provides that, upon consummation of the Merger, Energy Fuels shall cause two nominees of the Company to be appointed to the Board of Directors of Energy Fuels.

Our Powder River Basin properties include:

  our 100% owned properties that totaled 19,801 acres as of March 31, 2015; and
  our 81% interest in Arkose Mining Venture properties that totaled 52,818 acres as of March 31, 2015.

Ownership Interests

Our ownership interests in the properties within the Powder River Basin are summarized as follows:

100% Owned Properties

Our 100% owned properties are comprised of unpatented lode mining claims, state leases and fee (private) mineral leases, as summarized as follows:

	Ownership	Number of
	Interest	Claims/	Acreage
Property Composition	(1)	Leases	(Approximate)
Unpatented Lode Mining Claims	100%	826	16,520
State Leases	100%	3	1,360
Fee (private) Mineral Leases	100%	40	1,921
Total		869	19,801

(1) Subject to royalties.

These 100% owned properties in the Powder River Basin include the following core property units:

Property	No. Claims	Acreage
		(Approximate)
Jane Dough (Doughstick)*	22	440
Collins Draw	32	640
North Rolling Pin	54	1,080
Hank *	66	1,320
Nichols Ranch *	36	720
Willow Creek	11	220
West North-Butte	125	2,500
East Nichols	44	880
North Nichols	107	2,140
TOTAL	497	9,940

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

Information regarding the location of and access to our Wyoming properties, together with the history of operations, present condition and geology of each of our significant properties, is presented in Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2014 under the heading “Description of Properties”, previously filed with the SEC on March 16, 2015.

During this quarter we continued to extract uranium through four header houses in our first wellfield at our Nichols Ranch ISR Uranium Project in the Powder River Basin. The timing of our plans to expand the number of producing wells has been lengthened by deferring drilling to reduce costs; an action deemed prudent in light of our pending merger and failure of the market price of uranium to improve. This deferral of mine expansion will limit our short term production plans to amounts necessary to meet our contracted deliveries of uranium which are at prices in excess of the current spot market. Overall production will be dependent upon the extraction efficiency at our wellfield, funds available for development and market factors. Our proposed merger, when effected, may change our short term strategy as other market opportunities may result.

Concurrently, we are proceeding with the environmental permit and license applications for the Jane Dough Unit, which is adjacent to the operating Nichols Ranch Unit and will share its infrastructure. Our applications have been submitted and are being evaluated by the relevant regulators. When approved, we will have the option to revise our plan of operations to bring our Jane Dough Unit into recovery operations before the Hank Unit of our Nichols Ranch Mine; Jane Dough fluids can be delivered to our Nichols Ranch Mine processing facility by pipeline, thus eliminating the need to build a satellite processing facility. Jane Dough includes the Doughstick, South Doughstick and North Jane properties. Additional units may be added as we assess our geological data. Other strategies are also being considered for Hank, possibly in concert with other properties. We may continue the exploration and, if warranted, the potential future development and strategic planning of our other Wyoming Powder River Basin properties.

During the first quarter of 2015 we:

  produced 55,000 pounds of uranium oxide and sold 50,000 pounds to meet contracted deliveries;
  added injection and recovery wells in Nichols Ranch Production Area #1;
  drilled delineation and pilot holes for expanded production wells;
  successfully completed a NRC in-production inspection;
  continued processing our permit applications for the Jane Dough Unit; and
  entered into an Agreement and Plan of Merger with Energy Fuels Inc.

Financial Position

The Company's overall financial position is disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 16, 2015 and the unaudited consolidated Financial Statements at March 31, 2015 as provided herein under the section heading “Financial Statements” above.

Liquidity and Capital Resources

We are carrying out a limited exploration, environmental and uranium recovery program in 2015 as reported in our Annual Report. This plan anticipated continuation of uranium extraction and expansion of our wellfields at our Nichols Ranch Unit. The plan is proceeding with lower than projected production and market prices, and the proposed merger with Energy Fuels has incurred substantial non-operational expenses for due diligence, legal and transactional activities. This has reduced cash available for operations and, in conjunction with low spot prices, has resulted in the decision to curtail certain non-essential activities, e.g. wellfield and production expansion beyond that required to meet uranium delivery commitments. Accordingly, wellfield development plans are being scaled back with a corresponding reduction in planned production, sales and revenue.

We commenced uranium extraction activities in mid-2014 and, accordingly, our results to date reflect a start-up mode of operation and are not reasonably comparable to prior periods, nor are current results indicative of the future. Our mining operation extracted approximately 55,000 pounds of U3O8 in the three months ended March 31, 2015; of which 50,000 pounds was sold. Inventory of approximately 55,000 pounds at March 31, 2015 includes 19,000 pounds in process.

During the three months ended March 31, 2015 all operational expenditures incurred, excluding inventory costs, were $5,549,046. These expenditures include construction costs incurred for the Nichols Ranch project totaling $2,270,680, all of which have been expensed.

On March 31, 2015 we had cash of $4,771,849 and working capital of $6,095,881, as compared to cash of $6,017,594 and working capital of $9,914,608 as of December 31, 2014. Our cash is invested in bank savings accounts and is available on demand.

Net cash used in operating activities was $555,125 for the three months ended March 31, 2015, compared to $5,431,571 for the corresponding period in 2014. Net cash used to purchase property and equipment was $104,230 for the three months ended March 31, 2015, compared to $132,198 used in the corresponding period in 2014.

Net cash used for financing activities amounted to $586,390 for the three months ended March 31, 2015, primarily reducing notes payable, compared to $463,678 provided in the corresponding period in 2014, primarily from issuance of common stock.

During the twelve-month period following the date of this quarterly report we anticipate that, although we will generate a modest amount of revenue, we will continue to be cash flow negative. The Nichols Ranch ISR Uranium Project is not currently providing sufficient cash flow to maintain desirable expenditures for wellfield expansion and corporate general and administrative costs in 2015. We anticipate that these expenditures will be paid for from cash on hand, operations and/or debt or equity financing. We currently have sufficient working capital to fund limited activities for the next twelve months. If the proposed merger does not become effective and/or uranium markets do not improve in 2015 we may have to restrain operations until alternate funding is obtained.

To date, our primary source of funds has been equity financings and a loan from the State of Wyoming, and this method is expected to continue together with gross profits from recovery operations. Our operational and exploration plans will be continually evaluated and modified as markets, exploration and environmental results become available. General and administrative expenses, planning and environmental expenses are incurred throughout the year; most of our exploration expenditures are incurred during the drilling period of March through November. Modifications to our plans will be based on many factors including results of operations, exploration, assessment of data, weather conditions, exploration costs, the market for uranium, and available capital.

Should the proposed merger with Energy Fuels not be effected, we anticipate that any additional financing may be in the form of equity financing from the sale of our common stock and the exercise of share purchase options and/or debt, depending on capital markets. We cannot provide assurance that additional financing will be available to us in amounts sufficient to meet our needs or on terms acceptable to us, if at all. In 2014 we filed a new Form S-3 “shelf registration statement”, in the amount of $100 million which was drawn upon, in part, during our July 2014 equity issuance.

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

Results of Operations

Three-month period ended March 31, 2015 compared to three-month period ended March 31, 2014

Revenue and Operating Expenses

We earned $3,400,000 from sales to a utility in this quarter and we anticipate that we will generate additional revenues from the sale of uranium concentrates during the twelve-month period following the date of this quarterly report. Gross profit was $1,489,221 compared to Nil for the comparable three-month period in 2014.

We incurred total operating expenses of approximately $5,549,046 for the three-month period ended March 31, 2015, as compared to $4,707,371 for the corresponding period in 2014. The increase of operating expenses in the amount of $841,675 was primarily attributable to a $1,384,644 increase in general and administrative expenses offset by a $578,199 decrease in mineral property expenses, reflecting reduced development expenditures related to the Nichols Ranch ISR Uranium Project. The increase in general and administrative expenses includes a $396,496 increase in stock based compensation and $791,939 of one-time merger related expenses.

Our financing expense for the three-month period ended March 31, 2015 was $301,612, as compared to $307,728 for the corresponding period in 2014. Our interest income was $4,092 for the three-month period ended March 31, 2015 compared to $7,472 in 2014 when cash balances were higher. The financing expense is related to our Note payable, issued in December 2013.

Net loss for the three-month period ended March 31, 2015 was approximately $4,254,809, as compared to approximately $4,909,277 for the corresponding period in 2014. The $654,466 decrease in net loss was primarily attributable to the gross profit from operations of $1,489,221 and a $578,199 decrease in mineral property expenditures as we conducted extraction activities, offset by the $1,384,644 increase in general and administrative expenses.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders except as disclosed in the unaudited Financial Statements at March 31, 2015. The Company has had no material changes to its off-balance sheet arrangements as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 16, 2015 and the unaudited Financial Statements at March 31, 2015 as provided herein under the section heading “Financial Statements” above.

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

Contractual Obligations

The Company has had no material changes to its contractual obligations as disclosed in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2015 and the unaudited Financial Statements at March 31, 2015 as provided herein under the section heading “Financial Statements” above.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this report, an evaluation was carried out under the supervision of and with the participation of the Company's management, including its Chief Executive Officer (“CEO”), Glenn Catchpole, and Chief Financial Officer (“CFO”), Benjamin Leboe, of the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms; and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

During our most recently completed fiscal quarter ended March 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Since the announcement of our Merger on January 5, 2015, a number of putative shareholder class action complaints have been filed against the Company, the Company’s Board of Directors, Energy Fuels, Inc. and EFR Nevada Corp. in the District Court, Clark County, Nevada and one in the District Court, Washoe County, Nevada, by purported Uranerz shareholders challenging the Merger. All of the cases in Clark County have been consolidated. The plaintiffs seek, among other things, damages, attorneys' and experts' fees and injunctive relief concerning the alleged breaches of fiduciary duty and to prohibit the defendants from consummating the Merger. The Company believes the claims asserted in the complaints have no merit, and it and all of the members of the Board of Directors intend to defend vigorously against them. The future impact on the Company’s consolidated financial statements is not determinable at this time.

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 16, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (“Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended March 31, 2015, the Company’s mineral properties were not subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety Act.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are attached to this Quarterly Report on Form 10-Q:

Exhibit
Number	Description
2.1	Agreement and Plan of Merger, dated as of January 4, 2015, by and between the Company, Energy Fuels Inc. and EFR Nevada Corp.(1)
3.1	Articles of Incorporation (2)
3.2	Bylaws, as amended (2)
3.3	Articles of Amendment filed July 5, 2005 (3)
3.4	Articles of Amendment filed August 8, 2008(4)
3.5	Articles of Amendment filed July 8, 2009(5)
3.6	Articles of Amendment filed August 8, 2011(6)
10.1	Form of Voting Agreement between the Company and the directors and the directors and certain officers of Energy Fuels Inc.(1)
10.2	Form of Voting Agreement between Energy Fuels Inc. and the directors and certain officers of the Company(1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension – Schema
101.CAL	XBRL Taxonomy Extension – Calculations
101.DEF	XBRL Taxonomy Extension – Definitions
101.LAB	XBRL Taxonomy Extension – Labels

(1)	Previously filed as an exhibit to the Registrants Form 8-K, filed January 12, 2015
(2)	Previously filed as an exhibit to the Registrant’s Form SB-2 filed March 15, 2002
(3)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB filed April 14, 2006
(4)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed August 11, 2008
(5)	Previously filed as an exhibit to the Registrant’s Form S-3 filed July 9, 2009
(6)	Previously filed as an exhibit to the Registrant’s Form 8-K, filed August 12, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URANERZ ENERGY CORPORATION

By: /s/ Benjamin Leboe	By: /s/ Glenn Catchpole

Benjamin Leboe, Senior Vice President, Finance and	Glenn Catchpole, Chief Executive
Chief Financial Officer	Officer, Director
(Principal Financial and Accounting Officer)	(Principal Executive Officer)

Date: May 8, 2015	Date: May 8, 2015